Form 10-Q
period 2018-09-30
INDEPENDENT BANK CORP /MI/
filed 2018-11-02
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2018

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES   ☐      NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value	24,105,586
Class	Outstanding at November 1, 2018

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

Index
Part I - Item 1.	INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	September 30, 2018	December 31, 2017
	(unaudited)
	(In thousands, except share amounts)
Assets
Cash and due from banks	$35,180	$36,994
Interest bearing deposits	17,990	17,744
Cash and Cash Equivalents	53,170	54,738
Interest bearing deposits - time	593	2,739
Equity securities at fair value	285	-
Trading securities	-	455
Securities available for sale	436,957	522,925
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	18,355	15,543
Loans held for sale, carried at fair value	41,325	39,436
Loans
Commercial	1,112,101	853,260
Mortgage	1,056,482	849,530
Installment	393,995	316,027
Total Loans	2,562,578	2,018,817
Allowance for loan losses	(24,401)	(22,587)
Net Loans	2,538,177	1,996,230
Other real estate and repossessed assets	1,445	1,643
Property and equipment, net	39,012	39,149
Bank-owned life insurance	54,811	54,572
Deferred tax assets, net	8,449	15,089
Capitalized mortgage loan servicing rights	23,151	15,699
Other intangibles	6,709	1,586
Goodwill	28,300	-
Accrued income and other assets	46,385	29,551
Total Assets	$3,297,124	$2,789,355

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$880,932	$768,333
Savings and interest-bearing checking	1,217,939	1,064,391
Reciprocal	92,635	50,979
Time	399,110	374,872
Brokered time	208,027	141,959
Total Deposits	2,798,643	2,400,534
Other borrowings	79,688	54,600
Subordinated debentures	39,371	35,569
Accrued expenses and other liabilities	34,218	33,719
Total Liabilities	2,951,920	2,524,422

Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 24,150,341 shares at September 30, 2018 and 21,333,869 shares at December 31, 2017	389,689	324,986
Accumulated deficit	(34,596)	(54,054)
Accumulated other comprehensive loss	(9,889)	(5,999)
Total Shareholders’ Equity	345,204	264,933
Total Liabilities and Shareholders’ Equity	$3,297,124	$2,789,355

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
	(In thousands, except per share amounts)

Interest Income
Interest and fees on loans	$31,000	$21,831	$84,027	$61,638
Interest on securities
Taxable	2,737	2,765	8,092	8,300
Tax-exempt	412	512	1,335	1,478
Other investments	303	263	898	867
Total Interest Income	34,452	25,371	94,352	72,283
Interest Expense
Deposits	3,976	1,833	9,472	4,754
Other borrowings and subordinated debentures	779	626	2,267	1,659
Total Interest Expense	4,755	2,459	11,739	6,413
Net Interest Income	29,697	22,912	82,613	65,870
Provision for loan losses	(53)	582	912	806
Net Interest Income After Provision for Loan Losses	29,750	22,330	81,701	65,064
Non-interest Income
Service charges on deposit accounts	3,166	3,281	9,166	9,465
Interchange income	2,486	1,942	7,236	5,869
Net gains (losses) on assets
Mortgage loans	2,745	2,971	8,571	8,886
Securities	93	69	(71)	62
Mortgage loan servicing, net	1,212	1	4,668	668
Other	2,134	2,040	6,294	6,139
Total Non-interest Income	11,836	10,304	35,864	31,089
Non-interest Expense
Compensation and employee benefits	16,169	13,577	46,506	41,104
Occupancy, net	2,233	1,970	6,667	6,032
Data processing	2,051	1,796	6,180	5,670
Merger related expenses	98	10	3,354	10
Furniture, fixtures and equipment	1,043	961	3,029	2,943
Communications	727	685	2,111	2,046
Interchange expense	715	294	1,974	869
Loan and collection	531	481	1,900	1,564
Advertising	594	526	1,578	1,551
Legal and professional	477	540	1,311	1,366
FDIC deposit insurance	270	208	750	608
Other	1,832	1,568	5,276	5,183
Total Non-interest Expense	26,740	22,616	80,636	68,946
Income Before Income Tax	14,846	10,018	36,929	27,207
Income tax expense	2,921	3,159	7,026	8,443
Net Income	$11,925	$6,859	$29,903	$18,764
Net Income Per Common Share
Basic	$0.49	$0.32	$1.29	$0.88
Diluted	$0.49	$0.32	$1.27	$0.87
Dividends Per Common Share
Declared	$0.15	$0.10	$0.45	$0.30
Paid	$0.15	$0.10	$0.45	$0.30

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(unaudited)
	(In thousands)

Net income	$11,925	$6,859	$29,903	$18,764
Other comprehensive income (loss)
Securities available for sale
Unrealized gains (losses) arising during period	(1,157)	20	(6,220)	7,738
Change in unrealized gains (losses) for which a portion of other than temporary impairment has been recognized in earnings	(14)	126	(17)	211
Reclassification adjustments for (gains) losses included in earnings	-	(8)	45	(125)
Unrealized gains (losses) recognized in other comprehensive income (loss) on securities available for sale	(1,171)	138	(6,192)	7,824
Income tax expense (benefit)	(246)	48	(1,300)	2,738
Unrealized gains (losses) recognized in other comprehensive income (loss) on securities available for sale, net of tax	(925)	90	(4,892)	5,086
Derivative instruments
Unrealized gain arising during period	389	95	1,400	95
Reclassification adjustment for income (expense) recognized in earnings	(73)	5	(132)	5
Unrealized gains recognized in other comprehensive income (loss) on derivative instruments	316	100	1,268	100
Income tax expense	66	35	266	35
Unrealized gains recognized in other comprehensive income (loss) on derivative instruments, net of tax	250	65	1,002	65
Other comprehensive income (loss)	(675)	155	(3,890)	5,151
Comprehensive income	$11,250	$7,014	$26,013	$23,915

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2018	2017
	(unaudited - In thousands)
Net Income	$29,903	$18,764
Adjustments to Reconcile Net Income to Net Cash From Operating Activities
Proceeds from sales of loans held for sale	351,486	313,559
Disbursements for loans held for sale	(343,462)	(316,338)
Provision for loan losses	912	806
Deferred income tax expense	6,972	7,422
Deferred loan fees and costs	(3,681)	(4,588)
Net depreciation, amortization of intangible assets and premiums and accretion of discounts on securities, loans and interest bearing deposits - time	4,560	5,079
Net gains on mortgage loans	(8,571)	(8,886)
Net losses on securities	71	(62)
Share based compensation	1,293	1,342
Increase in accrued income and other assets	(16,925)	(12,748)
Increase (decrease) in accrued expenses and other liabilities	(1,930)	2,274
Total Adjustments	(9,275)	(12,140)
Net Cash From Operating Activities	20,628	6,624
Cash Flow Used in Investing Activities
Proceeds from the sale of securities available for sale	31,445	8,834
Proceeds from maturities, prepayments and calls of securities available for sale	125,275	143,953
Purchases of securities available for sale	(71,067)	(84,080)
Proceeds from the sale of interest bearing deposits - time	2,474	-
Proceeds from the maturity of interest bearing deposits - time	3,728	2,100
Purchase of Federal Reserve Bank stock	(2,034)	-
Net increase in portfolio loans (loans originated, net of principal payments)	(272,084)	(326,089)
Proceeds from the sale of portfolio loans	27,577	-
Acquisition of TCSB Bancorp Inc., less cash received	23,516	-
Cash received from the sale of Mepco Finance Corporation assets, net	-	33,446
Proceeds from bank-owned life insurance	474	523
Proceeds from the sale of other real estate and repossessed assets	1,777	4,111
Capital expenditures	(2,812)	(2,592)
Net Cash Used in Investing Activities	(131,731)	(219,794)
Cash Flow From Financing Activities
Net increase in total deposits	110,400	118,042
Net increase in other borrowings	18,903	3,003
Proceeds from Federal Home Loan Bank Advances	1,202,000	461,000
Payments of Federal Home Loan Bank Advances	(1,210,197)	(397,587)
Dividends paid	(10,446)	(6,400)
Proceeds from issuance of common stock	202	57
Share based compensation withholding obligation	(1,327)	(536)
Net Cash From Financing Activities	109,535	177,579
Net Decrease in Cash and Cash Equivalents	(1,568)	(35,591)
Cash and Cash Equivalents at Beginning of Period	54,738	83,194
Cash and Cash Equivalents at End of Period	$53,170	$47,603
Cash paid during the period for
Interest	$11,168	$6,240
Income taxes	120	988
Transfers to other real estate and repossessed assets	960	1,389
Transfer of loans to held for sale	27,577	-
Purchase of securities available for sale not yet settled	1,000	1,765
Sale of securities available for sale not yet settled	-	760

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders' Equity

	Nine months ended September 30,
	2018	2017
	(unaudited)
	(In thousands)

Balance at beginning of period	$264,933	$248,980
Cumulative effect of change in accounting	-	352
Balance at beginning of period, as adjusted	264,933	249,332
Net income	29,903	18,764
Cash dividends declared	(10,446)	(6,400)
Acquisition of TCSB Bancorp, Inc.	64,536	-
Issuance of common stock	202	57
Share based compensation	1,293	1,342
Share based compensation withholding obligation	(1,327)	(536)
Net change in accumulated other comprehensive loss, net of related tax effect	(3,890)	5,151
Balance at end of period	$345,204	$267,710

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of September 30, 2018 and December 31, 2017, and the results of operations for the three and nine-month periods ended September 30, 2018 and 2017.  The results of operations for the three and nine-month periods ended September 30, 2018, are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.  Our critical accounting policies include the determination of the allowance for loan losses, the valuation of capitalized mortgage loan servicing rights and the valuation of deferred tax assets.  Refer to our 2017 Annual Report on Form 10-K for a disclosure of our accounting policies.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, (“ASU 2014-09”). This ASU supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this ASU specifies the accounting for some costs to obtain or fulfill a contract with a customer.  We adopted this ASU using the modified retrospective approach with no impact to our accumulated deficit at January 1, 2018.  Financial instruments for the most part and related contractual rights and obligations which are the sources of the majority of our operating revenue are excluded from the scope of this amended guidance.  Those operating revenue streams that are included in the scope of this amended guidance were not materially impacted.  Results for reporting periods beginning after January 1, 2018 are presented under this ASU while prior period amounts continue to be reported in accordance with legacy GAAP.  The impact of the adoption of this ASU on our Condensed Consolidated Statements of Operations for the three and nine month periods ending September 30, 2018 is summarized in the table below.  In addition, see note #17 for further discussion on our accounting policies for operating revenue streams that are included in the scope of this amended guidance.

The impact of the adoption of ASU 2014-09 on our Condensed Consolidated Statement of Operations follows:

	As Reported	Under Legacy GAAP	Impact of ASU 2014-09
	(In thousands)
Three months ended September 30, 2018
Non-interest income - Interchange income	$2,486	$2,088	$398	(1)

Non-interest expense - interchange expense	$715	$317	398	(1)
Impact on net income			$-

Nine months ended September 30, 2018
Non-interest income - Interchange income	$7,236	$6,170	$1,066	(1)

Non-interest expense - interchange expense	$1,974	$908	1,066	(1)
Impact on net income			$-

(1)	Represents certain costs charged by payment networks that were previously netted against interchange income.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities”.  This ASU amends existing guidance related to the accounting for certain financial assets and liabilities. These amendments, among other things, require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. This amended guidance was effective for us on January 1, 2018.  The adoption of this ASU did not have a material impact on our consolidated operating results or financial condition.  As a result of the adoption of this ASU our equity securities previously classified as trading securities are now classified as equity securities at fair value on our September 30, 2018 Condensed Consolidated Statement of Financial Condition.  In addition, this amended guidance impacted certain fair value disclosure items (see note #12).

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3.	Securities

Securities available for sale consist of the following:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
September 30, 2018
U.S. agency	$20,769	$-	$346	$20,423
U.S. agency residential mortgage-backed	126,851	802	2,592	125,061
U.S. agency commercial mortgage-backed	6,039	-	224	5,815
Private label mortgage-backed	29,340	369	736	28,973
Other asset backed	78,567	147	188	78,526
Obligations of states and political subdivisions	143,138	219	3,703	139,654
Corporate	35,017	65	512	34,570
Trust preferred	1,963	-	38	1,925
Foreign government	2,060	-	50	2,010
Total	$443,744	$1,602	$8,389	$436,957

December 31, 2017
U.S. Treasury	$898	$-	$-	$898
U.S. agency	25,667	82	67	25,682
U.S. agency residential mortgage-backed	137,785	1,116	983	137,918
U.S. agency commercial mortgage-backed	9,894	36	170	9,760
Private label mortgage-backed	29,011	428	330	29,109
Other asset backed	93,811	202	115	93,898
Obligations of states and political subdivisions	174,073	755	1,883	172,945
Corporate	47,365	578	90	47,853
Trust preferred	2,929	-	127	2,802
Foreign government	2,087	-	27	2,060
Total	$523,520	$3,197	$3,792	$522,925

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our investments’ gross unrealized losses and fair values aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

September 30, 2018
U.S. agency	$11,938	$239	$8,485	$107	$20,423	$346
U.S. agency residential mortgage-backed	28,672	765	40,857	1,827	69,529	2,592
U.S. agency commercial mortgage-backed	1,358	12	4,391	212	5,749	224
Private label mortgage- backed	10,209	295	8,473	441	18,682	736
Other asset backed	30,663	92	11,226	96	41,889	188
Obligations of states and political subdivisions	59,590	1,157	57,509	2,546	117,099	3,703
Corporate	20,853	361	5,726	151	26,579	512
Trust preferred	-	-	925	38	925	38
Foreign government	-	-	2,010	50	2,010	50
Total	$163,283	$2,921	$139,602	$5,468	$302,885	$8,389

December 31, 2017
U.S. agency	$5,466	$26	$5,735	$41	$11,201	$67
U.S. agency residential mortgage-backed	22,198	229	40,698	754	62,896	983
U.S. agency commercial mortgage-backed	2,181	34	3,994	136	6,175	170
Private label mortgage-backed	11,390	92	4,396	238	15,786	330
Other asset backed	20,352	40	16,648	75	37,000	115
Obligations of states and political subdivisions	76,574	936	28,246	947	104,820	1,883
Corporate	14,440	33	3,943	57	18,383	90
Trust preferred	-	-	2,802	127	2,802	127
Foreign government	489	10	1,571	17	2,060	27
Total	$153,090	$1,400	$108,033	$2,392	$261,123	$3,792

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

U.S. agency, U.S. agency residential mortgage-backed securities and U.S. agency commercial mortgage backed securities — at September 30, 2018, we had 51 U.S. agency, 133 U.S. agency residential mortgage-backed and 15 U.S. agency commercial mortgage-backed securities whose fair market value is less than amortized cost. The unrealized losses are largely attributed to increases in interest rates since acquisition and widening spreads to Treasury bonds. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Private label mortgage backed securities — at September 30, 2018, we had 27 of this type of security whose fair value is less than amortized cost. Unrealized losses are primarily due to credit spread widening and increases in interest rates since their acquisition.

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

Other asset backed — at September 30, 2018, we had 72 other asset backed securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and increases in interest rates since acquisition. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Obligations of states and political subdivisions — at September 30, 2018, we had 393 municipal securities whose fair value is less than amortized cost. The unrealized losses are primarily due to wider benchmark pricing spreads and increases in interest rates since acquisition. Tax exempt securities have been negatively impacted by lower federal tax rates signed into law in December, 2017. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Corporate — at September 30, 2018, we had 32 corporate securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and increases in interest rates since acquisition. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Trust preferred securities — at September 30, 2018, we had one trust preferred security whose fair value is less than amortized cost. This trust preferred security is a single issue security issued by a trust subsidiary of a bank holding company. The pricing of this trust preferred security has suffered from credit spread widening.  This security is rated by a major rating agency as investment grade. As management does not intend to liquidate this security and it is more likely than not that we will not be required to sell this security prior to recovery of the unrealized loss, this decline is not deemed to be other than temporary.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Foreign government — at September 30, 2018, we had two foreign government securities whose fair value is less than amortized cost. The unrealized losses are primarily due to increases in interest rates since acquisition. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

We recorded no credit related OTTI charges in our Condensed Consolidated Statements of Operations related to securities available for sale during the three and nine month periods ended September 30, 2018 and 2017, respectively.

At September 30, 2018, three private label mortgage-backed securities had credit related OTTI and are summarized as follows:

	Senior Security	Super Senior Security	Senior Support Security	Total
	(In thousands)

Fair value	$842	$808	$32	$1,682
Amortized cost	698	633	-	1,331
Non-credit unrealized loss	-	-	-	-
Unrealized gain	144	175	32	351
Cumulative credit related OTTI	757	457	380	1,594

Each of these securities is receiving principal and interest payments similar to principal reductions in the underlying collateral.  All three of these securities have unrealized gains at September 30, 2018.  The original amortized cost (current amortized cost excluding cumulative credit related OTTI) for each of these securities has been permanently adjusted downward for previously recorded credit related OTTI.  The unrealized loss (based on original amortized cost) for these securities is now less than previously recorded credit related OTTI amounts.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The amortized cost and fair value of securities available for sale at September 30, 2018, by contractual maturity, follow:

	Amortized Cost	Fair Value
	(In thousands)
Maturing within one year	$14,513	$14,494
Maturing after one year but within five years	79,683	78,634
Maturing after five years but within ten years	62,609	60,979
Maturing after ten years	46,142	44,475
	202,947	198,582
U.S. agency residential mortgage-backed	126,851	125,061
U.S. agency commercial mortgage-backed	6,039	5,815
Private label mortgage-backed	29,340	28,973
Other asset backed	78,567	78,526
Total	$443,744	$436,957

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

Gains and losses realized on the sale of securities available for sale are determined using the specific identification method and are recognized on a trade-date basis.  A summary of proceeds from the sale of securities available for sale and gains and losses for the nine month periods ending September 30, follows:

		Realized
	Proceeds (1)	Gains (2)	Losses
	(In thousands)
2018	$31,445	$81	$126
2017	9,594	125	-

(1)	2017 includes $0.760 million for trades that did not settle until after September 30, 2017.
(2)	2018 excludes a $0.144 million gain on the sale of 1,000 VISA Class B shares.

Certain preferred stocks have been classified as equity securities at fair value in our Condensed Consolidated Statement of Financial Condition beginning on January 1, 2018.  Previously these preferred stocks were classified as trading securities.  See note #2.  During the nine months ended September 30, 2018 and 2017 we recognized losses on these preferred stocks of $0.170 million and $0.063 million, respectively, that are included in net gains (losses) on securities in the Condensed Consolidated Statements of Operations.  These amounts relate to preferred stock still held at each respective period end.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.	Loans

Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent loss experience, current economic conditions and other pertinent factors.

An analysis of the allowance for loan losses by portfolio segment for the three months ended September 30, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2018
Balance at beginning of period	$6,073	$8,296	$848	$8,287	$23,504
Additions (deductions)
Provision for loan losses	(907)	415	(25)	464	(53)
Recoveries credited to the allowance	1,418	192	298	-	1,908
Loans charged against the allowance	(225)	(448)	(285)	-	(958)
Balance at end of period	$6,359	$8,455	$836	$8,751	$24,401

2017
Balance at beginning of period	$5,100	$8,145	$900	$6,441	$20,586
Additions (deductions)
Provision for loan losses	(97)	68	(33)	644	582
Recoveries credited to the allowance	340	587	285	-	1,212
Loans charged against the allowance	(92)	(471)	(339)	-	(902)
Balance at end of period	$5,251	$8,329	$813	$7,085	$21,478

An analysis of the allowance for loan losses by portfolio segment for the nine months ended September 30, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2018
Balance at beginning of period	$5,595	$8,733	$864	$7,395	$22,587
Additions (deductions)
Provision for loan losses	(1,404)	778	182	1,356	912
Recoveries credited to the allowance	2,458	549	761	-	3,768
Loans charged against the allowance	(290)	(1,605)	(971)	-	(2,866)
Balance at end of period	$6,359	$8,455	$836	$8,751	$24,401

2017
Balance at beginning of period	$4,880	$8,681	$1,011	$5,662	$20,234
Additions (deductions)
Provision for loan losses	(197)	(593)	173	1,423	806
Recoveries credited to the allowance	946	1,264	788	-	2,998
Loans charged against the allowance	(378)	(1,023)	(1,159)	-	(2,560)
Balance at end of period	$5,251	$8,329	$813	$7,085	$21,478

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Allowance for loan losses and recorded investment in loans by portfolio segment follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
September 30, 2018
Allowance for loan losses
Individually evaluated for impairment	$727	$5,155	$220	$-	$6,102
Collectively evaluated for impairment	5,632	3,300	616	8,751	18,299
Loans acquired with deteriorated credit quality	-	-	-	-	-
Total ending allowance balance	$6,359	$8,455	$836	$8,751	$24,401

Loans
Individually evaluated for impairment	$9,714	$48,815	$3,630		$62,159
Collectively evaluated for impairment	1,103,860	1,011,276	391,093		2,506,229
Loans acquired with deteriorated credit quality	1,653	557	355		2,565
Total loans recorded investment	1,115,227	1,060,648	395,078		2,570,953
Accrued interest included in recorded investment	3,126	4,166	1,083		8,375
Total loans	$1,112,101	$1,056,482	$393,995		$2,562,578

December 31, 2017
Allowance for loan losses
Individually evaluated for impairment	$837	$5,725	$277	$-	$6,839
Collectively evaluated for impairment	4,758	3,008	587	7,395	15,748
Total ending allowance balance	$5,595	$8,733	$864	$7,395	$22,587

Loans
Individually evaluated for impairment	$8,420	$53,179	$3,945		$65,544
Collectively evaluated for impairment	847,140	799,629	313,005		1,959,774
Total loans recorded investment	855,560	852,808	316,950		2,025,318
Accrued interest included in recorded investment	2,300	3,278	923		6,501
Total loans	$853,260	$849,530	$316,027		$2,018,817

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	90+ and Still Accruing	Non- Accrual	Total Non- Performing Loans
	(In thousands)
September 30, 2018
Commercial
Income producing - real estate	$-	$-	$-
Land, land development and construction - real estate	-	2,402	2,402
Commercial and industrial	-	380	380
Mortgage
1-4 family	-	4,159	4,159
Resort lending	-	969	969
Home equity - 1st lien	-	324	324
Home equity - 2nd lien	-	353	353
Installment
Home equity - 1st lien	-	225	225
Home equity - 2nd lien	-	246	246
Boat lending	-	64	64
Recreational vehicle lending	-	8	8
Other	-	213	213
Total recorded investment	$-	$9,343	$9,343
Accrued interest included in recorded investment	$-	$-	$-
December 31, 2017
Commercial
Income producing - real estate	$-	$30	$30
Land, land development and construction - real estate	-	9	9
Commercial and industrial	-	607	607
Mortgage
1-4 family	-	5,130	5,130
Resort lending	-	1,223	1,223
Home equity - 1st lien	-	326	326
Home equity - 2nd lien	-	316	316
Installment
Home equity - 1st lien	-	141	141
Home equity - 2nd lien	-	159	159
Boat lending	-	100	100
Recreational vehicle lending	-	25	25
Other	-	118	118
Total recorded investment	$-	$8,184	$8,184
Accrued interest included in recorded investment	$-	$-	$-

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An aging analysis of loans by class follows:

	Loans Past Due				Loans not Past Due	Total Loans
	30-59 days	60-89 days	90+ days	Total
	(In thousands)
September 30, 2018
Commercial
Income producing - real estate	$-	$32	$-	$32	$378,201	$378,233
Land, land development and construction - real estate	-	-	2,402	2,402	61,760	64,162
Commercial and industrial	881	25	51	957	671,875	672,832
Mortgage
1-4 family	2,146	687	4,344	7,177	844,584	851,761
Resort lending	418	-	969	1,387	83,420	84,807
Home equity - 1st lien	81	15	324	420	40,312	40,732
Home equity - 2nd lien	364	209	353	926	82,422	83,348
Installment
Home equity - 1st lien	285	44	225	554	7,738	8,292
Home equity - 2nd lien	190	45	246	481	7,099	7,580
Boat lending	153	16	64	233	169,925	170,158
Recreational vehicle lending	46	30	8	84	123,199	123,283
Other	145	140	213	498	85,267	85,765
Total recorded investment	$4,709	$1,243	$9,199	$15,151	$2,555,802	$2,570,953
Accrued interest included in recorded investment	$53	$21	$-	$74	$8,301	$8,375

December 31, 2017
Commercial
Income producing - real estate	$-	$-	$30	$30	$290,466	$290,496
Land, land development and construction - real estate	9	-	-	9	70,182	70,191
Commercial and industrial	60	-	44	104	494,769	494,873
Mortgage
1-4 family	1,559	802	5,130	7,491	659,742	667,233
Resort lending	713	-	1,223	1,936	88,620	90,556
Home equity - 1st lien	308	38	326	672	34,689	35,361
Home equity - 2nd lien	353	155	316	824	58,834	59,658
Installment
Home equity - 1st lien	90	11	141	242	9,213	9,455
Home equity - 2nd lien	217	94	159	470	9,001	9,471
Boat lending	59	36	100	195	129,777	129,972
Recreational vehicle lending	28	20	25	73	92,737	92,810
Other	275	115	118	508	74,734	75,242
Total recorded investment	$3,671	$1,271	$7,612	$12,554	$2,012,764	$2,025,318
Accrued interest included in recorded investment	$43	$22	$-	$65	$6,436	$6,501

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans are as follows:

	September 30, 2018	December 31, 2017
Impaired loans with no allocated allowance for loan losses	(In thousands)
TDR	$347	$349
Non - TDR	2,402	175
Impaired loans with an allocated allowance for loan losses
TDR - allowance based on collateral	2,366	2,482
TDR - allowance based on present value cash flow	56,599	62,113
Non - TDR - allowance based on collateral	168	148
Total impaired loans	$61,882	$65,267

Amount of allowance for loan losses allocated
TDR - allowance based on collateral	$692	$684
TDR - allowance based on present value cash flow	5,335	6,089
Non - TDR - allowance based on collateral	75	66
Total amount of allowance for loan losses allocated	$6,102	$6,839

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans by class  are as follows:

	September 30, 2018			December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance for loan losses recorded:	(In thousands)
Commercial
Income producing - real estate	$-	$-	$-	$-	$-	$-
Land, land development & construction-real estate	2,402	2,402	-	-	-	-
Commercial and industrial	347	347	-	524	549	-
Mortgage
1-4 family	2	447	-	2	469	-
Resort lending	-	-	-	-	-	-
Home equity - 1st lien	-	-	-	-	-	-
Home equity - 2nd lien	-	34	-	-	-	-
Installment
Home equity - 1st lien	1	90	-	1	69	-
Home equity - 2nd lien	-	-	-	-	-	-
Boat lending	-	5	-	-	-	-
Recreational vehicle lending	-	-	-	-	-	-
Other	-	16	-	-	-	-
	2,752	3,341	-	527	1,087	-
With an allowance for loan losses recorded:
Commercial
Income producing - real estate	4,829	4,808	307	5,195	5,347	347
Land, land development & construction-real estate	152	152	4	166	194	9
Commercial and industrial	1,984	2,133	416	2,535	2,651	481
Mortgage
1-4 family	34,656	36,169	3,126	36,848	38,480	3,454
Resort lending	13,934	13,972	2,017	15,978	16,046	2,210
Home equity - 1st lien	66	65	3	173	236	43
Home equity - 2nd lien	157	156	9	178	213	18
Installment
Home equity - 1st lien	1,520	1,640	97	1,667	1,804	108
Home equity - 2nd lien	1,626	1,644	93	1,793	1,805	140
Boat lending	-	-	-	1	5	1
Recreational vehicle lending	81	81	4	90	90	5
Other	402	428	26	393	418	23
	59,407	61,248	6,102	65,017	67,289	6,839
Total
Commercial
Income producing - real estate	4,829	4,808	307	5,195	5,347	347
Land, land development & construction-real estate	2,554	2,554	4	166	194	9
Commercial and industrial	2,331	2,480	416	3,059	3,200	481
Mortgage
1-4 family	34,658	36,616	3,126	36,850	38,949	3,454
Resort lending	13,934	13,972	2,017	15,978	16,046	2,210
Home equity - 1st lien	66	65	3	173	236	43
Home equity - 2nd lien	157	190	9	178	213	18
Installment
Home equity - 1st lien	1,521	1,730	97	1,668	1,873	108
Home equity - 2nd lien	1,626	1,644	93	1,793	1,805	140
Boat lending	-	5	-	1	5	1
Recreational vehicle lending	81	81	4	90	90	5
Other	402	444	26	393	418	23
Total	$62,159	$64,589	$6,102	$65,544	$68,376	$6,839

Accrued interest included in recorded investment	$277			$277

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Average recorded investment in and interest income earned on impaired loans by class for the three month periods ending September 30, follows:

	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance for loan losses recorded:	(In thousands)
Commercial
Income producing - real estate	$-	$-	$-	$-
Land, land development & construction-real estate	2,402	-	-	-
Commercial and industrial	425	7	445	8
Mortgage
1-4 family	121	9	127	7
Resort lending	-	-	-	-
Home equity - 1st lien	-	-	-	-
Home equity - 2nd lien	-	-	-	-
Installment
Home equity - 1st lien	1	1	1	1
Home equity - 2nd lien	-	-	-	-
Boat lending	-	-	-	-
Recreational vehicle lending	-	-	-	-
Other	-	-	-	1
	2,949	17	573	17
With an allowance for loan losses recorded:
Commercial
Income producing - real estate	4,968	64	7,311	91
Land, land development & construction-real estate	153	3	171	2
Commercial and industrial	2,264	24	2,878	26
Mortgage
1-4 family	34,731	458	38,533	462
Resort lending	14,276	161	16,175	153
Home equity - 1st lien	67	1	201	1
Home equity - 2nd lien	157	2	180	2
Installment
Home equity - 1st lien	1,545	27	1,808	40
Home equity - 2nd lien	1,679	24	2,058	26
Boat lending	1	-	1	-
Recreational vehicle lending	83	1	98	1
Other	406	5	361	6
	60,330	770	69,775	810
Total
Commercial
Income producing - real estate	4,968	64	7,311	91
Land, land development & construction-real estate	2,555	3	171	2
Commercial and industrial	2,689	31	3,323	34
Mortgage
1-4 family	34,852	467	38,660	469
Resort lending	14,276	161	16,175	153
Home equity - 1st lien	67	1	201	1
Home equity - 2nd lien	157	2	180	2
Installment
Home equity - 1st lien	1,546	28	1,809	41
Home equity - 2nd lien	1,679	24	2,058	26
Boat lending	1	-	1	-
Recreational vehicle lending	83	1	98	1
Other	406	5	361	7
Total	$63,279	$787	$70,348	$827

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Average recorded investment in and interest income earned on impaired loans by class for the nine month periods ending September 30, follows:

	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance for loan losses recorded:	(In thousands)
Commercial
Income producing - real estate	$-	$-	$222	$-
Land, land development & construction-real estate	1,201	-	8	-
Commercial and industrial	472	20	808	16
Mortgage
1-4 family	70	18	64	16
Resort lending	-	-	-	-
Home equity - 1st lien	-	-	-	-
Home equity - 2nd lien	-	-	-	-
Installment
Home equity - 1st lien	1	5	1	4
Home equity - 2nd lien	-	-	-	-
Boat lending	-	-	-	-
Recreational vehicle lending	-	-	-	-
Other	-	1	-	1
	1,744	44	1,103	37
With an allowance for loan losses recorded:
Commercial
Income producing - real estate	5,077	202	7,525	300
Land, land development & construction-real estate	157	7	187	6
Commercial and industrial	2,391	90	3,488	98
Mortgage
1-4 family	35,549	1,347	39,716	1,420
Resort lending	15,027	475	16,485	464
Home equity - 1st lien	115	4	218	5
Home equity - 2nd lien	167	5	217	5
Installment
Home equity - 1st lien	1,595	81	1,874	107
Home equity - 2nd lien	1,728	76	2,210	96
Boat lending	1	-	1	-
Recreational vehicle lending	86	3	103	4
Other	406	18	373	19
	62,299	2,308	72,397	2,524
Total
Commercial
Income producing - real estate	5,077	202	7,747	300
Land, land development & construction-real estate	1,358	7	195	6
Commercial and industrial	2,863	110	4,296	114
Mortgage
1-4 family	35,619	1,365	39,780	1,436
Resort lending	15,027	475	16,485	464
Home equity - 1st lien	115	4	218	5
Home equity - 2nd lien	167	5	217	5
Installment
Home equity - 1st lien	1,596	86	1,875	111
Home equity - 2nd lien	1,728	76	2,210	96
Boat lending	1	-	1	-
Recreational vehicle lending	86	3	103	4
Other	406	19	373	20
Total	$64,043	$2,352	$73,500	$2,561

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance.

Troubled debt restructurings follow:

	September 30, 2018
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDRs	$6,904	$49,397		$56,301
Non-performing TDRs(2)	212	2,799	(3)	3,011
Total	$7,116	$52,196		$59,312

	December 31, 2017
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDRs	$7,748	$52,367		$60,115
Non-performing TDRs(2)	323	4,506	(3)	4,829
Total	$8,071	$56,873		$64,944

(1)	Retail loans include mortgage and installment portfolio segments.
(2)	Included in non-performing loans table above.
(3)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

We allocated $6.0 million and $6.8 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2018 and December 31, 2017, respectively.

During the nine months ended September 30, 2018 and 2017, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans generally included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the three-month periods ended September 30 follow:

	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
	(Dollars in thousands)
2018
Commercial
Income producing - real estate	-	$-	$-
Land, land development & construction-real estate	-	-	-
Commercial and industrial	1	24	24
Mortgage
1-4 family	3	609	609
Resort lending	1	115	114
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	1	15	15
Home equity - 2nd lien	1	20	21
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	-	-	-
Total	7	$783	$783

2017
Commercial
Income producing - real estate	-	$-	$-
Land, land development & construction-real estate	-	-	-
Commercial and industrial	-	-	-
Mortgage
1-4 family	1	93	95
Resort lending	-	-	-
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	2	51	50
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	1	10	10
Total	4	$154	$155

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the nine-month periods ended September 30 follow:

	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
	(Dollars in thousands)
2018
Commercial
Income producing - real estate	1	$67	$67
Land, land development & construction-real estate	-	-	-
Commercial and industrial	6	611	611
Mortgage
1-4 family	7	903	889
Resort lending	1	115	114
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	6	203	205
Home equity - 2nd lien	3	113	114
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	2	76	73
Total	26	$2,088	$2,073

2017
Commercial
Income producing - real estate	-	$-	$-
Land, land development & construction-real estate	-	-	-
Commercial and industrial	12	786	786
Mortgage
1-4 family	3	142	144
Resort lending	1	189	189
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	2	34	37
Home equity - 2nd lien	7	300	301
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	1	10	10
Total	26	$1,461	$1,467
The troubled debt restructurings described above for 2018 decreased the allowance for loan losses by $0.01 million and resulted in zero charge offs during the three months ended September 30, 2018, and decreased the allowance by $0.004 million and resulted in zero charge offs during the nine months ended September 30, 2018.

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

There were no troubled debt restructurings that subsequently defaulted within twelve months following the modification during the three and nine months periods ended September 30, 2018.

Six commercial and industrial loans with a recorded balance of $0.16 million that have been classified as troubled debt restructurings during the past twelve months (from September 30, 2017) subsequently defaulted during the three and nine month periods ended September 30, 2017.  These subsequent defaults resulted in an increase in the allowance of $0.02 million and $0.04 million during the three and nine month periods ended September 30, 2017, respectively and resulted in charge-offs of $0.05 million during both the three and nine month periods ended September 30, 2017.  There were no troubled debt restructurings that subsequently defaulted within twelve months following the modification during the three and nine months ended September 30, 2017 for any other loan class.

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

The following table summarizes loan ratings by loan class for our commercial loan segment:

	Commercial
	Non-watch 1-6	Watch 7-8	Substandard Accrual 9	Non- Accrual 10-11	Total
	(In thousands)
September 30, 2018
Income producing - real estate	$374,965	$3,060	$208	$-	$378,233
Land, land development and construction - real estate	55,126	6,623	11	2,402	64,162
Commercial and industrial	634,763	27,174	10,515	380	672,832
Total	$1,064,854	$36,857	$10,734	$2,782	$1,115,227
Accrued interest included in total	$2,869	$146	$111	$-	$3,126

December 31, 2017
Income producing - real estate	$288,869	$1,293	$304	$30	$290,496
Land, land development and construction - real estate	70,122	60	-	9	70,191
Commercial and industrial	463,570	28,351	2,345	607	494,873
Total	$822,561	$29,704	$2,649	$646	$855,560
Accrued interest included in total	$2,198	$94	$8	$-	$2,300

For each of our mortgage and installment segment classes, we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated semi-annually.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables summarize credit scores by loan class for our mortgage and installment loan segments:

	Mortgage (1)
	1-4 Family	Resort Lending	Home Equity 1st Lien	Home Equity 2nd Lien	Total
	(In thousands)
September 30, 2018
800 and above	$110,400	$12,423	$7,872	$12,318	$143,013
750-799	358,072	32,498	15,037	30,573	436,180
700-749	211,575	21,239	9,562	21,561	263,937
650-699	104,395	9,271	3,222	9,539	126,427
600-649	30,578	4,142	569	2,884	38,173
550-599	13,491	1,220	503	1,261	16,475
500-549	7,641	822	228	1,205	9,896
Under 500	1,702	84	86	190	2,062
Unknown	13,907	3,108	3,653	3,817	24,485
Total	$851,761	$84,807	$40,732	$83,348	$1,060,648
Accrued interest included in total	$3,161	$360	$206	$439	$4,166

December 31, 2017
800 and above	$78,523	$11,625	$6,169	$7,842	$104,159
750-799	283,558	36,015	16,561	24,126	360,260
700-749	154,239	22,099	7,317	15,012	198,667
650-699	84,121	12,145	2,793	7,420	106,479
600-649	25,087	3,025	1,189	2,512	31,813
550-599	15,136	2,710	518	1,118	19,482
500-549	9,548	1,009	397	1,156	12,110
Under 500	2,549	269	260	385	3,463
Unknown	14,472	1,659	157	87	16,375
Total	$667,233	$90,556	$35,361	$59,658	$852,808
Accrued interest included in total	$2,456	$371	$157	$294	$3,278

(1) Other than for the TCSB Bancorp, Inc. ("TCSB") acquired loans, credit scores have been updated within the last twelve months.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Installment(1)
	Home Equity 1st Lien	Home Equity 2nd Lien	Boat Lending	Recreational Vehicle Lending	Other	Total
	(In thousands)
September 30, 2018
800 and above	$651	$264	$25,231	$22,621	$6,223	$54,990
750-799	1,899	1,519	95,664	72,298	32,094	203,474
700-749	1,471	1,806	36,743	22,996	23,917	86,933
650-699	1,608	1,627	8,760	4,093	10,002	26,090
600-649	1,174	1,065	2,064	778	2,504	7,585
550-599	1,065	850	410	334	961	3,620
500-549	305	132	340	76	433	1,286
Under 500	87	172	43	21	152	475
Unknown	32	145	903	66	9,479	10,625
Total	$8,292	$7,580	$170,158	$123,283	$85,765	$395,078
Accrued interest included in total	$33	$27	$431	$319	$273	$1,083

December 31, 2017
800 and above	$815	$825	$15,531	$16,754	$7,060	$40,985
750-799	1,912	1,952	73,251	52,610	28,422	158,147
700-749	1,825	2,142	28,922	17,993	20,059	70,941
650-699	1,840	2,036	9,179	4,270	9,258	26,583
600-649	1,567	1,065	2,052	754	2,402	7,840
550-599	950	1,028	640	305	871	3,794
500-549	499	303	281	83	475	1,641
Under 500	32	88	57	6	194	377
Unknown	15	32	59	35	6,501	6,642
Total	$9,455	$9,471	$129,972	$92,810	$75,242	$316,950
Accrued interest included in total	$39	$43	$346	$254	$241	$923

(1) Other than for the TCSB acquired loans, credit scores have been updated within the last twelve months.

Foreclosed residential real estate properties included in other real estate and repossessed assets on our Condensed Consolidated Statements of Financial Condition totaled $1.3 million and $1.6 million at September 30, 2018 and December 31, 2017, respectively.  Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $0.4 million and $0.8 million at September 30, 2018 and December 31, 2017, respectively.

In March and July 2018, we sold $16.5 million and $11.1 million, respectively, of single-family residential fixed and adjustable rate mortgage loans servicing retained to another financial institution and recognized a gain (loss) on sale of $0.05 million and ($0.01) million, respectively.  These mortgage loans were all on properties located in Ohio, had weighted average interest rates of 3.59% and 4.07%, respectively, and were sold primarily for asset/liability management purposes.

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

As a result of our acquisition of TCSB (see note #16) we purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. For these loans that meet the criteria of ASC 310-30 treatment, the carrying amount was as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Commercial	$1,653	$-
Mortgage	557	-
Installment	355	-
Total carrying amount	2,565	-
Allowance for loan losses	-	-
Carrying amount, net of allowance for loan losses	$2,565	$-

The accretable difference on PCI loans is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans. Accretion recorded as loan interest income totaled $0.03 million and $0.07 million during the three and nine months ended September 30, 2018, respectively.  Accretable yield of PCI loans, or income expected to be collected follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
	(In thousands)		(In thousands)

Balance at beginning of period	$533	$-	$-	$-
New loans purchased	-	-	568	-
Accretion of income	(32)	-	(67)	-
Reclassification from (to) nonaccretable difference	-	-	-	-
Displosals/other adjustments	-	-	-	-
Balance at end of period	$501	$-	$501	$-

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

5.	Shareholders’ Equity and Earnings Per Common Share

On January 22, 2018, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) to buy back up to 5% of our outstanding common stock through December 31, 2018.  We expect to accomplish the repurchases through open market transactions, though we could affect repurchases through other means, such as privately negotiated transactions.  The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, regulatory requirements, potential alternative uses for capital, and our financial performance. The Repurchase Plan does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund any repurchases from cash on hand.  We did not repurchase any shares of common stock during the nine months ended September 30, 2018.

A reconciliation of basic and diluted net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net income	$11,925	$6,859	$29,903	$18,764

Weighted average shares outstanding (1)	24,149	21,334	23,218	21,325
Effect of stock options	182	138	180	144
Stock units for deferred compensation plan for non-employee directors	129	121	126	120
Performance share units	55	59	52	57
Weighted average shares outstanding for calculation of diluted earnings per share	24,515	21,652	23,576	21,646

Net income per common share
Basic (1)	$0.49	$0.32	$1.29	$0.88
Diluted	$0.49	$0.32	$1.27	$0.87

(1)Basic net income per common share includes weighted average common shares outstanding during the period and participating share awards.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Weighted average stock options outstanding that were not considered in computing diluted net income per common share because they were anti-dilutive were zero for the three and nine month periods ended September 30, 2018 and 2017, respectively.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our derivative financial instruments according to the type of hedge in which they are designated follows:

	September 30, 2018
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Cash flow hedge designation
Pay-fixed interest rate swap agreements	$25,000	2.8	$581
Interest rate cap agreements	130,000	3.6	3,391
	$155,000	3.5	$3,972

No hedge designation
Rate-lock mortgage loan commitments	$44,609	0.1	$884
Mandatory commitments to sell mortgage loans	65,633	0.1	182
Pay-fixed interest rate swap agreements - commercial	88,657	5.7	2,242
Pay-variable interest rate swap agreements - commercial	88,657	5.7	(2,242)
Purchased options	3,119	2.8	178
Written options	3,119	2.8	(178)
Total	$293,794	3.5	$1,066

	December 31, 2017
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Cash flow hedge designation
Pay-fixed interest rate swap agreements	$15,000	3.7	$245
Interest rate cap agreements	45,000	3.5	976
	$60,000	3.6	$1,221

No hedge designation
Rate-lock mortgage loan commitments	$25,032	0.1	$530
Mandatory commitments to sell mortgage loans	56,127	0.1	37
Pay-fixed interest rate swap agreements - commercial	75,990	6.2	292
Pay-variable interest rate swap agreements - commercial	75,990	6.2	(292)
Purchased options	3,119	3.5	322
Written options	3,119	3.5	(322)
Total	$239,377	4.1	$567

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We use variable-rate and short-term fixed-rate (less than 12 months) debt obligations to fund a portion of our Condensed Consolidated Statements of Financial Condition, which exposes us to variability in interest rates. To meet our asset/liability management objectives, we may periodically enter into derivative financial instruments to mitigate exposure to fluctuations in cash flows resulting from changes in interest rates (“Cash Flow Hedges”).  Cash Flow Hedges included certain pay-fixed interest rate swaps and interest rate cap agreements.  Pay-fixed interest rate swaps convert the variable-rate cash flows on debt obligations to fixed-rates.  Under interest-rate cap agreements, we will receive cash if interest rates rise above a predetermined level. As a result, we effectively have variable-rate debt with an established maximum rate. We pay an upfront premium on interest rate caps which is recognized in earnings in the same period in which the hedged item affects earnings.  Unrecognized premiums from interest rate caps aggregated to $2.3 million at September 30, 2018 and $0.9 million at December 31, 2017.

We record the fair value of Cash Flow Hedges in accrued income and other assets and accrued expenses and other liabilities on our Condensed Consolidated Statements of Financial Condition.  On an ongoing basis, we adjust our Condensed Consolidated Statements of Financial Condition to reflect the then current fair value of Cash Flow Hedges.  The related gains or losses are reported in other comprehensive income or loss and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged items (variable-rate debt obligations) affect earnings.  It is anticipated that approximately $0.66 million, of unrealized gains on Cash Flow Hedges at September 30, 2018 will be reclassified to earnings over the next twelve months.  To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges is immediately recognized in interest expense.  The maximum term of the Cash Flow Hedge at September 30, 2018 is 5.0 years.

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

In prior periods we offered to our deposit customers an equity linked time deposit product (“Altitude CD”).  The Altitude CD is a time deposit that provides the customer a guaranteed return of principal at maturity plus a potential equity return (a written option), while we receive a like stream of funds based on the equity return (a purchased option).  The written and purchased options will generally move in opposite directions resulting in little or no net impact on our Condensed Consolidated Statements of Operations.  All of the written and purchased options in the table above relate to this Altitude CD product.

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

The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	September 30, 2018		December 31, 2017		September 30, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Derivatives designated as hedging instruments

Pay-fixed interest rate swap agreements	Other assets	$581	Other assets	$245	Other liabilities	$-	Other liabilities	$-
Interest rate cap agreements	Other assets	3,391	Other assets	976	Other liabilities	-	Other liabilities	-
		3,972		1,221		-		-
Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	884	Other assets	530	Other liabilities	-	Other liabilities	-

Mandatory commitments to sell mortgage loans	Other assets	182	Other assets	37	Other liabilities	-	Other liabilities	-

Pay-fixed interest rate swap agreements - commercial	Other assets	2,380	Other assets	631	Other liabilities	138	Other liabilities	339

Pay-variable interest rate swap agreements - commercial	Other assets	138	Other assets	339	Other liabilities	2,380	Other liabilities	631

Purchased options	Other assets	178	Other assets	322	Other liabilities	-	Other liabilities	-

Written options	Other assets	-	Other assets	-	Other liabilities	178	Otherliabilities	322
		3,762		1,859		2,696		1,292
Total derivatives		$7,734		$3,080		$2,696		$1,292

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

Three Month Periods Ended September 30,
	Gain Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain Recognized in Income (1)	Gain Recognized in Income (1)
	2018	2017		2018	2017		2018	2017
	(In thousands)

Cash Flow Hedges
Interest rate cap agreements	$297	$-	Interest expense	$67	$-	Interest expense	$-	$-
Pay-fixed interest rate swap agreements	92	95	Interest expense	6	(5)	Interest expense	16	5
Total	$389	$95		$73	$(5)		$16	$5

No hedge designation
Rate-lock mortgage loan commitments						Net gains on mortgage loans	$(318)	$(313)
Mandatory commitments to sell mortgage loans						Net gains on mortgage loans	415	2
Pay-fixed interest rate swap agreements - commercial						Interest income	407	52
Pay-variable interest rate swap agreements - commercial						Interest income	(407)	(52)
Purchased options						Interest expense	(45)	5
Written options						Interest expense	45	(5)
Total							$97	$(311)

(1)	For cash flow hedges, this location and amount refers to the ineffective portion.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Nine Month Periods Ended September 30,
	Gain Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain Recognized in Income (1)	Gain Recognized in Income (1)
	2018	2017		2018	2017		2018	2017
	(In thousands)
Cash Flow Hedges
Interest rate cap agreements	$1,054	$-	Interest expense	$119	$-	Interest expense	$-	$-
Pay-fixed interest rate swap agreements	346	95	Interest expense	13	(5)	Interest expense	4	5
Total	$1,400	$95		$132	$(5)		$4	$5
No hedge designation
Rate-lock mortgage loan commitments						Net gains on mortgage loans	$354	$123
Mandatory commitments to sell mortgage loans						Net gains on mortgage loans	145	(604)
Pay-fixed interest rate swap agreements - commercial						Interest income	1,950	(197)
Pay-variable interest rate swap agreements - commercial						Interest income	(1,950)	197
Purchased options						Interest expense	(144)	39
Written options						Interest expense	144	(39)
Total							$499	$(481)

(1)	For cash flow hedges, this location and amount refers to the ineffective portion.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7.  Intangible Assets

The following table summarizes intangible assets, net of amortization:

	September 30, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets - core deposits	$11,916	$5,207	$6,118	$4,532
Unamortized intangible assets - goodwill	$28,300		$-

The $5.8 million and $28.3 million increases in the gross carrying amount of core deposit intangibles and goodwill, respectively are the result of our acquisition of TCSB (see note #16).  There is no expected residual value relating to the core deposit intangible asset which is expected to be amortized over a period of 10 years (weighted average of 5.2 years).  In the third quarter of 2018, goodwill was reduced by $0.7 million (to $28.3 million) related to the collection of a TCSB acquired loan that had been charged off in full prior to the Merger. Because of the status of the collection activities related to this loan at the time of the Merger, we determined that this transaction was a measurement period adjustment and reduced goodwill accordingly.

Amortization of other intangibles has been estimated through 2022 in the following table.

(In thousands)

Three months ending December 31, 2018	$293
2019	1,089
2020	1,020
2021	970
2022	785
2023 and thereafter	2,552
Total	$6,709

Changes in the carrying amount of goodwill for the nine month period ending September 30, 2018 follows:

(In thousands)

Balance at beginning of year	$-
Acquired during the year	28,300
Balance at end of the period	$28,300

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8.  Share Based Compensation

We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.5 million shares of common stock as of September 30, 2018.  The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.2 million shares of common stock as of September 30, 2018. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.

During the nine month periods ended September 30, 2018 and 2017, pursuant to our long-term incentive plan, we granted 0.05 million shares of restricted stock during each period, and 0.02 million performance stock units (“PSU”), during each period to certain officers.  No long term incentive grants were made during the three months ended September 30, 2018 and 2017.  Except for 0.002 million shares of restricted stock issued in 2018 that vest ratably over three years, the shares of restricted stock and PSUs cliff vest after a period of three years.  The performance feature of the PSUs is based on a comparison of our total shareholder return over the three year period starting on the grant date to the total shareholder return over that period for a banking index of our peers.

Our directors may elect to receive a portion of their quarterly cash retainer fees in the form of common stock (either on a current basis or on a deferred basis pursuant to the non-employee director stock purchase plan referenced above). Shares equal in value to that portion of each director’s fees that he or she has elected to receive in stock are issued each quarter and vest immediately.  We issued 0.007 million shares and 0.006 million shares during the nine months ended September 30, 2018 and 2017, respectively, and expensed their value during those same periods.

Total compensation expense recognized for grants pursuant to our long-term incentive plan was $0.4 million and $1.1 million during the three and nine month periods ended September 30, 2018, respectively, and was $0.4 million and $1.2 million during the same periods in 2017, respectively.  The corresponding tax benefit relating to this expense was $0.1 million and $0.2 million for the three and nine month periods ended September 30, 2018, respectively and $0.1 million and $0.4 million for the same periods in 2017. Total expense recognized for non-employee director share based payments was $0.05 million and $0.16 million during the three and nine month periods ended September 30, 2018, respectively, and was $0.05 million and $0.12 million during the same periods in 2017, respectively.  The corresponding tax benefit relating to this expense was $0.01 million and $0.03 million for the three and nine month periods ended September 30, 2018, respectively and $0.02 million and $0.04 million during the same periods in 2017.

At September 30, 2018, the total expected compensation cost related to non-vested restricted stock and PSUs not yet recognized was $2.4 million.  The weighted-average period over which this amount will be recognized is 2.0 years.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of outstanding stock option grants and related transactions follows:

	Number of Shares	Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregated Intrinsic Value
				(In thousands)
Outstanding at January 1, 2018	176,055	$5.24
Issued for acquisition (see note #16)	187,915	9.94
Exercised	(113,548)	9.18
Forfeited	-
Expired	-
Outstanding at September 30, 2018	250,422	$6.98	4.7	$4,174

Vested and expected to vest at September 30, 2018	250,422	$6.98	4.7	$4,174
Exercisable at September 30, 2018	250,422	$6.98	4.7	$4,174

A summary of outstanding non-vested restricted stock and PSUs and related transactions follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2018	290,527	$15.88
Granted	73,406	23.62
Vested	(96,255)	13.17
Forfeited	(8,259)	18.53
Outstanding at September 30, 2018	259,419	$19.00

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Certain information regarding options exercised during the periods follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Intrinsic value	$153	$39	$1,827	$513
Cash proceeds received	$58	$18	$1,042	$117
Tax benefit realized	$32	$14	$384	$180

9.  Income Tax

Income tax expense was $2.9 million and $3.2 million during the three month periods ended September 30, 2018 and 2017, respectively and $7.0 million and $8.4 million during the nine months ended September 30, 2018 and 2017, respectively.  On December 22, 2017, "H.R. 1" (also known as the "Tax Cuts and Jobs Act") was signed into law.  H.R. 1, among other things, reduced the federal corporate income tax rate to 21% effective January 1, 2018 from 35% during 2017.

Our actual federal income tax expense is different than the amount computed by applying our statutory income tax rate to our income before income tax primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance.  In addition, the three and nine month periods ending September 30, 2018 include reductions of $0.01 million and $0.33 million, respectively, of income tax expense related to impact of the excess value of stock awards that vested and stock options that were exercised as compared to the initial fair values that were expensed.  These amounts during the same periods in 2017 were $0.02 million and $0.23 million, respectively.

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at both September 30, 2018 and 2017, that the realization of substantially all of our deferred tax assets continues to be more likely than not.

At both September 30, 2018 and December 31, 2017, we had approximately $0.7 million, of gross unrecognized tax benefits.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2018.

10.  Regulatory Matters

Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits.  As of September 30, 2018, the Bank had positive undivided profits of $27.2 million.  It is not our intent to have dividends paid in amounts that would reduce the capital of our Bank to levels below those which we consider prudent and in accordance with guidelines of regulatory authorities.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can result in certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our interim condensed consolidated financial statements. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of September 30, 2018 and December 31, 2017, categorized our Bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our actual capital amounts and ratios follow:

	Actual		Minimum for Adequately Capitalized Institutions		Minimum for Well-Capitalized Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

September 30, 2018
Total capital to risk-weighted assets
Consolidated	$373,748	14.57%	$205,173	8.00%	NA	NA
Independent Bank	337,905	13.18	205,044	8.00	$256,305	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$348,228	13.58%	$153,880	6.00%	NA	NA
Independent Bank	312,385	12.19	153,783	6.00	$205,044	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$310,081	12.09%	$115,410	4.50%	NA	NA
Independent Bank	312,385	12.19	115,337	4.50	$166,598	6.50%

Tier 1 capital to average assets
Consolidated	$348,228	10.84%	$128,543	4.00%	NA	NA
Independent Bank	312,385	9.73	128,376	4.00	$160,469	5.00%

December 31, 2017
Total capital to risk-weighted assets
Consolidated	$312,163	15.16%	$164,782	8.00%	NA	NA
Independent Bank	290,188	14.10	164,675	8.00	$205,843	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$288,451	14.00%	$123,586	6.00%	NA	NA
Independent Bank	266,476	12.95	123,506	6.00	$164,675	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$255,934	12.43%	$92,690	4.50%	NA	NA
Independent Bank	266,476	12.95	92,630	4.50	$133,798	6.50%

Tier 1 capital to average assets
Consolidated	$288,451	10.57%	$109,209	4.00%	NA	NA
Independent Bank	266,476	9.78	109,041	4.00	$136,301	5.00%

NA - Not applicable

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(In thousands)
Total shareholders' equity	$345,204	$264,933	$343,351	$269,481

Add (deduct)
Accumulated other comprehensive loss for regulatory purposes	4,092	201	4,092	201
Goodwill and other intangibles	(35,009)	(1,269)	(35,009)	(1,269)
Disallowed deferred tax assets	(4,206)	(7,931)	(49)	(1,937)
Common equity tier 1 capital	310,081	255,934	312,385	266,476
Qualifying trust preferred securities	38,147	34,500	-	-
Disallowed deferred tax assets	-	(1,983)	-	-
Tier 1 capital	348,228	288,451	312,385	266,476
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	25,520	23,712	25,520	23,712
Total risk-based capital	$373,748	$312,163	$337,905	$290,188

11.	Fair Value Disclosures

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

Impaired loans with specific loss allocations based on collateral value:  From time to time, certain loans are considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. We measure our investment in an impaired loan based on one of three methods: the loan’s observable market price, the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring an allowance for loan losses represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2018 and December 31, 2017, all of our impaired loans were evaluated based on either the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. When the fair value of the collateral is based on an appraised value or when an appraised value is not available we record the impaired loan as nonrecurring Level 3.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and thus will typically result in a Level 3 classification of the inputs for determining fair value.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Assets and liabilities measured at fair value, including financial assets for which we have elected the fair value option, were as follows:

	Fair Value Measure- ments	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
September 30, 2018:
Measured at Fair Value on a Recurring Basis
Assets
Equity securities at fair value	$285	$285	$-	$-
Securities available for sale
U.S. agency	20,423	-	20,423	-
U.S. agency residential mortgage-backed	125,061	-	125,061	-
U.S. agency commercial mortgage-backed	5,815	-	5,815	-
Private label mortgage-backed	28,973	-	28,973	-
Other asset backed	78,526	-	78,526	-
Obligations of states and political subdivisions	139,654	-	139,654	-
Corporate	34,570	-	34,570	-
Trust preferred	1,925	-	1,925	-
Foreign government	2,010	-	2,010	-
Loans held for sale	41,325	-	41,325	-
Capitalized mortgage loan servicing rights	23,151	-	-	23,151
Derivatives (1)	7,734	-	7,734	-
Liabilities
Derivatives (2)	2,696	-	2,696	-

Measured at Fair Value on a Non-recurring basis:
Assets
Impaired loans (3)
Commercial
Income producing - real estate	225	-	-	225
Commercial and industrial	944	-	-	944
Mortgage
1-4 family	334	-	-	334
Resort lending	264	-	-	264
Other real estate (4)
Mortgage
1-4 family	94	-	-	94
Resort lending	1	-	-	1

(1)	Included in accrued income and other assets
(2)	Included in accrued expenses and other liabilities
(3)	Only includes impaired loans with specific loss allocations based on collateral value.
(4)	Only includes other real estate with subsequent write downs to fair value.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Fair Value Measure- ments	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
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

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2018 and 2017.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the nine-Month Periods Ended September 30 for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Net Gains (Losses) on Assets		Mortgage Loan Servicing, net	Total Change in Fair Values Included in Current Period Earnings
	Securities	Mortgage Loans
	(In thousands)
2018
Equity securities at fair value	$(170)	$-	$-	$(170)
Loans held for sale	-	(120)	-	(120)
Capitalized mortgage loan servicing rights	-	-	694	694

2017
Trading securities	$(63)	$-	$-	$(63)
Loans held for sale	-	713	-	713
Capitalized mortgage loan servicing rights	-	-	(2,585)	(2,585)

For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends received.

The following represent impairment charges recognized during the three and nine month periods ended September 30, 2018 and 2017 relating to assets measured at fair value on a non-recurring basis:

•
Loans which are measured for impairment using the fair value of collateral for collateral dependent loans had a carrying amount of $1.8 million, which is net of a valuation allowance of $0.8 million at September 30, 2018, and had a carrying amount of $1.9 million, which is net of a valuation allowance of $0.7 million at December 31, 2017.  The provision for loan losses included in our results of operations relating to impaired loans was a net expense of $0.1 million and $0.3 million for the three month periods ending September 30, 2018 and 2017, respectively, and a net expense of $0.5 million for both nine month periods ending September 30, 2018 and 2017, respectively.

•
Other real estate, which is measured using the fair value of the property, had a carrying amount of $0.1 million which is net of a valuation allowance of $0.1 million at September 30, 2018, and a carrying amount of $0.3 million, which is net of a valuation allowance of $0.1 million, at December 31, 2017. Additional charges relating to other real estate measured at fair value of $0.04 million and $0.04 million were included in our results of operations during the three and nine month periods ended September 30, 2018, respectively and $0.03 million and $0.04 million during the same periods in 2017.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A reconciliation for all assets and (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Capitalized Mortgage Loan Servicing Rights
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Beginning balance	$21,848	$14,515	$15,699	$-
Change in accounting	-	-	-	14,213
Beginning balance, as adjusted	21,848	14,515	15,699	14,213
Total gains (losses) realized and unrealized:
Included in results of operations	(198)	(1,090)	694	(2,585)
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances, settlements, maturities and calls	1,501	1,250	6,758	3,047
Transfers in and/or out of Level 3	-	-	-	-
Ending balance	$23,151	$14,675	$23,151	$14,675

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30	$(198)	$(1,090)	$694	$(2,585)

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

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)
September 30, 2018
Capitalized mortgage loan servicing rights	$23,151	Present value of net	Discount rate	10.00% to 13.00%	10.15%
		servicing revenue	Cost to service	$68 to $317	$81
			Ancillary income	20 to 36	22
			Float rate	3.07%	3.07%

December 31, 2017
Capitalized mortgage loan servicing rights	$15,699	Present value of net	Discount rate	9.88% to 11.00%	10.11%
		servicing revenue	Cost to service	$66 to $216	$81
			Ancillary income	20 to 36	23
			Float rate	2.24%	2.24%

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)

September 30, 2018
Impaired loans
Commercial	$1,169	Sales comparison approach	Adjustment for differences between comparable sales	(32.5)% to 25.0%	(4.5)%

Mortgage	598	Sales comparison approach	Adjustment for differences between comparable sales	(40.1) to 30.4	(1.9)

Other real estate
Mortgage	95	Sales comparison approach	Adjustment for differences between comparable sales	2.2 to 34.1	17.9

December 31, 2017
Impaired loans
Commercial	1,334	Sales comparison approach	Adjustment for differences between comparable sales	(32.5)% to 25.0%	(4.5)%

Mortgage	546	Sales comparison approach	Adjustment for differences between comparable sales	(21.1) to 34.1	(2.7)

Other real estate
Mortgage	251	Sales comparison approach	Adjustment for differences between comparable sales	(33.0) to 44.5	(1.0)

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
September 30, 2018	$41,325	$724	$40,601
December 31, 2017	39,436	844	38,592

12.	Fair Values of Financial Instruments

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As discussed in note #2, we adopted ASU 2016-02 as of January 1, 2018.  This new ASU requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. All of estimated fair values of our financial instruments in the table below at September 30, 2018 have used this exit price notion.   In addition, except as discussed below in the net loans and loans held for sale section, all of our financial assets and liabilities have historically been valued using an exit price notion.  This new ASU also removes the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost.  The methods and significant assumptions for those financial instruments measured at amortized cost disclosed below are presented for fair values at December 31, 2017.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The estimated recorded book balances and fair values follow:

	Recorded Book Balance	Fair Value	Fair Value Using
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
September 30, 2018
Assets
Cash and due from banks	$35,180	$35,180	$35,180	$-	$-
Interest bearing deposits	17,990	17,990	17,990	-	-
Interest bearing deposits - time	593	593	-	593	-
Equity securities at fair value	285	285	285	-	-
Securities available for sale	436,957	436,957	-	436,957	-
Federal Home Loan Bank and Federal Reserve Bank Stock	18,355	NA	NA	NA	NA
Net loans and loans held for sale	2,579,502	2,533,221	-	41,325	2,491,896
Accrued interest receivable	10,791	10,791	1	2,383	8,407
Derivative financial instruments	7,734	7,734	-	7,734	-

Liabilities
Deposits with no stated maturity (1)	$2,143,552	$2,143,552	$2,143,552	$-	$-
Deposits with stated maturity (1)	655,091	649,709	-	649,709	-
Other borrowings	79,688	79,275	-	79,275	-
Subordinated debentures	39,371	36,888	-	36,888	-
Accrued interest payable	1,463	1,463	110	1,353	-
Derivative financial instruments	2,696	2,696	-	2,696	-

December 31, 2017
Assets
Cash and due from banks	$36,994	$36,994	$36,994	$-	$-
Interest bearing deposits	17,744	17,744	17,744	-	-
Interest bearing deposits - time	2,739	2,740	-	2,740	-
Trading securities	455	455	455	-	-
Securities available for sale	522,925	522,925	898	522,027	-
Federal Home Loan Bank and Federal Reserve Bank Stock	15,543	NA	NA	NA	NA
Net loans and loans held for sale	2,035,666	1,962,937	-	39,436	1,923,501
Accrued interest receivable	8,609	8,609	1	2,192	6,416
Derivative financial instruments	3,080	3,080	-	3,080	-

Liabilities
Deposits with no stated maturity (1)	$1,845,716	$1,845,716	$1,845,716	$-	$-
Deposits with stated maturity (1)	554,818	551,489	-	551,489	-
Other borrowings	54,600	54,918	-	54,918	-
Subordinated debentures	35,569	29,946	-	29,946	-
Accrued interest payable	892	892	48	844	-
Derivative financial instruments	1,292	1,292	-	1,292	-

(1)
Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $44.681 million and $12.992 million at September 30, 2018 and December 31, 2017, respectively. Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $47.954 million and $37.987 million September 30, 2018 and December 31, 2017, respectively.

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

In connection with the sale of Mepco Finance Corporation (“Mepco”) (see note #15), we agreed to contractually indemnify the purchaser from certain losses it may incur, including as a result of its failure to collect certain receivables it purchased as part of the business as well as breaches of representations and warranties we made in the sale agreement, subject to various limitations. We have not accrued any liability related to these indemnification requirements in our September 30, 2018 Condensed Consolidated Statement of Financial Condition because we believe the likelihood of having to pay any amount as a result of these indemnification obligations is remote. However, if the purchaser is unable to collect the receivables it purchased from Mepco or otherwise encounters difficulties in operating the business, it is possible it could make one or more claims against us pursuant to the sale agreement. In that event, we may incur expenses in defending any such claims and/or amounts paid to such purchaser to resolve such claims. As of September 30, 2018 these receivables balances had declined to $2.1 million and to date the purchaser has made no claims for indemnification.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The provision for loss reimbursement on sold loans represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae, Freddie Mac, Ginnie Mae and the FHLB). Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale. The provision for loss reimbursement on sold loans was an expense of $0.05 million and $0.02 million for the three month periods ended September 30, 2018 and 2017 and an expense of $0.08 million and $0.07 million for the nine month periods ended September 30, 2018 and 2017, respectively. The reserve for loss reimbursements on sold mortgage loans totaled $0.85 million and $0.67 million at September 30, 2018 and December 31, 2017, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. This reserve is based on an analysis of mortgage loans that we have sold which are further categorized by delinquency status, loan to value, and year of origination. The calculation includes factors such as probability of default, probability of loss reimbursement (breach of representation or warranty) and estimated loss severity. We believe that the amounts that we have accrued for incurred losses on sold mortgage loans are appropriate given our analyses. However, future losses could exceed our current estimate.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.  Accumulated Other Comprehensive Loss (“AOCL”)

A summary of changes in AOCL follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Dispropor- tionate Tax Effects from Securities Available for Sale	Unrealized Gains on Cash Flow Hedges	Total
	(In thousands)
For the three months ended September 30,
2018
Balances at beginning of period	$(4,437)	$(5,798)	$1,021	$(9,214)
Other comprehensive income (loss) before reclassifications	(925)	-	307	(618)
Amounts reclassified from AOCL	-	-	(57)	(57)
Net current period other comprehensive income (loss)	(925)	-	250	(675)
Balances at end of period	$(5,362)	$(5,798)	$1,271	$(9,889)

2017
Balances at beginning of period	$1,986	$(5,798)	$-	$(3,812)
Other comprehensive income before reclassifications	95	-	62	157
Amounts reclassified from AOCL	(5)	-	3	(2)
Net current period other comprehensive income	90	-	65	155
Balances at end of period	$2,076	$(5,798)	$65	$(3,657)

For the nine months ended September 30,
2018
Balances at beginning of period	$(470)	$(5,798)	$269	$(5,999)
Other comprehensive income (loss) before reclassifications	(4,928)	-	1,106	(3,822)
Amounts reclassified from AOCL	36	-	(104)	(68)
Net current period other comprehensive income (loss)	(4,892)	-	1,002	(3,890)
Balances at end of period	$(5,362)	$(5,798)	$1,271	$(9,889)

2017
Balances at beginning of period	$(3,310)	$(5,798)	$-	$(9,108)
Cumulative effect of change in accounting	300	-	-	300
Balances at beginning of period, as adjusted	(3,010)	(5,798)	-	(8,808)
Other comprehensive income before reclassifications	5,167	-	62	5,229
Amounts reclassified from AOCL	(81)	-	3	(78)
Net current period other comprehensive income	5,086	-	65	5,151
Balances at end of period	$2,076	$(5,798)	$65	$(3,657)

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

A summary of reclassifications out of each component of AOCL for the three months ended September 30 follows:

AOCL Component	Amount Reclassified From AOCL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2018
Unrealized losses on securities available for sale
	$-	Net gains (losses) on securities
	-	Net impairment loss recognized in earnings
	-	Total reclassifications before tax
	-	Income tax expense
	$-	Reclassifications, net of tax
Unrealized gains on cash flow hedges

	$(73)	Interest expense
	(16)	Income tax expense
	$(57)	Reclassification, net of tax

	$57	Total reclassifications for the period, net of tax

2017
Unrealized gains on securities available for sale
	$8	Net gains (losses) on securities
	-	Net impairment loss recognized in earnings
	8	Total reclassifications before tax
	3	Income tax expense
	$5	Reclassifications, net of tax

Unrealized gains on cash flow hedges
	$(5)	Interest expense
	(2)	Income tax expense
	$(3)	Reclassification, net of tax

	$2	Total reclassifications for the period, net of tax

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of reclassifications out of each component of AOCL for the nine months ended September 30 follows:

AOCL Component	Amount Reclassified From AOCL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2018
Unrealized losses on securities available for sale
	$(45)	Net gains (losses) on securities
	-	Net impairment loss recognized in earnings
	(45)	Total reclassifications before tax
	(9)	Income tax expense
	$(36)	Reclassifications, net of tax

Unrealized gains on cash flow hedges
	$(132)	Interest expense
	(28)	Income tax expense
	$(104)	Reclassification, net of tax

	$68	Total reclassifications for the period, net of tax

2017
Unrealized gains on securities available for sale
	$125	Net gains (losses) on securities
	-	Net impairment loss recognized in earnings
	125	Total reclassifications before tax
	44	Income tax expense
	$81	Reclassifications, net of tax

Unrealized gains on cash flow hedges
	$(5)	Interest expense
	(2)	Income tax expense
	$(3)	Reclassification, net of tax

	$78	Total reclassifications for the period, net of tax

15.  Mepco Sale

On December 30, 2016, Mepco executed an Asset Purchase Agreement (the “APA”) with Seabury Asset Management LLC (“Seabury”). Pursuant to the terms of the APA, we sold our payment plan processing business, payment plan receivables, and certain other assets to Seabury, who also assumed certain liabilities of Mepco.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

16.  Recent Acquisition

Effective April 1, 2018, we completed the acquisition of all of the issued and outstanding shares of common stock of TCSB through a merger of TCSB into Independent Bank Corporation (“IBCP”), with IBCP as the surviving corporation (the ‘‘Merger’’).  On that same date we also consolidated Traverse City State Bank, TCSB’s wholly-owned subsidiary bank, into Independent Bank (with Independent Bank as the surviving institution).  Under the terms of the merger agreement each holder of TCSB common stock received 1.1166 shares of IBCP common stock plus cash in lieu of fractional shares totaling $0.005 million.  TCSB option holders had their options converted into IBCP stock options.  As a result we issued 2.71 million shares of common stock and 0.19 million stock options with a fair value of approximately $64.5 million to the shareholders and option holders of TCSB.  The fair value of common stock and stock options issued as the consideration paid for TCSB was determined using the closing price of our common stock on the acquisition date.  This acquisition was accounted for under the acquisition method of accounting.  Accordingly, we recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values.  TCSB results of operations are included in our results beginning April 1, 2018.  Non-interest expense includes $0.1 million and $3.4 million of costs incurred during the three and nine month periods ended September 30, 2018, respectively related to the Merger. Any remaining merger related costs will be expensed as incurred in future periods.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
 (unaudited)

The following table reflects our preliminary valuation of the assets acquired and liabilities assumed:

(In thousands)
Cash and cash equivalents	$23,521
Interest bearing deposits - time	4,054
Securities available for sale	6,066
Federal Home Loan Bank stock	778
Loans, net	295,799
Property and equipement, net	1,067
Capitalized mortgage loan servicing rights	3,047
Accrued income and other assets	3,362
Other intangibles (1)	5,798
Total assets acquired	343,492

Deposits	287,710
Other borrowings	14,345
Subordinated debentures	3,768
Accrued expenses and other liabilities	1,429
Total liabilities assumed	307,252
Net assets acquired	36,240
Goodwill	28,300
Purchase price (fair value of consideration)	$64,540

(1)	Relates to core deposit intangibles (see note #7).

Management views the disclosed fair values presented above to be provisional.  Prior to the end of the one-year measurement period for finalizing acquisition-date fair values, if information becomes available which would indicate adjustments are required to the allocation, such adjustments will be included in the allocation in the reporting period in which the adjustment amounts are determined. In the third quarter of 2018, goodwill was reduced by $0.7 million (to $28.3 million) related to the collection of a TCSB acquired loan that had been charged off in full prior to the Merger.  Because of the status of the collection activities related to this loan at the time of the Merger, we determined that this transaction was a measurement period adjustment and reduced goodwill accordingly.

Goodwill related to this acquisition will not be deductible for tax purposes and consists largely of synergies and cost savings resulting from the combining of the operations of TCSB into ours as well as expansion into a new market.

The estimated fair value of the core deposit intangible was $5.8 million and is being amortized over an estimated useful life of 10 years.

Index
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

17.  Revenue from Contracts with Customers

We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018, using the modified retrospective method (see note #2). We derive the majority of our revenue from financial instruments and their related contractual rights and obligations which for the most part are excluded from the scope of ASU 2014-09.  These sources of revenue that are excluded from the scope of this amended guidance include interest income, net gains on mortgage loans, net gains (losses) on securities, mortgage loan servicing, net and bank owned life insurance and were approximately 83.1% and 80.0% of total revenues at September 30, 2018 and 2017, respectively.

Material sources of revenue that are included in the scope of ASC Topic 606 include service charges on deposits, other deposit related income, interchange income and investment and insurance commissions and are discussed in the following paragraphs.  Generally these sources of revenue are earned at the time the service is delivered or over the course of a monthly period and do not result in any contract asset or liability balance at any given period end.  As a result, there were no contract assets or liabilities recorded as of September 30, 2018.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Net (gains) losses on other real estate and repossessed assets:  We record a gain or loss from the sale of other real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  If we were to finance the sale of other real estate to the buyer, we would assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction is probable.  Once these criteria are met, the other real estate asset would be derecognized and the gain or loss on sale would be recorded upon the transfer of control of the property to the buyer.  There were no other real estate properties sold during the nine months ending September 30, 2018 that were financed by us.

Disaggregation of our revenue sources by attribute for the three months ending September 30, 2018 follows:

	Service Charges on Deposits	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$2,161				$2,161
Account service charges	519				519
ATM fees		$374			374
Other		219			219
Business
Overdraft fees	408				408
Account service charges	78				78
ATM fees		10			10
Other		124			124
Interchange income			$2,486		2,486
Asset management revenue				$274	274
Transaction based revenue				239	239

Total	$3,166	$727	$2,486	$513	$6,892

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$727
Investment and insurance commissions					513
Bank owned life insurance					237
Other					657
Total					$2,134

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
 (unaudited)

Disaggregation of our revenue sources by attribute for the nine months ending September 30, 2018 follows:

	Service Charges on Deposits	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$6,177				$6,177
Account service charges	1,607				1,607
ATM fees		$1,077			1,077
Other		656			656
Business
Overdraft fees	1,153				1,153
Account service charges	229				229
ATM fees		26			26
Other		399			399
Interchange income			$7,236		7,236
Asset management revenue				$826	826
Transaction based revenue				608	608

Total	$9,166	$2,158	$7,236	$1,434	$19,994

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$2,158
Investment and insurance commissions					1,434
Bank owned life insurance					713
Other					1,989
Total					$6,294

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

We paid aggregate Merger consideration of approximately $64.5 million in IBCP common stock or stock options for all of the shares of TCSB common stock and TCSB stock options issued and outstanding immediately before the effective time of the Merger. Based on a preliminary valuation of the assets acquired and liabilities assumed in the Merger, we initially recorded: $29.0 million of goodwill, a core deposit intangible (“CDI”) of $5.8 million, discounts of $6.5 million, $0.4 million and $1.5 million on loans, time deposits and borrowings, respectively, and a $0.5 million write-down of property and equipment.  In the third quarter of 2018, goodwill was reduced by $0.7 million (to $28.3 million) related to the collection of a TCSB acquired loan that had been charged off in full prior to the Merger.  Because of the status of the collection activities related to this loan at the time of the Merger, we determined that this transaction was a measurement period adjustment and reduced goodwill accordingly. The goodwill will be periodically tested for impairment and the CDI will be amortized over a ten year period ($0.2 million and $0.4 million of amortization for this CDI was recorded in the third quarter and first nine months of 2018, respectively).  The discounts will be accreted based on the lives of the related assets or liabilities.  On or before March 31, 2019, we will finalize the valuation of the assets acquired and liabilities assumed in the Merger and record and disclose any additional adjustments to the preliminary valuation.

Index
Regulation. On July 2, 2013, the Federal Reserve Board approved a final rule that establishes an integrated regulatory capital framework (the "New Capital Rules"). The rule implements in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  In general, under the New Capital Rules, minimum requirements have increased for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel framework, the New Capital Rules include a new minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. The 2.5% capital conservation buffer is being phased in ratably over a four-year period that began in 2016.  In 2018, 1.875% is being added to the minimum ratio for adequately capitalized institutions.  To avoid limits on capital distributions and certain discretionary bonus payments we must meet the minimum ratio for adequately capitalized institutions plus the phased in buffer (now 6.375% in 2018).  The rule also raises the minimum ratio of tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. As to the quality of capital, the New Capital Rules emphasize common equity tier 1 capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The New Capital Rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity.  Under the New Capital Rules our existing trust preferred securities are grandfathered as qualifying regulatory capital.  As of September 30, 2018 and December 31, 2017 we exceeded all of the capital ratio requirements of the New Capital Rules.

It is against this backdrop that we discuss our results of operations and financial condition in the third quarter and first nine months of 2018 as compared to 2017.

Results of Operations

Summary.  We recorded net income of $11.9 million and $6.9 million, respectively, during the three months ended September 30, 2018 and 2017.  The increase in 2018 third quarter results as compared to 2017 reflects increases in net interest income and non-interest income as well as decreases in the provision for loan losses and income tax expense that were partially offset by an increase in non-interest expense.

We recorded net income of $29.9 million and $18.8 million, respectively, during the nine months ended September 30, 2018 and 2017.  The increase in 2018 year-to-date results as compared to 2017 is due to increases in net interest income and non-interest income as well as a decrease in income tax expense that were partially offset by increases in the provision for loan losses and in non-interest expense.

Index
Key performance ratios

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income (annualized) to
Average assets	1.46%	1.01%	1.30%	0.96%
Average common shareholders’ equity	13.83	10.27	12.73	9.69

Net income per common share
Basic	$0.49	$0.32	$1.29	$0.88
Diluted	0.49	0.32	1.27	0.87

Net interest income.  Net interest income is the most important source of our earnings and thus is critical in evaluating our results of operations. Changes in our net interest income are primarily influenced by our level of interest-earning assets and the income or yield that we earn on those assets and the manner and cost of funding our interest-earning assets. Certain macro-economic factors can also influence our net interest income such as the level and direction of interest rates, the difference between short-term and long-term interest rates (the steepness of the yield curve) and the general strength of the economies in which we are doing business. Finally, risk management plays an important role in our level of net interest income. The ineffective management of credit risk or interest-rate risk, in particular, can adversely impact our net interest income.

Our net interest income totaled $29.7 million during the third quarter of 2018, an increase of $6.8 million, or 29.6% from the year-ago period.  This increase primarily reflects a $516.2 million increase in average interest-earning assets as well as a 25 basis point increase in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”).

For the first nine months of 2018, net interest income totaled $82.6 million, an increase of $16.7 million, or 25.4% from 2017.  This increase primarily reflects a $433.5 million increase in average interest-earning assets as well as a 21 basis point increase in our net interest margin.

Interest and fees on loans for the third quarter and first nine months of 2018 include $0.6 million and $1.2 million, respectively, of accretion of the discount recorded on loans acquired in the Merger.

The increase in average interest-earning assets primarily reflects loan growth utilizing funds from increases in deposits and borrowed funds as well as the impact of the Merger.  The increase in the net interest margin reflects a change in the mix of average-interest earning assets (higher percentage of loans), increases in short-term market interest rates and the impact of the Merger.

Our net interest income is also adversely impacted by our level of non-accrual loans.  In the third quarter and first nine months of 2018 non-accrual loans averaged $9.2 million and $8.1 million, respectively, compared to $8.6 million and $9.7 million, respectively for the same periods in 2017.  In addition, in the third quarter and first nine months of 2018 we had net (charge-offs)/recoveries of $(0.01) million and $0.35 million, respectively, of unpaid interest on loans placed on or taken off non-accrual during each period or on loans previously charged-off compared to net recoveries of $0.28 million and $0.90 million, respectively, during the same periods in 2017.

Index
Average Balances and Tax Equivalent Rates

	Three Months Ended September 30,
	2018			2017
	Average Balance	Interest	Rate (2)	Average Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$2,543,712	$30,936	4.84%	$1,908,497	$21,801	4.55%
Tax-exempt loans (1)	6,590	81	4.88	3,138	47	5.94
Taxable securities	379,985	2,737	2.88	474,901	2,765	2.33
Tax-exempt securities (1)	62,964	518	3.29	90,645	783	3.46
Interest bearing cash	27,477	66	0.95	29,336	63	0.85
Other investments	17,493	237	5.38	15,543	200	5.11
Interest Earning Assets	3,038,221	34,575	4.53	2,522,060	25,659	4.05
Cash and due from banks	35,874			33,019
Other assets, net	173,508			142,283
Total Assets	$3,247,603			$2,697,362

Liabilities
Savings and interest-bearing checking	$1,241,868	1,223	0.39	$1,048,289	408	0.15
Time deposits	664,098	2,753	1.64	531,226	1,425	1.06
Other borrowings	80,939	779	3.82	85,219	626	2.91
Interest Bearing Liabilities	1,986,905	4,755	0.95	1,664,734	2,459	0.59
Non-interest bearing deposits	884,003			736,291
Other liabilities	34,697			31,263
Shareholders’ equity	341,998			265,074
Total liabilities and shareholders’ equity	$3,247,603			$2,697,362

Net Interest Income		$29,820			$23,200

Net Interest Income as a Percent of Average Interest Earning Assets			3.91%			3.66%

(1)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 21% in 2018 and 35% in 2017.
(2)	Annualized

Index
Average Balances and Tax Equivalent Rates

	Nine Months Ended September 30,
	2018			2017
	Average Balance	Interest	Rate (2)	Average Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$2,350,883	$83,881	4.77%	$1,792,381	$61,544	4.59%
Tax-exempt loans (1)	5,221	185	4.74	3,410	145	5.69
Taxable securities	400,957	8,092	2.69	499,886	8,300	2.21
Tax-exempt securities (1)	70,155	1,680	3.19	85,853	2,264	3.52
Interest bearing cash	29,502	214	0.97	42,610	229	0.72
Other investments	16,457	684	5.56	15,543	638	5.49
Interest Earning Assets	2,873,175	94,736	4.40	2,439,683	73,120	4.00
Cash and due from banks	33,204			32,492
Other assets, net	159,844			146,753
Total Assets	$3,066,223			$2,618,928

Liabilities
Savings and interest- bearing checking	$1,193,388	2,785	0.31	$1,051,395	1,007	0.13
Time deposits	611,103	6,687	1.46	494,219	3,747	1.01
Other borrowings	82,253	2,267	3.68	66,392	1,659	3.34
Interest Bearing Liabilities	1,886,744	11,739	0.83	1,612,006	6,413	0.53
Non-interest bearing deposits	833,283			717,589
Other liabilities	32,177			30,372
Shareholders’ equity	314,019			258,961
Total liabilities and shareholders’ equity	$3,066,223			$2,618,928

Net Interest Income		$82,997			$66,707

Net Interest Income as a Percent of Average Interest Earning Assets			3.86%			3.65%

(1)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 21% in 2018 and 35% in 2017.
(2)	Annualized

Index
Reconciliation of Non-GAAP Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Net Interest Margin, Fully Taxable Equivalent ("FTE")

Net interest income	$29,697	$22,912	$82,613	$65,870
Add: taxable equivalent adjustment	123	288	384	837
Net interest income - taxable equivalent	$29,820	$23,200	$82,997	$66,707
Net interest margin (GAAP) (1)	3.88%	3.60%	3.84%	3.61%
Net interest margin (FTE) (1)	3.91%	3.66%	3.86%	3.65%

(1)	Annualized

Provision for loan losses.  The provision for loan losses was a credit of $0.1 million and an expense $0.6 million during the three months ended September 30, 2018 and 2017, respectively. During the nine-month periods ended September 30, 2018 and 2017, the provision was an expense of $0.9 million and $0.8 million, respectively. The provision reflects our assessment of the allowance for loan losses taking into consideration factors such as loan growth, loan mix, levels of non-performing and classified loans and loan net charge-offs.  While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.  See “Portfolio Loans and asset quality” for a discussion of the various components of the allowance for loan losses and their impact on the provision for loan losses in the third quarter and first nine months of 2018.

Non-interest income.  Non-interest income is a significant element in assessing our results of operations. Non-interest income totaled $11.8 million during the third quarter of 2018 compared to $10.3 million in 2017.  For the first nine months of 2018 non-interest income totaled $35.9 million compared to $31.1 million for the first nine months of 2017.  We adopted Financial Accounting Standards Board Accounting Standards Update 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) on January 1, 2018, using the modified retrospective method.  Although ASU 2014-09 did not have any impact on our January 1, 2018 shareholders’ equity or third quarter and year-to-date 2018 net income, it did result in a classification change in non-interest income and non-interest expense as compared to the prior year period.  Specifically, in the third quarter and first nine months of 2018, interchange income and interchange expense each increased by $0.4 million and $1.1 million, respectively, due to classification changes under ASU 2014-09 (also see notes #2 and #17 to the Condensed Consolidated Financial Statements included within this report).

Index
The components of non-interest income are as follows:

Non-Interest Income

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Service charges on deposit accounts	$3,166	$3,281	$9,166	$9,465
Interchange income	2,486	1,942	7,236	5,869
Net gains (losses) on assets:
Mortgage loans	2,745	2,971	8,571	8,886
Securities	93	69	(71)	62
Mortgage loan servicing, net	1,212	1	4,668	668
Investment and insurance commissions	513	606	1,434	1,541
Bank owned life insurance	237	283	713	776
Other	1,384	1,151	4,147	3,822
Total non-interest income	$11,836	$10,304	$35,864	$31,089

Service charges on deposit accounts decreased on both a comparative quarterly and year-to-date basis in 2018 as compared to 2017.  These decreases were principally due to lower service charges on commercial accounts (due primarily to higher earnings credits) and a decrease in non-sufficient funds occurrences.

Interchange income increased on both a comparative quarterly and year-to-date basis in 2018 as compared to 2017 due primarily to the aforementioned impact of ASU 2014-09.

Net gains on mortgage loans decreased on both a quarterly and a year to date basis. Mortgage loan activity is summarized as follows:

Mortgage Loan Activity

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Mortgage loans originated	$231,849	$264,177	$617,080	$657,345
Mortgage loans sold	148,730	120,981	370,372	305,386
Net gains on mortgage loans	2,745	2,971	8,571	8,886
Net gains as a percent of mortgage loans sold (“Loan Sales Margin”)	1.85%	2.46%	2.31%	2.91%
Fair value adjustments included in the Loan Sales Margin	(0.26)	(0.22)	0.10	0.08

The decrease in mortgage loans originated is due primarily to higher interest rates suppressing refinance volumes. Mortgage loans sold increased due to a higher mix of salable loans in our origination volumes. Net gains on mortgage loans decreased in 2018 as compared to 2017 due to a lower Loan Sales Margin as discussed below.

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

Our Loan Sales Margin is impacted by several factors including competition and the manner in which the loan is sold. Net gains on mortgage loans are also impacted by recording fair value accounting adjustments.  Excluding the aforementioned fair value accounting adjustments, the Loan Sales Margin would have been 2.11% and 2.68% in the third quarters of 2018 and 2017, respectively and 2.21% and 2.83% for the comparative 2018 and 2017 year-to-date periods, respectively.  The decrease in the Loan Sales Margin (excluding fair value adjustments) in 2018 was generally due to a narrowing of primary-to-secondary market pricing spreads due to competitive factors throughout the mortgage banking industry (generally higher mortgage loan interest rates and a decline in refinance volume). The changes in the fair value accounting adjustments are primarily due to changes in the amount of commitments to originate mortgage loans for sale.

Net gains (losses) on securities were relatively nominal for all of the periods presented. We recorded no net impairment losses in either 2018 or 2017 for other than temporary impairment of securities available for sale.   (See “Securities.”)

Mortgage loan servicing, net, generated income of $1.2 million and $0.001 million in the third quarters of 2018 and 2017, respectively. For the first nine months of 2018, mortgage loan servicing, net, generated income of $4.7 million as compared to income of $0.7 million in 2017. This activity is summarized in the following table:

	Three Months Ended		Nine Months Ended
	9/30/2018	9/30/2017	9/30/2018	9/30/2017
Mortgage loan servicing, net:	(In thousands)
Revenue, net	$1,410	$1,091	$3,974	$3,253
Fair value change due to price	610	(572)	2,586	(1,075)
Fair value change due to pay-downs	(808)	(518)	(1,892)	(1,510)
Total	$1,212	$1	$4,668	$668

Index
Activity related to capitalized mortgage loan servicing rights is as follows:

Capitalized Mortgage Loan Servicing Rights

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Balance at beginning of period	$21,848	$14,515	$15,699	$13,671
Change in accounting	-	-	-	542
Balance at beginning of period, as adjusted	21,848	14,515	15,699	14,213
Servicing rights acquired	-	-	3,047	-
Originated servicing rights capitalized	1,501	1,250	3,711	3,047
Change in fair value	(198)	(1,090)	694	(2,585)
Balance at end of period	$23,151	$14,675	$23,151	$14,675

At September 30, 2018 we were servicing approximately $2.28 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 4.20% and a weighted average service fee of approximately 25.8 basis points. Capitalized mortgage loan servicing rights at September 30, 2018 totaled $23.2 million, representing approximately 101.4 basis points on the related amount of mortgage loans serviced for others.

Investment and insurance commissions represent revenues generated on the sale or management of investments and insurance for our customers.  These revenues declined on both a quarterly and year-to-date basis in 2018 as compared to 2017 due primarily to reduced product sales.

Income from bank owned life insurance declined on both a comparative quarterly and year-to-date basis in 2018 compared to 2017 reflecting a lower crediting rate on our cash surrender value. Our separate account is primarily invested in agency mortgage-backed securities and managed by PIMCO. The crediting rate (on which the earnings are based) reflects the performance of the separate account.  The total cash surrender value of our bank owned life insurance was $54.8 million and $54.6 million at September 30, 2018 and December 31, 2017, respectively.

Other non-interest income increased on both a comparative quarterly and year-to-date basis in 2018 compared to 2017, due primarily to increases in a variety of categories including: merchant processing, credit card related fees and earnings from limited partnerships (small business investment company and community/housing related investment funds).

Non-interest expense.  Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure.

Non-interest expense increased by $4.1 million to $26.7 million and by $11.7 million to $80.6 million during the three- and nine-month periods ended September 30, 2018, respectively, compared to the same periods in 2017.  Many of our components of non-interest expense increased in 2018 due to the TCSB Merger.

Index
The components of non-interest expense are as follows:

Non-Interest Expense

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In thousands)
Compensation	$9,582	$8,494	$28,086	$26,872
Performance-based compensation	3,305	2,688	9,238	6,819
Payroll taxes and employee benefits	3,282	2,395	9,182	7,413
Compensation and employee benefits	16,169	13,577	46,506	41,104
Occupancy, net	2,233	1,970	6,667	6,032
Data processing	2,051	1,796	6,180	5,670
Merger related expenses	98	10	3,354	10
Furniture, fixtures and equipment	1,043	961	3,029	2,943
Communications	727	685	2,111	2,046
Interchange expense	715	294	1,974	869
Loan and collection	531	481	1,900	1,564
Advertising	594	526	1,578	1,551
Legal and professional	477	540	1,311	1,366
FDIC deposit insurance	270	208	750	608
Amortization of intangible assets	295	87	676	260
Supplies	173	176	516	507
Credit card and bank service fees	108	105	310	432
Provision for loss reimbursement on sold loans	47	15	78	66
Costs (recoveries) related to unfunded lending commitments	71	92	(6)	332
Net (gains) losses on other real estate and repossessed assets	(325)	30	(619)	132
Other	1,463	1,063	4,321	3,454
Total non-interest expense	$26,740	$22,616	$80,636	$68,946

Compensation and employee benefits expenses, in total, increased $2.6 million on a quarterly comparative basis and increased $5.4 million for the first nine months of 2018 compared to the same periods in 2017.

Compensation expense increased by $1.1 million and $1.2 million in the third quarter and first nine months of 2018, respectively, compared to the same periods in 2017.  The third quarter and year-over-year increases were primarily due to the TCSB Merger as well as annual compensation increases instituted at the start of the year.  The increase on a year to date comparative basis was reduced because the first quarter of 2017 included some one-time compensation costs related to the expansion of our mortgage banking operations as well as a reduction in personnel associated with the sale of our payment plan processing business (Mepco Finance Corporation) in May 2017.

Performance-based compensation increased by $0.6 million and $2.4 million in the third quarter and first nine months of 2018, respectively, versus the same periods in 2017, due primarily to relative comparative changes in the accrual for anticipated incentive compensation based on our estimated full-year performance as compared to goals.  In addition, we introduced a new incentive compensation plan for hourly employees in 2018 that increased performance-based compensation.

Index
Payroll taxes and employee benefits increased by $0.9 million and $1.8 million in the third quarter and first nine months of 2018, respectively, compared to the same periods in 2017, due primarily to increases in payroll taxes (due to the aforementioned increases in compensation), higher health care costs (due to increased claims in 2018 some of which may be reimbursed prior to year end from a stop-loss reinsurance policy) and higher 401(k) plan costs (due to an increase in the employer match percentage).

Occupancy, net, increased by $0.3 million and $0.6 million in the third quarter and first nine months of 2018, respectively, compared to the same periods in 2017, principally due to additional locations acquired in the TCSB Merger and additional loan production offices opened during 2017.

Data processing expenses increased by $0.3 million and $0.5 million for the third quarter and first nine months of 2018, respectively, compared to the same periods in 2017. The third quarter and year-to-date 2018 increases are primarily due to the TCSB Merger.  We completed the conversion of TCSB loan and deposit accounts onto our core systems in June 2018.

Merger related expenses totaled $0.1 million and $3.4 million for the third quarter and first nine months of 2018, respectively.  These expenses include our investment banking fees, certain accounting and legal costs, various contract termination fees, data processing conversion costs, payments made on officer change-in-control contracts, and employee severance costs.  We do not expect to have any remaining TCSB Merger related expenses after the third quarter of 2018.

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

The amortization of intangible assets relates to the TCSB Merger and prior branch acquisitions and the amortization of the deposit customer relationship value, including core deposit value, which was acquired in connection with those acquisitions. We had remaining unamortized intangible assets of $6.7 million and $1.6 million at September 30, 2018 and December 31, 2017, respectively. See note #7 to the Condensed Consolidated Financial Statements for a schedule of future amortization of intangible assets.

Index
Credit card and bank service fees decreased in 2018 on a comparative year-to-date basis primarily due to the sale of our payment plan processing business in May 2017.

The provision for loss reimbursement on sold loans was an expense of $0.05 million and $0.08 million in the third quarter and first nine months of 2018, respectively, compared to an expense of $0.02 million and $0.07 million in the third quarter and first nine months of 2017, respectively. This provision represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae, Freddie Mac, Ginnie Mae and the Federal Home Loan Bank of Indianapolis).  The small expense provisions in 2018 and 2017 are primarily due to growth in the balance of loans serviced for investors.  Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale.  The reserve for loss reimbursements on sold mortgage loans totaled $0.85 million and $0.67 million at September 30, 2018 and December 31, 2017, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition.

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

Other non-interest expenses increased in 2018 on both a comparative quarterly and year-to-date basis due primarily to increases in several categories of expenses (directors’ fees, travel and entertainment, certain state franchise taxes, and deposit account/debit card fraud).

Income tax expense.  We recorded an income tax expense of $2.9 million and $7.0 million in the third quarter and the first nine months of 2018, respectively. This compares to an income tax expense of $3.2 million and $8.4 million in the third quarter and the first nine months of 2017, respectively. As described earlier under “Recent Developments” our statutory federal corporate income tax rate was reduced to 21% (from 35%) effective on January 1, 2018.

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

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at September 30, 2018 and 2017 and at December 31, 2017, that the realization of substantially all of our deferred tax assets continues to be more likely than not.

Index
Financial Condition

Summary.  Our total assets increased by $507.8 million during the first nine months of 2018 reflecting the TCSB Merger and organic loan growth.  The total assets, loans and deposits acquired in the TCSB Merger were approximately $343.5 million, $295.8 million (including $1.3 million of loans held for sale) and $287.7 million, respectively.

Loans, excluding loans held for sale ("Portfolio Loans"), totaled $2.56 billion at September 30, 2018, an increase of $543.8 million, or 26.9%, from December 31, 2017.  (See "Portfolio Loans and asset quality.")

Deposits totaled $2.80 billion at September 30, 2018, compared to $2.40 billion at December 31, 2017.  The $398.1 million increase in total deposits during the period is primarily due to the TCSB Merger and growth in reciprocal deposits and brokered time deposits.

Securities.  We maintain diversified securities portfolios, which include obligations of U.S. government-sponsored agencies, securities issued by states and political subdivisions, residential and commercial mortgage-backed securities, asset-backed securities, corporate securities, trust preferred securities and foreign government securities (that are denominated in U.S. dollars). We regularly evaluate asset/liability management needs and attempt to maintain a portfolio structure that provides sufficient liquidity and cash flow. Except as discussed below, we believe that the unrealized losses on securities available for sale are temporary in nature and are expected to be recovered. We believe that we have the ability to hold securities with unrealized losses to maturity or until such time as the unrealized losses reverse. (See “Asset/liability management.”)

Securities
		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
Securities available for sale
September 30, 2018	$443,744	$1,602	$8,389	$436,957
December 31, 2017	523,520	3,197	3,792	522,925

Securities available for sale declined $86.0 million during the first nine months of 2018 primarily to fund growth in Portfolio Loans.  Our portfolio of securities available for sale is reviewed quarterly for impairment in value. In performing this review, management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates on the market value of the security and (4) an assessment of whether we intend to sell, or it is more likely than not that we will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. For securities that do not meet these recovery criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income (loss).  We recorded no impairment losses related to other than temporary impairment on securities available for sale in either of the first nine months of 2018 or 2017.

Index
Sales of securities were as follows (See “Non-interest income.”):

	Nine months ended September 30,
	2018	2017
	(In thousands)

Proceeds (1)	$31,445	$9,594

Gross gains (2)	$225	$125
Gross losses	(126)	-
Net impairment charges	-	-
Fair value adjustments	(170)	(63)
Net gains (losses)	$(71)	$62

(1)	2017 includes $0.760 million for trades that did not settle until after September 30, 2017.
(2)	2018 gains include $0.144 million from the sale of 1,000 VISA Class B shares.

Portfolio Loans and asset quality.  In addition to the communities served by our Bank branch and loan production office network, our principal lending markets also include nearby communities and metropolitan areas. Subject to established underwriting criteria, we also may participate in commercial lending transactions with certain non-affiliated banks and make whole loan purchases from other financial institutions.  In March 2018 and July 2018, we sold $16.5 million and $11.1 million, respectively of single-family residential fixed and adjustable rate mortgage loans servicing retained to another financial institution.  These mortgage loans were all on properties located in Ohio and were sold primarily for asset/liability management purposes.

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

Index
A summary of our Portfolio Loans follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Real estate(1)
Residential first mortgages	$815,202	$672,592
Residential home equity and other junior mortgages	175,426	136,560
Construction and land development	171,546	143,188
Other(2)	701,711	538,880
Consumer	377,451	291,091
Commercial	314,848	231,786
Agricultural	6,394	4,720
Total loans	$2,562,578	$2,018,817

(1)	Includes both residential and non-residential commercial loans secured by real estate.
(2)	Includes loans secured by multi-family residential and non-farm, non-residential property.

Non-performing assets(1)
	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Non-accrual loans	$9,343	$8,184
Loans 90 days or more past due and still accruing interest	--	--
Total non-performing loans	9,343	8,184
Other real estate and repossessed assets	1,445	1,643
Total non-performing assets	$10,788	$9,827
As a percent of Portfolio Loans
Non-performing loans	0.36%	0.41%
Allowance for loan losses	0.95	1.12
Non-performing assets to total assets	0.33	0.35
Allowance for loan losses as a percent of non-performing loans	261.17	275.99

(1)	Excludes loans classified as “troubled debt restructured” that are not past due.

Index
Troubled debt restructurings ("TDR")

	September 30, 2018
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDR's	$6,904	$49,397		$56,301
Non-performing TDR's(2)	212	2,799	(3)	3,011
Total	$7,116	$52,196		$59,312

	December 31, 2017
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDR's	$7,748	$52,367		$60,115
Non-performing TDR's(2)	323	4,506	(3)	4,829
Total	$8,071	$56,873		$64,944

(1)	Retail loans include mortgage and installment portfolio segments.
(2)	Included in non-performing loans table above.
(3)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

Non-performing loans increased by $1.2 million during the first nine months of 2018 due principally to an increase in non-performing commercial loans. The increase in non-performing commercial loans primarily reflects one relationship moving into non-accrual in the second quarter of 2018.  Because of our collateral position, we do not expect any loss from the resolution of this loan relationship.

Non-performing loans exclude performing loans that are classified as troubled debt restructurings (“TDRs”). Performing TDRs totaled $56.3 million, or 2.2% of total Portfolio Loans, and $60.1 million, or 3.0% of total Portfolio Loans, at September 30, 2018 and December 31, 2017, respectively. The decrease in the amount of performing TDRs in the first nine months of 2018 primarily reflects pay downs and payoffs.

Other real estate and repossessed assets totaled $1.4 million and $1.6 million at September 30, 2018 and December 31, 2017, respectively.

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.

Index
The following tables reflect activity in and the allocation of the allowance for loan losses (“AFLL”).

Allowance for loan losses

	Nine months ended September 30,
	2018		2017
	Loans	Unfunded Commitments	Loans	Unfunded Commitments
	(Dollars in thousands)
Balance at beginning of period	$22,587	$1,125	$20,234	$650
Additions (deductions)
Provision for loan losses	912	-	806	-
Recoveries credited to allowance	3,768	-	2,998	-
Loans charged against the allowance	(2,866)	-	(2,560)	-
Additions included in non-interest expense	-	(6)	-	332
Balance at end of period	$24,401	$1,119	$21,478	$982

Net loans charged against the allowance to average Portfolio Loans	(0.04)%		(0.03)%

Allocation of the Allowance for Loan Losses

	September 30, 2018	December 31, 2017
	(In thousands)
Specific allocations	$6,102	$6,839
Other adversely rated commercial loans	1,883	1,228
Historical loss allocations	7,665	7,125
Additional allocations based on subjective factors	8,751	7,395
Total	$24,401	$22,587

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

The allowance for loan losses increased $1.8 million to $24.4 million at September 30, 2018 from $22.6 million at December 31, 2017 and was equal to 0.95% (1.06% when excluding TCSB acquired loans) of total Portfolio Loans at September 30, 2018 compared to 1.12% at December 31, 2017.

Three of the four components of the allowance for loan losses outlined above increased in the first nine months of 2018. The allowance for loan losses related to specific loans decreased $0.7 million in 2018 due primarily to a decline in the balance of individually impaired loans and charge-offs.  The allowance for loan losses related to other adversely rated commercial loans increased $0.7 million in 2018 primarily due to an increase in the balance of such loans included in this component to $37.5 million at September 30, 2018 from $27.2 million at December 31, 2017 and $23.2 million at September 30, 2017.  The allowance for loan losses related to historical losses increased $0.5 million during 2018 due principally to loan growth.  The allowance for loan losses related to subjective factors increased $1.4 million during 2018 primarily due to loan growth.

Index
Three of the four components of the allowance for loan losses outlined above also increased in the first nine months of 2017.  The allowance for loan losses related to specific loans decreased $2.1 million in 2017 due primarily to a decline in the balance of individually impaired loans as well as charge-offs.  In particular, we received a full payoff in March 2017 on a commercial loan that had a specific reserve of $1.2 million at December 31, 2016. The allowance for loan losses related to other adversely rated commercial loans increased $0.3 million in 2017 primarily due to an increase in the balance of such loans included in this component to $23.2 million at September 30, 2017 from $11.8 million at December 31, 2016. The allowance for loan losses related to historical losses increased $1.6 million during 2017 due principally to slight upward adjustments in our probability of default and expected loss rates for commercial loans, an additional component of approximately $0.6 million added for loans secured by commercial real estate due primarily to emerging risks in this sector (such as retail store closings and potential overdevelopment in certain markets) and loan growth. We also extended our historical lookback period to be more representative of the probability of default and account for infrequent migration events and extremely low levels of watch credits.  The allowance for loan losses related to subjective factors increased $1.4 million during 2017 primarily due to loan growth.

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

Deposits totaled $2.80 billion and $2.40 billion at September 30, 2018 and December 31, 2017, respectively.  The $398.1 million increase in deposits in the first nine months of 2018 is primarily due to the TCSB Merger and growth in reciprocal deposits and brokered time deposits.  Reciprocal deposits totaled $92.6 million and $51.0 million at September 30, 2018 and December 31, 2017, respectively.  These deposits represent demand, money market and time deposits from our customers that have been placed through Promontory Interfinancial Network’s Insured Cash Sweep® service and Certificate of Deposit Account Registry Service®.  These services allow our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.

We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be susceptible to outflow. At September 30, 2018, we had approximately $650.0 million of uninsured deposits. A reduction in core deposits would likely increase our need to rely on wholesale funding sources.

Index
We have also implemented strategies that incorporate using federal funds purchased, other borrowings and brokered time deposits to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

Other borrowings, comprised primarily of federal funds purchased and advances from the FHLB, totaled $79.7 million and $54.6 million at September 30, 2018 and December 31, 2017, respectively.

As described above, we utilize wholesale funding, including FHLB borrowings and brokered time deposits to augment our core deposits and fund a portion of our assets. At September 30, 2018, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $380.4 million, or 13.2% of total funding (deposits and total borrowings, excluding subordinated debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all.  Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.

We historically employed derivative financial instruments to manage our exposure to changes in interest rates.  During the first nine months of 2018 and 2017, we entered into $16.6 million and $14.6 million (aggregate notional amounts), respectively, of interest rate swaps with commercial loan customers, which were offset with interest rate swaps that the Bank entered into with a broker-dealer. We recorded $0.4 million and $0.2 million of fee income related to these transactions during the first nine months of 2018 and 2017, respectively. See note #6 to the Condensed Consolidated Financial Statements included within this report for more information on our derivative financial instruments.

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

Index
At September 30, 2018, we had $506.9 million of time deposits that mature in the next 12 months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $2.14 billion of our deposits at September 30, 2018, were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.

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

We believe that we currently have adequate liquidity at our Bank because of our cash and cash equivalents, our portfolio of securities available for sale, our access to secured advances from the FHLB and our ability to issue Brokered CDs.

We also believe that the available cash on hand at the parent company (including time deposits) of approximately $33.0 million as of September 30, 2018 provides sufficient liquidity resources at the parent company to meet operating expenses, to make interest payments on the subordinated debentures and to pay a cash dividend on our common stock for the foreseeable future.

Effective management of capital resources is critical to our mission to create value for our shareholders. In addition to common stock, our capital structure also currently includes cumulative trust preferred securities.

Capitalization

	September 30, 2018	December 31, 2017
	(In thousands)
Subordinated debentures	$39,371	$35,569
Amount not qualifying as regulatory capital	(1,224)	(1,069)
Amount qualifying as regulatory capital	38,147	34,500
Shareholders’ equity
Common stock	389,689	324,986
Accumulated deficit	(34,596)	(54,054)
Accumulated other comprehensive loss	(9,889)	(5,999)
Total shareholders’ equity	345,204	264,933
Total capitalization	$383,351	$299,433

Index
We currently have four special purpose entities with $38.1 million of outstanding cumulative trust preferred securities.  These special purpose entities issued common securities and provided cash to our parent company that in turn issued subordinated debentures to these special purpose entities equal to the trust preferred securities and common securities. The subordinated debentures represent the sole asset of the special purpose entities. The common securities and subordinated debentures are included in our Condensed Consolidated Statements of Financial Condition.

As part of the TCSB Merger we acquired TCSB Statutory Trust I (a statutory business trust formed solely to issue capital securities) and assumed approximately $5.2 million of subordinated debentures that had a fair value of approximately $3.8 million on April 1, 2018.  The trust preferred securities issued by TCSB Statutory Trust I mature in March 2035.  The discount recorded on these subordinated debentures is being accreted over their remaining life.

The FRB has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at September 30, 2018 and December 31, 2017. Although the Dodd-Frank Act further limited Tier 1 treatment for trust preferred securities, those new limits did not apply to our outstanding trust preferred securities.  Further, the New Capital Rules grandfathered the treatment of our trust preferred securities as qualifying regulatory capital.

Common shareholders’ equity increased to $345.2 million at September 30, 2018 from $264.9 million at December 31, 2017 due primarily to shares issued in the TCSB Merger and our net income that was partially offset by an increase in our accumulated other comprehensive loss and by dividends that we paid. Our tangible common equity (“TCE”) totaled $310.2 million and $263.3 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 9.51% and 9.45% at September 30, 2018 and December 31, 2017, respectively.  TCE and the ratio of TCE to tangible assets are non-GAAP measures.  TCE represents total common equity less intangible assets.

In January 2018, our Board of Directors authorized a share repurchase plan.  Under the terms of the 2018 share repurchase plan, we are authorized to buy back up to 5% of our outstanding common stock.    This repurchase plan is authorized to last through December 31, 2018.  We did not repurchase any shares during the first nine months of 2018.

We pay a quarterly cash dividend on our common stock.  These dividends totaled $0.15 per share and $0.10 per share in the third quarters of 2018 and 2017, respectively.    We generally favor a dividend payout ratio between 30% and 50% of net income.

As of September 30, 2018 and December 31, 2017, our Bank (and holding company) continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards (also see note #10 to the Condensed Consolidated Financial Statements included within this report).

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

Index
Changes in Market Value of Portfolio Equity and Net Interest Income

Change in Interest Rates	Market Value Of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change
	(Dollars in thousands)
September 30, 2018
200 basis point rise	$474,800	(4.33)%	$123,700	2.66%
100 basis point rise	489,900	(1.29)	122,700	1.83
Base-rate scenario	496,300	-	120,500	-
100 basis point decline	486,100	(2.06)	117,700	(2.32)

December 31, 2017
200 basis point rise	$409,200	(1.23)%	$99,100	2.27%
100 basis point rise	417,100	0.68	98,600	1.75
Base-rate scenario	414,300	-	96,900	-
100 basis point decline	386,400	(6.73)	91,600	(5.47)

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

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended September 30, 2018, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended September 30, 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of the Company's common stock in lieu of fees otherwise payable to the director for his or her service as a director.  A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board.  Pursuant to this Plan, during the third quarter of 2018, the Company issued 587 shares of common stock to non-employee directors on a current basis and 1,455 shares of common stock to the trust for distribution to directors on a deferred basis.  The shares were issued on July 2, 2018, at a price of $25.50 per share, representing aggregate fees of $0.05 million.   The price per share was the consolidated closing bid price per share of the Company's common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules.  The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

The following table shows certain information relating to repurchases of common stock for the three-months ended September 30, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
July 2018	-	$-	-	1,066,693
August 2018	101	25.05	-	1,066,693
September 2018	-	-	-	1,066,693
Total	101	$25.05	-	1,066,693

(1)	Represents shares withheld from the shares that would otherwise have been issued to certain officers in order to satisfy tax withholding obligations resulting from vesting of restricted stock.

Index
Item 6.	Exhibits

(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:
	31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
	31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
	32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
	32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
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

Date	November 2, 2018	By	/s/ Robert N. Shuster
Robert N. Shuster, Principal Financial Officer

Date	November 2, 2018	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer