Form 10-K
period 2018-12-31
INDEPENDENT BANK CORP /MI/
filed 2019-03-07
CIK 39311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2018 or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                           to
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
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.
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
Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of June 29, 2018, was $600,264,131.
The number of shares outstanding of the registrant’s common stock as of March 5, 2019 was 23,616,379.
Documents incorporated by reference:  Portions of our definitive proxy statement and annual report, to be delivered to shareholders in connection with the April 23, 2019 Annual Meeting of Shareholders, are incorporated by reference into Part I, Part II, Part III, and Part IV of this Form 10-K.
The Exhibit Index appears on Page 37

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

Our bank transacts business in the single industry of commercial banking.  It offers a broad range of banking services to individuals and businesses, including checking and savings accounts, commercial lending, direct and indirect consumer financing, mortgage lending, and safe deposit box services.  Our bank does not offer trust services.  Our principal markets are the rural and suburban communities across Lower Michigan, which are served by the bank’s main office in Grand Rapids, Michigan, and a total of 67 branches, one drive-thru facility, and 12 loan production offices.  We also recently opened two loan production offices in Ohio (Columbus and Fairlawn).  Most of our bank’s branches provide full-service lobby and drive-thru services, as well as automatic teller machines (ATMs).  In addition, we provide internet and mobile banking capabilities to our customers.  We continue to see customer transaction volume declining at our bank offices and increasing through our electronic channels.

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

As of December 31, 2018, our bank had total loans (excluding loans held for sale) of $2.583 billion and total deposits of $2.913 billion.  As of December 31, 2018, we had 830 full-time employees and 146 part-time employees.

In addition to general banking services, we also offer title insurance services and insurance brokerage services through separate subsidiaries and investment services through a third party agreement with Cetera Investment Services LLC.

Effective April 1, 2018, we completed the acquisition of all of the issued and outstanding shares of common stock of TCSB Bancorp, Inc. (“TCSB”), the holding company and sole shareholder of Traverse City State Bank, through a merger of TCSB into our holding company, with our holding company as the surviving corporation.  On that same date, we also consolidated Traverse City State Bank into Independent Bank (with Independent Bank as the surviving institution). Under the terms of the merger agreement, each holder of TCSB common stock received 1.1166 shares of IBCP common stock plus cash in lieu of fractional shares totaling $0.005 million. TCSB option holders had their options converted into stock options of Independent Bank Corporation. As a result, we issued a total of approximately 2.71 million shares of our common stock and 0.19 million stock options, with an aggregate fair value of approximately $64.5 million, to the shareholders and option holders of TCSB. The fair value of common stock and stock options issued as the consideration paid for TCSB was determined using the closing price of our common stock on the acquisition date. This acquisition was accounted for under the acquisition method of accounting. Accordingly, we recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values. TCSB results of operations are included in our results beginning April 1, 2018. Non-interest expense includes $3.5 million of costs incurred during 2018 related to this acquisition. Any remaining acquisition-related costs will be expensed as incurred in future periods.

ITEM 1.	BUSINESS (continued)

On December 30, 2016, our bank and its wholly-owned subsidiary, Mepco Finance Corporation (“Mepco”), entered into an Asset Purchase Agreement (“APA”) with Seabury Asset Management LLC (“Seabury”).  Pursuant to the terms of the APA, the bank sold its payment plan processing business, payment plan receivables, and certain other assets to Seabury, who also assumed certain liabilities of Mepco.  This transaction closed on May 18, 2017, with an effective date of May 1, 2017.  As a result of the closing, Mepco sold $33.1 million of net payment plan receivables, $0.5 million of commercial loans, $0.2 million of furniture and equipment, and $1.6 million of other assets to Seabury, who also assumed $2.0 million of specified liabilities. We recorded a $0.32 million loss related to the sale of these assets in the fourth quarter of 2016.    Mepco was liquidated on June 30, 2017, with the remaining assets and liabilities transferred to the bank.  We do not believe that the sale of the Mepco business and assets will have a significant impact on our future overall financial condition or results of operations.

On a consolidated basis, our principal sources of revenue are interest and fees on loans, other interest income, and non-interest income.  The sources of revenue for the three most recent years are as follows:

	2018	2017	2016
Interest and fees on loans	66.6%	59.8%	57.6%
Other interest income	7.9	10.0	9.6
Non-interest income	25.5	30.2	32.8
	100.0%	100.0%	100.0%

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

ITEM 1.	BUSINESS (continued)

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

ITEM 1.	BUSINESS (continued)

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

Our Tier 1 capital as of December 31, 2018, includes $38.2 million of trust preferred securities (classified on our Consolidated Statements of Financial Condition as “Subordinated debentures”).  The Federal Reserve has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities and certain other capital elements is limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit could be included in the Tier 2 capital, subject to restrictions.  The provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act adopted in 2010 (the “Dodd-Frank Act”) imposed additional limitations on the ability to include trust preferred securities as Tier 1 capital; however, these additional limitations do not apply to our outstanding trust preferred securities.

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

FICO Assessments.  Our bank, as a member of the DIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation (“FICO”).  FICO was created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC’s Savings Association Insurance Fund, which was created to insure the deposits of thrift institutions and was merged with the Bank Insurance Fund into the newly formed DIF in 2006.  From now until the maturity of the outstanding FICO obligations in 2019, DIF members will share the cost of the interest on the FICO bonds on a pro rata basis.  It is estimated that FICO assessments during this period will be approximately 0.001% of average tangible assets.

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

At December 31, 2018, our bank’s ratios exceeded minimum requirements for the well-capitalized category.

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

Consumer Banking.  Our bank’s business includes making a variety of types of loans to individuals.  In making these loans, our bank is subject to state usury and other consumer protection laws and to various federal statutes, including provisions of the Gramm Leach-Bliley Act aimed at protecting the privacy of consumer financial information, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act (TILA), the Real Estate Settlement Procedures Act (RESPA), the Home Mortgage Disclosure Act, and the regulations promulgated under these statutes, which (among other things) prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of our bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing.  In receiving deposits, our bank is subject to extensive regulation under state and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act.  Violation of these laws could result in the imposition of significant damages and fines upon our bank and its directors and officers.

Anti-Money Laundering and the USA PATRIOT Act.  The bank is subject to a number of  financial recordkeeping and anti-money laundering laws and regulations including the Bank Secrecy Act and the USA PATRIOT Act, as well as similar rules and guidelines implemented and enforced by the Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) and the Federal Financial Institutions Council (“FFIEC”).  These laws and regulations require the bank to take certain steps to prevent the use of the bank or its systems from facilitating the flow of illegal or illicit money or terrorist funds.  As of May 11, 2018, the bank is required to comply with FinCEN’s new Customer Due Diligence Requirements for Financial Institutions, which is designed to identify and verify the identity of natural persons (known as beneficial owners) of legal entity customers who own, control and profit from companies when those companies open accounts.

ITEM 1.	BUSINESS (continued)

A number of new consumer protection laws were implemented following the 2008 recession, including:

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

2018 Regulatory Reform.  In May 2018 the Economic Growth, Regulatory Relief and Consumer Protection Act (the “2018 Act”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act.  While the 2018 Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion.

Among other changes, the 2018 Act expands the definition of qualified mortgages that may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8% and 10% to replace the leverage and risk-based regulatory capital ratios.  The 2018 Act also includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures, and risk weights for certain high-risk commercial real estate loans.  It is difficult to predict at this time when or how any new standards under the 2018 Act will ultimately be applied to us or what specific impact the 2018 Act and the yet-to-be-written implementing rules and regulations will have on community banks.

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

The information set forth in the tables captioned “Average Balances and Rates” and “Change in Net Interest Income” of our annual report, to be delivered to shareholders in connection with the April 23, 2019 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

II.	INVESTMENT PORTFOLIO

(A)  The following table sets forth the fair value of securities at December 31:

	2018	2017	2016
	(in thousands)

Equity securities at fair value	$393	$-	$-
Trading securities	$-	$455	$410

Available for sale
Obligations of states and political subdivisions	$127,555	$172,945	$170,899
U.S. agency residential mortgage-backed	123,751	137,918	156,289
Other asset backed	83,319	93,898	146,709
Corporate	34,309	47,853	56,180
Private label mortgage-backed	29,419	29,109	34,727
U.S. agency	20,014	25,682	28,988
U.S. agency commercial mortgage-backed	5,726	9,760	12,632
Trust preferred	1,819	2,802	2,579
Foreign government	2,014	2,060	1,613
U.S. Treasury	-	898	-
Total	$427,926	$522,925	$610,616

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)

(B)   The following table sets forth contractual maturities of securities at December 31, 2018 and the weighted average yield of such securities:

	Maturing Within One Year		Maturing After One But Within Five Years		Maturing After Five But Within Ten Years		Maturing After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for sale

Obligations of states and political subdivisions	$7,904	2.32%	$43,485	2.56%	$35,767	3.41%	$40,399	3.43%
U.S. agency residential mortgage-backed	1,370	1.97	36,426	1.45	29,803	1.40	56,152	2.95
Other asset backed	40,008	2.76	25,562	1.80	15,515	0.30	2,234	2.46
Corporate	2,205	1.62	19,441	2.93	12,663	4.35	-
Private label mortage -backed	404	2.12	20,356	2.61	7,867	3.21	792	5.66
U.S. agency	41	0.63	12,102	1.59	7,871	2.44	-
U.S. agency commercial mortgage-backed	349	2.17	4,012	2.36	-		1,365	2.92
Trust preferred	-		-		-		1,819	3.22
Foreign government	-		2,014	4.82	-		-
Total	$52,281	2.61%	$163,398	2.19%	$109,486	2.45%	$102,761	3.15%

Tax equivalent adjustment for calculation of yield	$23		$163		$105		$117

The rates set forth in the tables above for those obligations of state and political subdivisions that are tax exempt have been restated on a tax equivalent basis assuming a marginal tax rate of 21%.  The amount of the adjustment is as follows.

Available for sale	Tax-Exempt Rate	Adjustment	Rate on Tax Equivalent Basis
Under 1 year	1.82%	0.48%	2.30%
1-5 years	2.14	0.57	2.71
5-10 years	2.77	0.74	3.51
After 10 years	3.65	0.97	4.62

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)

III.	LOAN PORTFOLIO

(A)	The following table sets forth total loans outstanding at December 31:

	2018	2017	2016	2015	2014
	(in thousands)
Loans held for sale(a)	$86,224	$39,436	$67,380	$27,866	$23,662
Mortgage	1,042,890	849,530	538,615	498,036	471,435
Commercial	1,144,481	853,260	804,017	748,398	690,955
Installment	395,149	316,027	265,616	234,017	207,571
Payment plan receivables	-	-	-	34,599	40,001
Total Loans	$2,668,744	$2,058,253	$1,675,628	$1,542,916	$1,433,624

(a)	2016 includes $30.6 million of payment plan receivables and $0.8 million commercial loans related to the then pending sale of Mepco and $35.9 million of 1-4 family residential mortgages.

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

(B)  The following table sets forth scheduled loan repayments (excluding 1-4 family residential mortgages and installment loans) at December 31, 2018:

	Due Within One Year	Due After One But Within Five Years	Due After Five Years	Total
	(in thousands)
Mortgage	$351	$205	$129,715	$130,271
Commercial	117,780	344,640	682,061	1,144,481
Total	$118,131	$344,845	$811,776	$1,274,752

The following table sets forth loans due after one year which have predetermined (fixed) interest rates and/or adjustable (variable) interest rates at December 31, 2018:

	Fixed Rate	Variable Rate	Total
	(in thousands)
Due after one but within five years	$180,503	$164,342	$344,845
Due after five years	458,634	353,142	811,776
Total	$639,137	$517,484	$1,156,621

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)

(C)  The following table sets forth loans on non-accrual, loans ninety days or more past due and troubled debt restructured loans at December 31:

	2018	2017	2016	2015	2014
	(in thousands)
(a) Loans accounted for on a non-accrual basis (1, 2)	$9,029	$8,184	$13,364	$10,607	$15,231

(b) Aggregate amount of loans ninety days or more past due (excludes loans in (a) above)	5	-	-	116	7

(c) Loans not included above which are “troubled debt restructurings” as defined by accounting guidance	53,087	60,115	70,286	81,512	102,971

Total	$62,121	$68,299	$83,650	$92,235	$118,209

(1)
The accrual of interest income is discontinued when a loan becomes 90 days past due and the borrower’s capacity to repay the loan and collateral values appear insufficient.  Non-accrual loans may be restored to accrual status when interest and principal payments are current and the loan appears otherwise collectible.

(2)
Interest in the amount of $3.37 million would have been earned in 2018 had loans in categories (a) and (c) remained at their original terms; however, only $2.82 million was included in interest income for the year with respect to these loans.

Potential problem loans identified by the loan review department which are not included as non-performing in the table above were zero at December 31, 2018.

At December 31, 2018, there was no concentration of loans exceeding 10% of total loans which is not already disclosed as a category of loans in this section “Loan Portfolio” (Item III(A)).

There were no other interest-bearing assets at December 31, 2018, that would be required to be disclosed above (Item III(C)), if such assets were loans.

There were no foreign loans at December 31, 2018, 2017, 2016, 2015 and 2014.

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)

IV.	SUMMARY OF LOAN LOSS EXPERIENCE

(A)	The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for each of the years ended December 31:

	2018		2017		2016
			(dollars in thousands)
Total loans outstanding at the end of the year (net of unearned fees)	$2,668,744		$2,058,253		$1,675,628

Average total loans outstanding for the year (net of unearned fees)	$2,424,539		$1,848,860		$1,599,899

	Loan Losses	Unfunded Commit- ments	Loan Losses	Unfunded Commit- ments	Loan Losses	Unfunded Commit- ments
Balance at beginning of year	$22,587	$1,125	$20,234	$650	$22,570	$652
Loans charged-off
Mortgage	1,946		1,122		2,599
Commercial	448		455		1,317
Installment	1,430		1,474		1,671
Total loans charged-off	3,824		3,051		5,587
Recoveries of loans previously
charged-off
Mortgage	734		1,741		1,047
Commercial	2,889		1,497		2,472
Installment	999		967		1,100
Total recoveries	4,622		4,205		4,619
Net loans charged-off (recovered)	(798)		(1,154)		968
Reclassification to loans held for sale	-		-		59
Additions (deductions) included in operations	1,503	171	1,199	475	(1,309)	(2)
Balance at end of year	$24,888	$1,296	$22,587	$1,125	$20,234	$650

Net loans charged-off (recovered) as a percent of average loans outstanding (includes loans held for sale) for the year	(0.03)%		(0.06)%		0.06%

Allowance for loan losses as a percent of loans outstanding (includes loans held for sale) at the end of the year	0.93		1.10		1.21

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)

	2015		2014
	(dollars in thousands)
Total loans outstanding at the end of the year (net of unearned fees)	$1,542,916		$1,433,624

Average total loans outstanding for the year (net of unearned fees)	$1,461,480		$1,388,772

	Loan Losses	Unfunded Commit- ments	Loan Losses	Unfunded Commit- ments
Balance at beginning of year	$25,990	$539	$32,325	$508
Loans charged-off
Mortgage	2,567		4,119
Commercial	1,694		4,613
Installment	1,467		1,885
Payment plan receivables	-		2
Total loans charged-off	5,728		10,619
Recoveries of loans previously
charged-off
Mortgage	1,258		1,397
Commercial	2,656		4,914
Installment	1,108		1,104
Payment plan receivables	-		5
Total recoveries	5,022		7,420
Net loans charged-off	706		3,199
Additions (deductions) included in operations	(2,714)	113	(3,136)	31
Balance at end of year	$22,570	$652	$25,990	$539

Net loans charged-off as a percent of average loans outstanding (includes loans held for sale) for the year	0.05%		0.23%

Allowance for loan losses as a percent of loans outstanding (includes loans held for sale) at the end of the year	1.46		1.81

The allowance for loan losses reflected above is a valuation allowance in its entirety and the only allowance available to absorb probable incurred loan losses.

Further discussion of the provision and allowance for loan losses (a critical accounting policy) as well as non-performing loans, is presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report, to be delivered to shareholders in connection with the April 23, 2019 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference.

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)

IV.	SUMMARY OF LOAN LOSS EXPERIENCE (Continued)

(B)  We have allocated the allowance for loan losses to provide for probable incurred losses within the categories of loans set forth in the table below.   The amount of the allowance for loan losses that is allocated and the ratio of loans within each category to total loans at December 31 follow:

	2018		2017		2016
	Allowance for Loan Losses Amount	Percent of Loans to Total Loans	Allowance for Loan Losses Amount	Percent of Loans to Total Loans	Allowance for Loan Losses Amount	Percent of Loans to Total Loans
			(dollars in thousands)
Commercial	$7,090	42.9%	$5,595	41.5%	$4,880	48.0%
Mortgage	7,978	42.3	8,733	43.2	8,681	34.3
Installment	895	14.8	864	15.3	1,011	15.9
Payment plan receivables(a)	-	-	-	-	-	1.8
Subjective allocation	8,925	-	7,395	-	5,662	-
Total	$24,888	100.0%	$22,587	100.0%	$20,234	100.0%

	2015		2014
	Allowance for Loan Losses Amount	Percent of Loans to Total Loans	Allowance for Loan Losses Amount	Percent of Loans to Total Loans
	(dollars in thousands)
Commercial	$5,670	48.5%	$5,445	48.2%
Mortgage	10,391	34.1	13,444	34.5
Installment	1,181	15.2	1,814	14.5
Payment plan receivables	56	2.2	64	2.8
Subjective allocation	5,272	-	5,223	-
Total	$22,570	100.0%	$25,990	100.0%

(a)	Allowance for loan losses of $0.06 million related to payment plan receivables was reclassified to loans held for sale at December 31, 2016.

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)

V.	DEPOSITS

The following table sets forth average deposit balances and the weighted-average rates paid thereon for the years ended December 31:

	2018		2017		2016
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate

	(dollars in thousands)
Non-interest bearing	$846,718		$728,208		$688,697
Savings and interest-bearing checking	1,218,243	0.34%	1,052,215	0.15%	1,018,685	0.11%
Time	632,330	1.63	502,284	1.04	447,243	0.86
Total	$2,697,291	0.54%	$2,282,707	0.30%	$2,154,625	0.23%

The following table summarizes time deposits in amounts of 0.10 million or more by time remaining until maturity at December 31, 2018:

(in thousands)
Three months or less	$59,468
Over three through six months	46,860
Over six months through one year	57,420
Over one year	72,361
Total	$236,109

VI.	RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders’ equity and to average total assets, and certain other ratios, for the years ended December 31 follow:

	2018	2017	2016	2015	2014
Net income as a percent of
Average common equity	12.38%	7.82%	9.21%	7.89%	7.43%
Average total assets	1.27	0.77	0.92	0.86	0.80

Dividends declared per share as a percent of diluted net income per share	35.71	44.21	32.38	30.23	23.38

Average shareholders’ equity as a percent of average total assets	10.27	9.88	9.98	10.93	10.83

Additional performance ratios are set forth in Selected Consolidated Financial Data in our annual report, to be delivered to shareholders in connection with the April 23, 2019 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference.  Any significant changes in the current trend of the above ratios are reviewed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report, to be delivered to shareholders in connection with the April 23, 2019 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference.

VII.	SHORT-TERM BORROWINGS

Short-term borrowings are discussed in note 9 to the consolidated financial statements incorporated herein by reference to Part II, Item 8 of this report.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves risks, including (among others) the following factors:

Downturns in general political, economic or industry conditions, either domestically or internationally, would have an adverse effect on our financial condition and performance.

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

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry.  As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, can lead to market-wide liquidity problems and losses or defaults by us or by other institutions. Many of these transactions could expose us to credit risk in the event of default by a counterparty. In addition, our credit risk may be impacted when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to us. There is no assurance that any such losses would not adversely affect us and possibly be material in nature.

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

Additional regulatory focus on the financial services industry is common in connection with an economic downturn, as the industry experienced following the most recent financial crisis. As a result, the adverse effects on our business relating to a future economic downturn could be exacerbated by additional regulations and regulatory scrutiny that accompanied or followed any such downturn. We can neither predict when or whether future regulatory or legislative reforms will be enacted nor what their contents will be. The impact of any future legislation or regulatory actions on our businesses or operations cannot be determined at this time, and such impact may adversely affect us.

We have credit risk inherent in our loan portfolios, and our allowance for loan losses may not be sufficient to cover actual loan losses.

Our loan customers may not repay their loans according to their respective terms, and the collateral securing the payment of these loans may be insufficient to cover any losses we may incur. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Non-performing loans amounted to $9.0 million and $8.2 million at December 31, 2018 and December 31, 2017, respectively. Our allowance for loan losses coverage ratio of non-performing loans was 275.5% and 276.0% at December 31, 2018 and December 31, 2017, respectively. In determining the size of the allowance for loan losses, we rely on our experience and our evaluation of current economic conditions. If our assumptions or judgments prove to be incorrect, our current allowance for loan losses may not be sufficient to cover certain loan losses inherent in our loan portfolio, and adjustments may be necessary to account for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance for loan losses would adversely impact our operating results.

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

We maintain diversified securities portfolios, which include obligations of the Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions, mortgage-backed securities, corporate securities and asset-backed securities.  We seek to limit credit losses in our securities portfolios by principally purchasing highly rated securities (generally rated “AA” or higher by a major debt rating agency) and by conducting due diligence on the issuer. However, gross unrealized losses on securities available for sale in our portfolio totaled approximately $6.8 million as of December 31, 2018 (compared to approximately $3.8 million as of December 31, 2017). We believe these unrealized losses are temporary in nature and are expected to be recovered within a reasonable time period as we believe we have the ability to hold the securities to maturity or until such time as the unrealized losses reverse. However, we evaluate securities available for sale for other than temporary impairment (OTTI) at least quarterly and more frequently when economic or market concerns warrant such evaluation. Those evaluations may result in OTTI charges to our earnings. In addition to these impairment charges, we may, in the future, experience additional losses in our securities portfolio which may result in charges that could materially adversely affect our results of operations.

ITEM 1A.	RISK FACTORS (continued)

We have agreed to indemnify the purchaser of Mepco’s business against certain losses it may incur as a result of its purchase of the business.

In connection with our sale of substantially all of the assets of our Mepco subsidiary in May of 2017, we agreed to contractually indemnify the purchaser from certain losses it may incur, including as a result of its failure to collect certain receivables it purchased as part of the business as well as breaches of representations and warranties we made in the sale agreement, subject to various limitations. We have not accrued any liability related to this sale in our financial statements because we believe the likelihood of having to pay any amount as a result of these indemnification obligations is remote. However, if the purchaser is unable to collect the receivables it purchased from Mepco or otherwise encounters difficulties in operating the business, it is possible it could make one or more claims against us pursuant to the sale agreement. In that event, we may incur expenses in defending any such claims and/or amounts paid to such purchaser to resolve such claims. As of December 31, 2018, the balance of these receivables had declined to $0.8 million, and to date the purchaser has made no claims for indemnification.

Our mortgage-banking revenues are susceptible to substantial variations, due in part to factors we do not control, such as market interest rates.

A portion of our revenues are derived from net gains on mortgage loans. These net gains primarily depend on the volume of loans we sell, which in turn depends on our ability to originate real estate mortgage loans and the demand for fixed-rate obligations and other loans that are outside of our established interest-rate risk parameters. Net gains on mortgage loans are also dependent upon economic and competitive factors as well as our ability to effectively manage exposure to changes in interest rates. Consequently, they can often be a volatile part of our overall revenues.  We realized net gains of $10.6 million on mortgage loans during 2018 compared to $11.8 million during 2017 and $10.6 million during 2016.

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

ITEM 1A.	RISK FACTORS (continued)

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

We have identified certain accounting policies as being critical because they require us to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding management’s judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements. See note #1, “Accounting Policies” in the Notes to Consolidated  Financial Statements in our annual report, to be delivered to shareholders in connection with the April 23, 2019 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K).

ITEM 1A.	RISK FACTORS (continued)

The trading price of our common stock may be subject to significant fluctuations and volatility.

The market price of our common stock could be subject to significant fluctuations due to, among other things:

•	variations in quarterly or annual results of operations;

•	changes in dividends per share;

•	deterioration in asset quality, including declining real estate values;

•	changes in interest rates;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors;

•	regulatory actions, including changes to regulatory capital levels, the components of regulatory capital and how regulatory capital is calculated;

•	new regulations that limit or significantly change our ability to continue to offer products or services;

•	volatility of stock market prices and volumes;

•	issuance of additional shares of common stock or other debt or equity securities;

•	changes in market valuations of similar companies;

•	changes in securities analysts’ estimates of financial performance or recommendations;

•	perceptions in the marketplace regarding the financial services industry, us and/or our competitors; and/or

•	the occurrence of any one or more of the risk factors described above.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We and our bank operate a total of 86 facilities in Michigan and two leased facilities in Ohio.  We own 60 and lease 26 of the facilities in Michigan.

With the exception of the potential remodeling of certain facilities to provide for the efficient use of work space or to maintain an appropriate appearance, each property is considered reasonably adequate for current and anticipated needs.

ITEM 3.	LEGAL PROCEEDINGS

In the fourth quarter of 2016, we reached a tentative settlement regarding litigation initiated against the Bank in Wayne County, Michigan Circuit Court. The Court issued a preliminary approval of this settlement in the first quarter of 2017 and a final approval of this settlement in January 2018. This litigation concerned the Bank’s checking account transaction sequencing during a period from February 2009 to June 2011. Under the terms of the settlement, we agreed to pay $2.2 million and to be also responsible for class notification costs and certain other expenses which were approximately $0.1 million. The $2.2 million was paid in January 2018. We recorded a $2.3 million expense in the fourth quarter of 2016 for this settlement. Although, we deny any liability associated with this matter and believe we have meritorious defenses to the allegations in the complaint, given the costs and uncertainty of litigation, we determined that this settlement was in the best interests of the organization.

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

The following sets forth certain information with respect to our executive officers at February 22, 2019.

Name (Age)	Position	First elected as an executive officer

William B. Kessel (54)	President, Chief Executive Officer and Director	2004

Robert N. Shuster (61)	Executive Vice President and Chief Financial Officer	1999

Stefanie M. Kimball (59)	Executive Vice President and Chief Risk Officer	2007

Dennis J. Mack (57)	Executive Vice President and Chief Lending Officer	2012

Larry R. Daniel (55)	Executive Vice President, Operations and Digital Banking (1)	2017

Patrick J. Ervin (53)	Executive Vice President, Mortgage Banking (2)	2017

James J. Twarozynski (53)	Senior Vice President, Controller	2002

(1)
Mr. Daniel joined Independent Bank over 19 years ago as a commercial lender. Prior to being named Executive Vice President – Operations and Digital Banking in November 2017, he served as Senior Vice President of Retail and Mortgage Lending at Independent Bank, a position he held since 2012.

(2)
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

The information set forth under the caption “Quarterly Summary” in our annual report, to be delivered to shareholders in connection with the April 23, 2019 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

We maintain a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the “Plan”) pursuant to which non-employee directors can elect to receive shares of our common stock in lieu of fees otherwise payable to the director for his or her service as a director.  A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board.  Pursuant to this Plan, during the fourth quarter of 2018, we issued 633 shares of common stock to non-employee directors on a current basis and 1,569 shares of common stock to the trust for distribution to directors on a deferred basis.  The shares were issued on October 1, 2018, at a price of $23.65 per share, representing aggregate fees of $0.05 million.   The price per share was the consolidated closing bid price per share of our common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules.  We issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table shows certain information relating to purchases of common stock for the three-months ended December 31, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
October 2018	45,179	$21.99	42,800	1,023,893
November 2018	158,407	22.52	140,368	883,525
December 2018	404,801	21.20	404,801	-
Total	608,387	$21.61	587,969	-

(1)
Represents (i) 20,418 shares withheld from the shares that would otherwise have been issued to certain officers in order to satisfy tax withholding obligations and the stock option exercise price resulting from the exercise of stock options and (ii) 587,969 shares purchased in the open market pursuant to a publicly announced plan.

The share repurchase plan we had in place for 2018 expired on December 31, 2018. On December 18, 2018, we announced the adoption by our Board of Directors of a 2019 share repurchase plan that authorizes the repurchase during 2019 of up to 5% of our outstanding common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth under the caption “Selected Consolidated Financial Data” in our annual report, to be delivered to shareholders in connection with the April 23, 2019 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report, to be delivered to shareholders in connection with the April 23, 2019 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Asset/liability management” in our annual report, to be delivered to shareholders in connection with the April 23, 2019 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and the independent auditor’s report are set forth in our annual report, to be delivered to shareholders in connection with the April 23, 2019 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and are incorporated herein by reference.

Management’s Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition at December 31, 2018 and 2017

Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

The supplementary data required by this item set forth under the caption “Quarterly Financial Data (Unaudited)” in our annual report, to be delivered to shareholders in connection with the April 23, 2019 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

The portions of our annual report, to be delivered to shareholders in connection with the April 23, 2019 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), which are not specifically incorporated by reference as part of this Form 10-K are not deemed to be a part of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

1.
Evaluation of Disclosure Controls and Procedures.  With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the year ended December 31, 2018 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

2.
Internal Control Over Financial Reporting.  “Management’s Annual Report on Internal Control Over Financial Reporting” and our independent registered public accounting firm’s audit of internal control over financial reporting as of December 31, 2018 included within the “Report of Independent Registered Public Accounting Firm,” each as set forth in our annual report, to be delivered to shareholders in connection with the April 23, 2019 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K) are incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS - The information with respect to our directors set forth under the caption “Proposal I Submitted for Your Vote -- Election of Directors” in our definitive proxy statement, to be delivered to shareholders in connection with the April 23, 2019 Annual Meeting of Shareholders, is incorporated herein by reference.

BENEFICIAL OWNERSHIP REPORTING – The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement, to be delivered to shareholders in connection with the April 23, 2019 Annual Meeting of Shareholders, is incorporated herein by reference.

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

CORPORATE GOVERNANCE – Information relating to our audit committee, set forth under the caption “Board Committees and Functions” in our definitive proxy statement, to be delivered to shareholders in connection with the April 23, 2019 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive proxy statement, to be delivered to shareholders in connection with the April 23, 2019 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions “Voting Securities and Record Date”, “Proposal I Submitted for Your Vote -- Election of Directors” and “Securities Ownership of Management” in our definitive proxy statement, to be delivered to shareholders in connection with the April 23, 2019 Annual Meeting of Shareholders, is incorporated herein by reference.

We maintain certain equity compensation plans under which our common stock is authorized for issuance to employees and directors, including our Deferred Compensation and Stock Purchase Plan for Non-employee Directors and our Long-Term Incentive Plan.

The following sets forth certain information regarding our equity compensation plans as of December 31, 2018.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	211,421	$6.48	491,464
Equity compensation plan not approved by security holders	None	N/A	193,686

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (continued)

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

The information set forth under the captions “Transactions Involving Management” and “Determination of Independence of Board Members” in our definitive proxy statement, to be delivered to shareholders in connection with the April 23, 2019 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Disclosure of Fees Paid to our Independent Auditors” in our definitive proxy statement, to be delivered to shareholders in connection with the April 23, 2019 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements
All of our financial statements are incorporated herein by reference as set forth in the annual report to be delivered to shareholders in connection with the April 23, 2019 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K).

2.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K)
The Exhibit Index is located on the final three pages of this report on Form 10-K.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 5, 2019.

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

William B. Kessel, President, Chief Executive Officer, and Director (Principal Executive Officer)	s/William B. Kessel	March 5, 2019
Robert N. Shuster, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	s/Robert N. Shuster	March 5, 2019
James J. Twarozynski, Senior Vice President and Controller (Principal Accounting Officer)	s/James J. Twarozynski	March 7, 2019

Michael M. Magee, Jr.
Chairman and Director	s/Michael M. Magee Jr.	March 7, 2019

Terance L. Beia, Director

William J. Boer, Director	s/William J. Boer	March 7, 2019

Joan A. Budden, Director	s/Joan A. Budden	March 5, 2019

Michael J. Cok, Director	s/Michael J. Cok	March 7, 2019

Stephen L. Gulis, Jr., Director	s/Stephen L. Gulis, Jr.	March 5, 2019

Terry L. Haske, Director	s/Terry L. Haske	March 7, 2019

Christina L. Keller, Director	s/Christina L. Keller	March 1, 2019

William B. Kessel, Director	s/William B. Kessel	March 5, 2019

Matthew J. Missad, Director

Charles C. Van Loan, Director	s/Charles C. Van Loan	March 7, 2019

EXHIBIT INDEX

Exhibit number and description

EXHIBITS FILED HEREWITH

13
Annual report, relating to the April 23, 2019 Annual Meeting of Shareholders.  This annual report will be delivered to our shareholders in compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended.

21	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm (Crowe LLP).
24	Power of Attorney (included on page 36).
31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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