Form 10-Q
period 2019-03-31
INDEPENDENT BANK CORP /MI/
filed 2019-05-03
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2019

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
YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, no par value, 23,472,914 as of May 1, 2019.

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common stock, no par value	IBCP	The Nasdaq Stock Market LLC

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

This list provides examples of factors that could affect the results described by forward-looking statements contained in this report, but the list is not intended to be all-inclusive.  The risk factors disclosed in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as updated by any new or modified risk factors disclosed in Part II – Item 1A of any subsequently filed Quarterly Report on Form 10-Q, include all known risks our management believes could materially affect the results described by forward-looking statements in this report. However, those risks may not be the only risks we face. Our results of operations, cash flows, financial position, and prospects could also be materially and adversely affected by additional factors that are not presently known to us that we currently consider to be immaterial, or that develop after the date of this report. We cannot assure you that our future results will meet expectations. While we believe the forward-looking statements in this report are reasonable, you should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. We do not undertake, and expressly disclaim, any obligation to update or alter any statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Index

Part I - Item 1.	INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	March 31, 2019	December 31, 2018
	(unaudited)
	(In thousands, except share amounts)
Assets
Cash and due from banks	$33,247	$23,350
Interest bearing deposits	38,376	46,894
Cash and Cash Equivalents	71,623	70,244
Interest bearing deposits - time	496	595
Equity securities at fair value	-	393
Securities available for sale	461,531	427,926
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	18,359	18,359
Loans held for sale, carried at fair value	43,098	44,753
Loans held for sale, carried at lower of cost or fair value	-	41,471
Loans
Commercial	1,168,404	1,144,481
Mortgage	1,043,745	1,042,890
Installment	406,646	395,149
Total Loans	2,618,795	2,582,520
Allowance for loan losses	(25,254)	(24,888)
Net Loans	2,593,541	2,557,632
Other real estate and repossessed assets, net	1,338	1,299
Property and equipment, net	37,985	38,777
Bank-owned life insurance	55,310	55,068
Deferred tax assets, net	2,866	5,779
Capitalized mortgage loan servicing rights	19,909	21,400
Other intangibles	6,143	6,415
Goodwill	28,300	28,300
Accrued income and other assets	43,107	34,870
Total Assets	$3,383,606	$3,353,281

Liabilities and Shareholders’ Equity
Deposits
Non-interest bearing	$858,261	$879,549
Savings and interest-bearing checking	1,207,965	1,194,865
Reciprocal	267,178	182,072
Time	388,729	385,981
Brokered time	212,092	270,961
Total Deposits	2,934,225	2,913,428
Other borrowings	25,714	25,700
Subordinated debentures	39,405	39,388
Accrued expenses and other liabilities	39,536	35,771
Total Liabilities	3,038,880	3,014,287
Commitments and contingent liabilities
Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 23,560,179 shares at March 31, 2019 and 23,579,725 shares at December 31, 2018	374,678	377,372
Accumulated deficit	(23,135)	(28,270)
Accumulated other comprehensive loss	(6,817)	(10,108)
Total Shareholders’ Equity	344,726	338,994
Total Liabilities and Shareholders’ Equity	$3,383,606	$3,353,281

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2019	2018
	(unaudited)
	(In thousands, except per share amounts)
Interest Income
Interest and fees on loans	$32,681	$23,353
Interest on securities
Taxable	3,006	2,635
Tax-exempt	374	479
Other investments	575	330
Total Interest Income	36,636	26,797
Interest Expense
Deposits	5,681	2,287
Other borrowings and subordinated debentures	712	574
Total Interest Expense	6,393	2,861
Net Interest Income	30,243	23,936
Provision for loan losses	664	315
Net Interest Income After Provision for Loan Losses	29,579	23,621
Non-interest Income
Service charges on deposit accounts	2,640	2,905
Interchange income	2,355	2,246
Net gains (losses) on assets
Mortgage loans	3,611	2,571
Securities	304	(173)
Mortgage loan servicing, net	(1,215)	2,221
Other	2,264	1,943
Total Non-interest Income	9,959	11,713
Non-interest Expense
Compensation and employee benefits	16,351	14,468
Occupancy, net	2,505	2,264
Data processing	2,144	1,878
Furniture, fixtures and equipment	1,029	967
Communications	769	680
Interchange expense	688	598
Loan and collection	634	677
Advertising	672	441
Legal and professional	369	378
FDIC deposit insurance	368	230
Merger related expenses	-	174
Other	2,461	1,380
Total Non-interest Expense	27,990	24,135
Income Before Income Tax	11,548	11,199
Income tax expense	2,167	2,038
Net Income	$9,381	$9,161
Net Income Per Common Share
Basic	$0.40	$0.43
Diluted	$0.39	$0.42

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three months ended March 31,
	2019	2018
	(unaudited – In thousands)

Net income	$9,381	$9,161
Other comprehensive income (loss)
Securities available for sale
Unrealized gains (losses) arising during period	5,364	(3,865)
Change in unrealized gains (losses) for which a portion of other than temporary impairment has been recognized in earnings	(2)	(1)
Reclassification adjustments for (gains) losses included in earnings	(137)	19
Unrealized gains (losses) recognized in other comprehensive income (loss) on securities available for sale	5,225	(3,847)
Income tax expense (benefit)	1,097	(808)
Unrealized gains (losses) recognized in other comprehensive income (loss) on securities available for sale, net of tax	4,128	(3,039)
Derivative instruments
Unrealized gain (loss) arising during period	(912)	684
Reclassification adjustment for (income) expense recognized in earnings	(149)	(6)
Unrealized gains (losses) recognized in other comprehensive income (loss) on derivative instruments	(1,061)	678
Income tax expense (benefit)	(224)	142
Unrealized gains (losses) recognized in other comprehensive income (loss) on derivative instruments, net of tax	(837)	536
Other comprehensive income (loss)	3,291	(2,503)
Comprehensive income	$12,672	$6,658

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2019	2018
	(unaudited - In thousands)
Net Income	$9,381	$9,161
Adjustments to Reconcile Net Income to Net Cash From Operating Activities
Proceeds from the sale of equity securities at fair value	560	-
Proceeds from sales of loans held for sale	87,496	92,607
Disbursements for loans held for sale	(82,230)	(84,748)
Provision for loan losses	664	315
Deferred income tax expense	2,039	2,039
Deferred loan fees and costs	(111)	(638)
Net depreciation, amortization of intangible assets and premiums and accretion of discounts on securities, loans and interest bearing deposits - time	1,479	1,819
Net gains on mortgage loans	(3,611)	(2,571)
Net (gains) losses on securities	(304)	173
Share based compensation	420	407
Increase in accrued income and other assets	(8,107)	(5,965)
Increase (decrease) in accrued expenses and other liabilities	2,455	(5,711)
Total Adjustments	750	(2,273)
Net Cash From Operating Activities	10,131	6,888
Cash Flow Used in Investing Activities
Proceeds from the sale of securities available for sale	42,236	22,277
Proceeds from maturities, prepayments and calls of securities available for sale	32,533	34,067
Purchases of securities available for sale	(71,693)	(23,637)
Proceeds from the maturity of interest bearing deposits - time	100	1,000
Net increase in portfolio loans (loans originated, net of principal payments)	(65,653)	(68,611)
Proceeds from the sale of portfolio loans	40,630	16,460
Proceeds from bank-owned life insurance	-	474
Proceeds from the sale of other real estate and repossessed assets	167	608
Capital expenditures	(511)	(921)
Net Cash Used in Investing Activities	(22,191)	(18,283)
Cash Flow From (Used in) Financing Activities
Net increase in total deposits	20,797	29,867
Net increase (decrease) in other borrowings	2	(6,753)
Proceeds from Federal Home Loan Bank Advances	-	40,000
Payments of Federal Home Loan Bank Advances	-	(60,000)
Dividends paid	(4,246)	(3,206)
Proceeds from issuance of common stock	282	13
Repurchase of common stock	(2,530)	-
Share based compensation withholding obligation	(866)	(888)
Net Cash From (Used in) Financing Activities	13,439	(967)
Net Increase (Decrease) in Cash and Cash Equivalents	1,379	(12,362)
Cash and Cash Equivalents at Beginning of Period	70,244	54,738
Cash and Cash Equivalents at End of Period	$71,623	$42,376
Cash paid during the period for
Interest	$6,253	$2,656
Income taxes	-	-
Operating leases	563	-
Transfers to other real estate and repossessed assets	325	322
Purchase of securities available for sale not yet settled	1,500	3,220
Securitization of portfolio loans	29,790	-
Right of use assets obtained in exchange for lease obligations	7,703	-

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(Dollars in thousands, except per share amounts)
Balances at January 1, 2019	$377,372	$(28,270)	$(10,108)	$338,994
Net income, three months ended March 31, 2019	-	9,381	-	9,381
Cash dividends declared, $.18 per share	-	(4,246)	-	(4,246)
Repurchase of 115,787 shares of common stock	(2,530)	-	-	(2,530)
Issuance of 68,399 shares of common stock	282	-	-	282
Share based compensation (issuance of 84,128 shares of common stock)	420	-	-	420
Share based compensation withholding obligation (withholding of 56,286 shares of common stock)	(866)	-	-	(866)
Other comprehensive income	-	-	3,291	3,291
Balances at March 31, 2019	$374,678	$(23,135)	$(6,817)	$344,726

Balances at January 1, 2018	$324,986	$(54,054)	$(5,999)	$264,933
Net income, three months ended March 31, 2018	-	9,161	-	9,161
Cash dividends declared, $.15 per share	-	(3,206)	-	(3,206)
Issuance of 3,800 shares of common stock	13	-	-	13
Share based compensation (issuance of 74,475 shares of common stock)	407	-	-	407
Share based compensation withholding obligation (withholding of 37,328 shares of common stock)	(888)	-	-	(888)
Other comprehensive loss	-	-	(2,503)	(2,503)
Balances at March 31, 2018	$324,518	$(48,099)	$(8,502)	$267,917

See notes to interim condensed consolidated financial statements (unaudited)

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   Preparation of Financial Statements

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2018 included in our Annual Report on Form 10-K.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of March 31, 2019 and December 31, 2018, and the results of operations for the three month periods ended March 31, 2019 and 2018.  The results of operations for the three month period ended March 31, 2019, are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.  Our critical accounting policies include the determination of the allowance for loan losses and the valuation of capitalized mortgage loan servicing rights.  Refer to our 2018 Annual Report on Form 10-K for a disclosure of our accounting policies.

2.   New Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”.  This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.  This ASU will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For securities available for sale, allowances will be recorded rather than reducing the carrying amount as is done under the current other-than-temporary impairment model. This ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. This amended guidance is effective for us on January 1, 2020.  We began evaluating this ASU in 2016 and have formed a committee that includes personnel from various areas of the Bank that meets regularly to discuss the implementation of the ASU. We have completed historical data validation and are currently in the process of reviewing credit loss estimation methodologies and performing test calculations. We have not yet determined what the impact will be on our consolidated operating results or financial condition, which will be impacted by several variables, including the economic environment and forecast at adoption. Though, by the nature of the implementation of an expected loss model compared to an incurred loss approach, we would anticipate our allowance for loan losses (“AFLL”) to increase under this ASU. The Bank expects to begin full parallel runs mid-2019, with a goal of providing an estimated impact range in our 2019 second quarter Form 10-Q.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In August 2018, the FASB issued ASU 2018-13, ‘‘Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement’’. This new ASU amends disclosure requirements in Topic 820 to eliminate, add and modify certain disclosure requirements for fair value measurements as part of its disclosure framework project. The amended guidance eliminates the requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the entity’s policy for the timing of transfers between levels of the fair value hierarchy and the entity’s valuation processes for Level 3 fair value measurements. The amended guidance adds the requirements to disclose the changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements of instruments held at the end of the reporting period and for recurring and nonrecurring Level 3 fair value measurements, the range and weighted average used to develop significant unobservable inputs and how the weighted average was calculated, with certain exceptions. This amended guidance is effective for us on January 1, 2020, and is not expected to have a material impact on our consolidated operating results or financial condition.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”.  This ASU amends existing guidance related to the accounting for leases. These amendments, among other things, require lessees to account for most leases on the balance sheet while recognizing expense on the income statement in a manner similar to existing guidance.  For lessors the guidance modifies the classification criteria and the accounting for sales-type and direct finance leases. This amended guidance was effective for us on January 1, 2019 and did not have a material impact on our consolidated operating results or financial condition.  Based on our operating leases that we currently have in place we do not expect a material change in the recognition, measurement and presentation of lease expense or impact on cash flow.  The primary impact was the recognition of certain operating leases on our Condensed Consolidated Statements of Financial Condition which resulted in the recording of right of use (“ROU”) assets and offsetting lease liabilities each totaling approximately $7.7 million at January 1, 2019.  See note #16.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities”.  This new ASU amends the hedge accounting model in Topic 815 to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results. The amendments expand an entity’s ability to hedge nonfinancial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness.  This amended guidance was effective for us on January 1, 2019, and did not have a material impact on our consolidated operating results or financial condition.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3.   Securities

Securities available for sale consist of the following:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
March 31, 2019
U.S. agency	$18,143	$57	$71	$18,129
U.S. agency residential mortgage-backed	141,886	1,067	915	142,038
U.S. agency commercial mortgage-backed	11,418	10	115	11,313
Private label mortgage-backed	32,984	355	247	33,092
Other asset backed	110,372	115	197	110,290
Obligations of states and political subdivisions	108,749	707	1,071	108,385
Corporate	34,048	444	112	34,380
Trust preferred	1,964	-	81	1,883
Foreign government	2,040	-	19	2,021
Total	$461,604	$2,755	$2,828	$461,531

December 31, 2018
U.S. agency	$20,198	$9	$193	$20,014
U.S. agency residential mortgage-backed	124,777	817	1,843	123,751
U.S. agency commercial mortgage-backed	5,909	1	184	5,726
Private label mortgage-backed	29,735	321	637	29,419
Other asset backed	83,481	86	248	83,319
Obligations of states and political subdivisions	130,244	257	2,946	127,555
Corporate	34,866	29	586	34,309
Trust preferred	1,964	-	145	1,819
Foreign government	2,050	-	36	2,014
Total	$433,224	$1,520	$6,818	$427,926

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our investments’ gross unrealized losses and fair values aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

March 31, 2019
U.S. agency	$96	$1	$10,904	$70	$11,000	$71
U.S. agency residential mortgage-backed	5,232	10	50,813	905	56,045	915
U.S. agency commercial mortgage-backed	2,215	1	5,434	114	7,649	115
Private label mortgage-backed	10,468	12	14,496	235	24,964	247
Other asset backed	40,490	128	10,619	69	51,109	197
Obligations of states and political subdivisions	2,173	2	65,191	1,069	67,364	1,071
Corporate	1,795	6	8,376	106	10,171	112
Trust preferred	963	37	920	44	1,883	81
Foreign government	-	-	2,021	19	2,021	19
Total	$63,432	$197	$168,774	$2,631	$232,206	$2,828

December 31, 2018
U.S. agency	$7,150	$46	$11,945	$147	$19,095	$193
U.S. agency residential mortgage-backed	18,374	180	48,184	1,663	66,558	1,843
U.S. agency commercial mortgage-backed	566	3	5,094	181	5,660	184
Private label mortgage-backed	8,273	57	16,145	580	24,418	637
Other asset backed	53,043	160	10,235	88	63,278	248
Obligations of states and political subdivisions	25,423	262	80,701	2,684	106,124	2,946
Corporate	17,758	343	9,222	243	26,980	586
Trust preferred	939	61	880	84	1,819	145
Foreign government	-	-	2,014	36	2,014	36
Total	$131,526	$1,112	$184,420	$5,706	$315,946	$6,818

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

U.S. agency, U.S. agency residential mortgage-backed securities and U.S. agency commercial mortgage backed securities — at March 31, 2019, we had 38 U.S. agency, 120 U.S. agency residential mortgage-backed and 15 U.S. agency commercial mortgage-backed securities whose fair market value is less than amortized cost. The unrealized losses are largely attributed to increases in interest rates since acquisition and widening spreads to Treasury bonds. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Private label mortgage backed securities — at March 31, 2019, we had 31 of this type of security whose fair value is less than amortized cost. Unrealized losses are primarily due to credit spread widening and increases in interest rates since their acquisition.

Two private label mortgage-backed securities (including two of the three securities discussed further below) were reviewed for other than temporary impairment (‘‘OTTI’’) utilizing a cash flow projection. The cash flow analysis forecasts cash flow from the underlying loans in each transaction and then applies these cash flows to the bonds in the securitization. See further discussion below.

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no other declines discussed above are deemed to be other than temporary.

Other asset backed — at March 31, 2019, we had 85 other asset backed securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and increases in interest rates since acquisition. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Obligations of states and political subdivisions — at March 31, 2019, we had 212 municipal securities whose fair value is less than amortized cost. The unrealized losses are primarily due to wider benchmark pricing spreads and increases in interest rates since acquisition. Tax exempt securities have been negatively impacted by lower federal tax rates signed into law in December, 2017. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Corporate — at March 31, 2019, we had 13 corporate securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and increases in interest rates since acquisition. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Trust preferred securities — at March 31, 2019, we had two trust preferred securities whose fair value is less than amortized cost. Both of our trust preferred securities are single issue securities issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities has suffered from credit spread widening. One of the securities is rated by a major rating agency as investment grade while the other one is non-rated. The non-rated issue is a relatively small bank and was never rated. The issuer of this non-rated trust preferred security, which had a total amortized cost of $1.0 million and total fair value of $0.96 million as of March 31, 2019, continues to have satisfactory credit metrics and make interest payments. As management does not intend to liquidate this security and it is more likely than not that we will not be required to sell this security prior to recovery of the unrealized loss, this decline is not deemed to be other than temporary.

Foreign government — at March 31, 2019, we had two foreign government securities whose fair value is less than amortized cost. The unrealized losses are primarily due to increases in interest rates since acquisition. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

We recorded no credit related OTTI charges in our Condensed Consolidated Statements of Operations related to securities available for sale during the three month periods ended March 31, 2019 and 2018, respectively.

At March 31, 2019, three private label mortgage-backed securities had credit related OTTI and are summarized as follows:

	Senior Security	Super Senior Security	Senior Support Security	Total
	(In thousands)

Fair value	$756	$714	$19	$1,489
Amortized cost	629	546	-	1,175
Non-credit unrealized loss	-	-	-	-
Unrealized gain	127	168	19	314
Cumulative credit related OTTI	757	457	380	1,594

Each of these securities is receiving principal and interest payments similar to principal reductions in the underlying collateral. All three of these securities have unrealized gains at March 31, 2019. The original amortized cost (current amortized cost excluding cumulative credit related OTTI) for each of these securities has been permanently adjusted downward for previously recorded credit related OTTI. The unrealized loss (based on original amortized cost) for these securities is now less than previously recorded credit related OTTI amounts.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A roll forward of credit losses recognized in earnings on securities available for sale follows:

	Three months ended March 31,
	2019	2018
	(In thousands)
Balance at beginning of period	$1,594	$1,594
Additions to credit losses on securities for which no previous OTTI was recognized	-	-
Increases to credit losses on securities for which OTTI was previously recognized	-	-
Balance at end of period	$1,594	$1,594

The amortized cost and fair value of securities available for sale at March 31, 2019, by contractual maturity, follow:

	Amortized Cost	Fair Value
	(In thousands)
Maturing within one year	$10,674	$10,664
Maturing after one year but within five years	60,499	60,455
Maturing after five years but within ten years	52,841	52,862
Maturing after ten years	40,930	40,817
	164,944	164,798
U.S. agency residential mortgage-backed	141,886	142,038
U.S. agency commercial mortgage-backed	11,418	11,313
Private label mortgage-backed	32,984	33,092
Other asset backed	110,372	110,290
Total	$461,604	$461,531

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

Gains and losses realized on the sale of securities available for sale are determined using the specific identification method and are recognized on a trade-date basis.  A summary of proceeds from the sale of securities available for sale and gains and losses for the three month periods ending March 31, follows:

		Realized
	Proceeds	Gains	Losses
	(In thousands)
2019	$42,236	$169	$32
2018	22,277	76	95

Certain preferred stocks which were all sold during the first quarter of 2019 had been classified as equity securities at fair value in our Condensed Consolidated Statement of Financial Condition.  During the three months ended March 31, 2019 and 2018 we recognized gains (losses) on these preferred stocks of $0.167 million and $(0.154) million, respectively, that are included in net gains (losses) on securities in the Condensed Consolidated Statements of Operations.  Zero and $(0.154) million of these gains (losses) during the three months ended March 31, 2019 and 2018, respectively relate to preferred stock still held at each respective period end.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.   Loans

Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent and historical loss experience, current economic conditions and other pertinent factors.

An analysis of the allowance for loan losses by portfolio segment for the three months ended March 31, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2019
Balance at beginning of period	$7,090	$7,978	$895	$8,925	$24,888
Additions (deductions)
Provision for loan losses	420	573	523	(852)	664
Recoveries credited to the allowance	127	224	217	-	568
Loans charged against the allowance	(119)	(363)	(384)	-	(866)
Balance at end of period	$7,518	$8,412	$1,251	$8,073	$25,254

2018
Balance at beginning of period	$5,595	$8,733	$864	$7,395	$22,587
Additions (deductions)
Provision for loan losses	(135)	147	69	234	315
Recoveries credited to the allowance	606	180	228	-	1,014
Loans charged against the allowance	(40)	(439)	(366)	-	(845)
Balance at end of period	$6,026	$8,621	$795	$7,629	$23,071

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Allowance for loan losses and recorded investment in loans by portfolio segment follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
March 31, 2019
Allowance for loan losses:
Individually evaluated for impairment	$1,204	$5,159	$323	$-	$6,686
Collectively evaluated for impairment	6,314	3,253	928	8,073	18,568
Loans acquired with deteriorated credit quality	-	-	-	-	-
Total ending allowance for loan losses balance	$7,518	$8,412	$1,251	$8,073	$25,254

Loans
Individually evaluated for impairment	$7,928	$46,315	$3,523		$57,766
Collectively evaluated for impairment	1,162,376	1,001,146	403,881		2,567,403
Loans acquired with deteriorated credit quality	1,537	546	326		2,409
Total loans recorded investment	1,171,841	1,048,007	407,730		2,627,578
Accrued interest included in recorded investment	3,437	4,262	1,084		8,783
Total loans	$1,168,404	$1,043,745	$406,646		$2,618,795

December 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$1,305	$4,799	$206	$-	$6,310
Collectively evaluated for impairment	5,785	3,179	689	8,925	18,578
Loans acquired with deteriorated credit quality	-	-	-	-	-
Total ending allowance for loan losses balance	$7,090	$7,978	$895	$8,925	$24,888

Loans
Individually evaluated for impairment	$8,697	$46,394	$3,370		$58,461
Collectively evaluated for impairment	1,137,586	1,000,038	392,460		2,530,084
Loans acquired with deteriorated credit quality	1,609	555	349		2,513
Total loans recorded investment	1,147,892	1,046,987	396,179		2,591,058
Accrued interest included in recorded investment	3,411	4,097	1,030		8,538
Total loans	$1,144,481	$1,042,890	$395,149		$2,582,520

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	90+ and Still Accruing	Non- Accrual	Total Non- Performing Loans
	(In thousands)
March 31, 2019
Commercial
Income producing - real estate	$-	$-	$-
Land, land development and construction - real estate	-	-	-
Commercial and industrial	-	1,705	1,705
Mortgage
1-4 family	-	4,878	4,878
Resort lending	-	508	508
Home equity - 1st lien	-	157	157
Home equity - 2nd lien	-	573	573
Installment
Home equity - 1st lien	-	219	219
Home equity - 2nd lien	-	234	234
Boat lending	-	359	359
Recreational vehicle lending	-	6	6
Other	-	210	210
Total recorded investment	$-	$8,849	$8,849
Accrued interest included in recorded investment	$-	$-	$-
December 31, 2018
Commercial
Income producing - real estate	$-	$-	$-
Land, land development and construction - real estate	-	-	-
Commercial and industrial	-	2,220	2,220
Mortgage
1-4 family	5	4,695	4,700
Resort lending	-	755	755
Home equity - 1st lien	-	159	159
Home equity - 2nd lien	-	419	419
Installment
Home equity - 1st lien	-	178	178
Home equity - 2nd lien	-	226	226
Boat lending	-	166	166
Recreational vehicle lending	-	7	7
Other	-	204	204
Total recorded investment	$5	$9,029	$9,034
Accrued interest included in recorded investment	$-	$-	$-

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An aging analysis of loans by class follows:

	Loans Past Due				Loans not	Total
	30-59 days	60-89 days	90+ days	Total	Past Due	Loans
	(In thousands)
March 31, 2019
Commercial
Income producing - real estate	$-	$-	$-	$-	$398,191	$398,191
Land, land development and construction - real estate	-	-	-	-	84,861	84,861
Commercial and industrial	40	-	5	45	688,744	688,789
Mortgage
1-4 family	3,295	833	5,058	9,186	803,882	813,068
Resort lending	321	84	508	913	77,315	78,228
Home equity - 1st lien	99	17	157	273	36,966	37,239
Home equity - 2nd lien	228	95	573	896	118,576	119,472
Installment
Home equity - 1st lien	36	2	219	257	6,631	6,888
Home equity - 2nd lien	150	-	234	384	6,043	6,427
Boat lending	206	19	359	584	175,005	175,589
Recreational vehicle lending	76	-	6	82	130,016	130,098
Other	183	101	210	494	88,234	88,728
Total recorded investment	$4,634	$1,151	$7,329	$13,114	$2,614,464	$2,627,578
Accrued interest included in recorded investment	$63	$19	$-	$82	$8,701	$8,783
December 31, 2018
Commercial
Income producing - real estate	$44	$-	$-	$44	$388,729	$388,773
Land, land development and construction - real estate	-	-	-	-	84,458	84,458
Commercial and industrial	1,538	-	-	1,538	673,123	674,661
Mortgage
1-4 family	1,608	194	4,882	6,684	833,760	840,444
Resort lending	252	-	755	1,007	80,774	81,781
Home equity - 1st lien	176	-	159	335	38,909	39,244
Home equity - 2nd lien	446	100	419	965	84,553	85,518
Installment
Home equity - 1st lien	200	55	197	452	6,985	7,437
Home equity - 2nd lien	111	24	226	361	6,683	7,044
Boat lending	316	295	166	777	169,117	169,894
Recreational vehicle lending	28	21	7	56	125,780	125,836
Other	241	131	204	576	85,392	85,968
Total recorded investment	$4,960	$820	$7,015	$12,795	$2,578,263	$2,591,058
Accrued interest included in recorded investment	$44	$11	$-	$55	$8,483	$8,538

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans are as follows:

	March 31, 2019	December 31, 2018
Impaired loans with no allocated allowance for loan losses	(In thousands)
Troubled debt restructurings (“TDR”)	$317	$-
Non - TDR	798	-
Impaired loans with an allocated allowance for loan losses
TDR - allowance based on collateral	2,103	2,787
TDR - allowance based on present value cash flow	50,940	53,258
Non - TDR - allowance based on collateral	3,353	2,145
Total impaired loans	$57,511	$58,190

Amount of allowance for loan losses allocated
TDR - allowance based on collateral	$472	$769
TDR - allowance based on present value cash flow	4,944	4,849
Non - TDR - allowance based on collateral	1,270	692
Total amount of allowance for loan losses allocated	$6,686	$6,310

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans by class  are as follows:

	March 31, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance For Loan Losses	Recorded Investment	Unpaid Principal Balance	Related Allowance For Loan Losses
With no related allowance for loan losses recorded:	(In thousands)
Commercial
Income producing - real estate	$-	$-	$-	$-	$-	$-
Land, land development & construction-real estate	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Mortgage
1-4 family	355	670	-	3	474	-
Resort lending	-	-	-	-	-	-
Home equity - 1st lien	-	-	-	-	-	-
Home equity - 2nd lien	-	-	-	-	-	-
Installment
Home equity - 1st lien	-	-	-	1	122	-
Home equity - 2nd lien	-	18	-	-	-	-
Boat lending	-	5	-	-	5	-
Recreational vehicle lending	-	-	-	-	-	-
Other	-	15	-	-	15	-
	355	708	-	4	616	-
With an allowance for loan losses recorded:
Commercial
Income producing - real estate	4,720	4,712	423	4,770	4,758	303
Land, land development & construction-real estate	290	288	31	290	289	35
Commercial and industrial	2,918	3,175	750	3,637	3,735	967
Mortgage
1-4 family	32,317	34,514	3,648	32,842	34,427	2,859
Resort lending	12,967	13,179	1,366	13,328	13,354	1,927
Home equity - 1st lien	118	119	23	65	64	4
Home equity - 2nd lien	558	573	122	156	155	9
Installment
Home equity - 1st lien	1,387	1,568	101	1,440	1,524	89
Home equity - 2nd lien	1,472	1,479	107	1,471	1,491	92
Boat lending	101	166	36	-	-	-
Recreational vehicle lending	82	90	7	79	79	4
Other	481	538	72	379	406	21
	57,411	60,401	6,686	58,457	60,282	6,310
Total
Commercial
Income producing - real estate	4,720	4,712	423	4,770	4,758	303
Land, land development & construction-real estate	290	288	31	290	289	35
Commercial and industrial	2,918	3,175	750	3,637	3,735	967
Mortgage
1-4 family	32,672	35,184	3,648	32,845	34,901	2,859
Resort lending	12,967	13,179	1,366	13,328	13,354	1,927
Home equity - 1st lien	118	119	23	65	64	4
Home equity - 2nd lien	558	573	122	156	155	9
Installment
Home equity - 1st lien	1,387	1,568	101	1,441	1,646	89
Home equity - 2nd lien	1,472	1,497	107	1,471	1,491	92
Boat lending	101	171	36	-	5	-
Recreational vehicle lending	82	90	7	79	79	4
Other	481	553	72	379	421	21
Total	$57,766	$61,109	$6,686	$58,461	$60,898	$6,310

Accrued interest included in recorded investment	$255			$271

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Average recorded investment in and interest income earned on impaired loans by class for the three month periods ending March 31, follows:

	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance for loan losses recorded:	(In thousands)
Commercial
Income producing - real estate	$-	$-	$-	$-
Land, land development & construction-real estate	-	-	-	-
Commercial and industrial	-	-	520	4
Mortgage
1-4 family	179	-	19	6
Resort lending	-	-	-	-
Home equity - 1st lien	-	-	-	-
Home equity - 2nd lien	-	-	-	-
Installment
Home equity - 1st lien	1	-	1	2
Home equity - 2nd lien	-	-	-	-
Boat lending	-	-	-	-
Recreational vehicle lending	-	-	-	-
Other	-	-	-	-
	180	-	540	12
With an allowance for loan losses recorded:
Commercial
Income producing - real estate	4,745	65	5,187	68
Land, land development & construction-real estate	290	2	161	2
Commercial and industrial	3,278	20	2,517	32
Mortgage
1-4 family	32,580	446	36,367	458
Resort lending	13,148	175	15,779	164
Home equity - 1st lien	92	1	164	2
Home equity - 2nd lien	357	3	178	2
Installment
Home equity - 1st lien	1,414	24	1,645	29
Home equity - 2nd lien	1,472	22	1,777	27
Boat lending	51	-	1	-
Recreational vehicle lending	81	1	89	1
Other	430	6	406	6
	57,938	765	64,271	791
Total
Commercial
Income producing - real estate	4,745	65	5,187	68
Land, land development & construction-real estate	290	2	161	2
Commercial and industrial	3,278	20	3,037	36
Mortgage
1-4 family	32,759	446	36,386	464
Resort lending	13,148	175	15,779	164
Home equity - 1st lien	92	1	164	2
Home equity - 2nd lien	357	3	178	2
Installment
Home equity - 1st lien	1,415	24	1,646	31
Home equity - 2nd lien	1,472	22	1,777	27
Boat lending	51	-	1	-
Recreational vehicle lending	81	1	89	1
Other	430	6	406	6
Total	$58,118	$765	$64,811	$803

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance.

TDRs follow:
	March 31, 2019
	Commercial	Retail (1)		Total
		(In thousands)
Performing TDRs	$6,209	$44,427		$50,636
Non-performing TDRs(2)	67	2,657	(3)	2,724
Total	$6,276	$47,084		$53,360

	December 31, 2018
	Commercial	Retail (1)		Total
		(In thousands)
Performing TDRs	$6,460	$46,627		$53,087
Non-performing TDRs(2)	74	2,884	(3)	2,958
Total	$6,534	$49,511		$56,045

(1)	Retail loans include mortgage and installment loan segments.
(2)	Included in non-performing loans table above.
(3)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

We allocated $5.4 million and $5.6 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2019 and December 31, 2018, respectively.

During the three months ended March 31, 2019 and 2018, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans generally included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the three-month periods ended March 31 follow:

	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
	(Dollars in thousands)
2019
Commercial
Income producing - real estate	-	$-	$-
Land, land development & construction-real estate	-	-	-
Commercial and industrial	1	49	49
Mortgage
1-4 family	1	281	281
Resort lending	-	-	-
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	1	24	25
Home equity - 2nd lien	1	36	36
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	-	-	-
Total	4	$390	$391

2018
Commercial
Income producing - real estate	1	$67	$67
Land, land development & construction-real estate	-	-	-
Commercial and industrial	3	434	434
Mortgage
1-4 family	3	228	211
Resort lending	-	-	-
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	3	98	99
Home equity - 2nd lien	1	61	61
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	1	35	32
Total	12	$923	$904

The troubled debt restructurings described above for 2019 increased the allowance for loan losses by $0.01 million and resulted in zero charge offs while the troubled debt restructurings described above for 2018 decreased the allowance for loan losses by $0.03 million and resulted in zero charge offs.

There were no troubled debt restructurings that subsequently defaulted within twelve months following the modification during the three months periods ended March 31, 2019 and 2018.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
 (unaudited)

The following table summarizes loan ratings by loan class for our commercial loan segment:

	Commercial
	Non-watch 1-6	Watch 7-8	Substandard Accrual 9	Non- Accrual 10-11	Total
			(In thousands)
March 31, 2019
Income producing - real estate	$383,117	$14,603	$471	$-	$398,191
Land, land development and construction - real estate	78,062	6,790	9	-	84,861
Commercial and industrial	646,199	36,246	4,639	1,705	688,789
Total	$1,107,378	$57,639	$5,119	$1,705	$1,171,841
Accrued interest included in total	$3,207	$215	$15	$-	$3,437

December 31, 2018
Income producing - real estate	$375,142	$13,387	$200	$44	$388,773
Land, land development and construction - real estate	76,120	8,328	-	10	84,458
Commercial and industrial	631,248	35,469	5,577	2,367	674,661
Total	$1,082,510	$57,184	$5,777	$2,421	$1,147,892
Accrued interest included in total	$3,107	$174	$130	$-	$3,411

For each of our mortgage and installment segment classes, we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated semi-annually.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables summarize credit scores by loan class for our mortgage and installment loan segments:

	Mortgage (1)
	1-4 Family	Resort Lending	Home Equity 1st Lien	Home Equity 2nd Lien	Total
	(In thousands)
March 31, 2019
800 and above	$89,359	$10,921	$6,788	$11,435	$118,503
750-799	365,405	34,625	15,976	53,549	469,555
700-749	199,489	16,177	9,063	35,201	259,930
650-699	93,517	9,853	3,673	12,091	119,134
600-649	34,459	2,926	811	4,041	42,237
550-599	12,701	1,673	425	1,329	16,128
500-549	8,341	105	408	887	9,741
Under 500	2,575	141	95	380	3,191
Unknown	7,222	1,807	-	559	9,588
Total	$813,068	$78,228	$37,239	$119,472	$1,048,007
Accrued interest included in total	$3,220	$386	$177	$479	$4,262

December 31, 2018
800 and above	$94,492	$10,898	$6,784	$8,838	$121,012
750-799	384,344	36,542	17,303	38,295	476,484
700-749	202,440	17,282	9,155	23,249	252,126
650-699	91,847	9,945	3,987	8,681	114,460
600-649	34,342	3,088	959	3,359	41,748
550-599	13,771	1,867	427	1,236	17,301
500-549	8,439	106	418	826	9,789
Under 500	2,533	143	98	381	3,155
Unknown	8,236	1,910	113	653	10,912
Total	$840,444	$81,781	$39,244	$85,518	$1,046,987
Accrued interest included in total	$3,079	$363	$199	$456	$4,097

(1)	Credit scores have been updated within the last twelve months.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Installment(1)
	Home Equity 1st Lien	Home Equity 2nd Lien	Boat Lending	Recreational Vehicle Lending	Other	Total
	(In thousands)
March 31, 2019
800 and above	$477	$222	$22,262	$21,759	$6,234	$50,954
750-799	1,385	1,517	103,947	76,235	31,782	214,866
700-749	1,505	1,534	36,372	25,628	24,671	89,710
650-699	1,419	1,126	10,298	4,858	9,861	27,562
600-649	965	1,210	1,595	960	2,602	7,332
550-599	719	542	611	436	768	3,076
500-549	369	215	233	216	602	1,635
Under 500	49	6	256	6	149	466
Unknown	-	55	15	-	12,059	12,129
Total	$6,888	$6,427	$175,589	$130,098	$88,728	$407,730
Accrued interest included in total	$26	$21	$437	$333	$267	$1,084

December 31, 2018
800 and above	$555	$235	$20,767	$20,197	$6,272	$48,026
750-799	1,502	1,642	100,191	74,154	31,483	208,972
700-749	1,582	1,682	35,455	24,890	24,369	87,978
650-699	1,606	1,217	10,581	4,918	9,840	28,162
600-649	996	1,272	1,657	992	2,751	7,668
550-599	759	658	652	453	838	3,360
500-549	384	229	286	225	651	1,775
Under 500	51	6	266	7	218	548
Unknown	2	103	39	-	9,546	9,690
Total	$7,437	$7,044	$169,894	$125,836	$85,968	$396,179
Accrued interest included in total	$28	$25	$403	$311	$263	$1,030

(1)	Credit scores have been updated within the last twelve months.

Foreclosed residential real estate properties included in other real estate and repossessed assets on our Condensed Consolidated Statements of Financial Condition totaled $1.2 million at both March 31, 2019 and December 31, 2018.  Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $0.1 million and $0.3 million at March 31, 2019 and December 31, 2018, respectively.

During the first quarter of 2019, we sold $40.6 million, of residential adjustable rate mortgage loans servicing released (classified on the Condensed Consolidated Statements of Financial Condition as held for sale, carried at the lower of cost or fair value at December 31, 2018) to another financial institution and recognized a gain on sale of $0.01 million.  During the first quarter of 2019 we also securitized $29.8 million, of portfolio residential fixed rate mortgage loans servicing retained with Freddie Mac and recognized a gain on sale of $0.53 million.  These transactions were done primarily for asset/liability management purposes.

In March 2018, we sold $16.5 million, of residential fixed and adjustable rate portfolio mortgage loans servicing retained to another financial institution and recognized a gain on sale of $0.05 million.  These mortgage loans were sold primarily for asset/liability management purposes.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Purchase Credit Impaired (“PCI”) Loans

Loans acquired in a business combination are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses. In determining the estimated fair value of purchased loans, we consider a number of factors including, among others, the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, and net present value of cash flows expected to be received. Purchased loans are accounted for in accordance with guidance for certain loans acquired in a transfer (ASC 310-30), when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments. The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in expected cash flows will result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.

As a result of our acquisition of TCSB Bancorp, Inc. (“TCSB”) (see note #17) we purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. For these loans that meet the criteria of ASC 310-30 treatment, the carrying amount was as follows:

	March 31, 2019	December 31, 2018
	(In thousands)
Commercial	$1,537	$1,609
Mortgage	546	555
Installment	326	349
Total carrying amount	2,409	2,513
Allowance for loan losses	-	-
Carrying amount, net of allowance for loan losses	$2,409	$2,513

The accretable difference on PCI loans is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans. Accretion recorded as loan interest income totaled $0.04 million and zero during the three months ended March 31, 2019 and 2018, respectively.  Accretable yield of PCI loans, or income expected to be collected follows:

	Three months ended March 31,
	2019	2018
	(unaudited)
	(In thousands)

Balance at beginning of period	$462	$-
New loans purchased	-	-
Accretion of income	(39)	-
Reclassification from (to) nonaccretable difference	365	-
Displosals/other adjustments	-	-
Balance at end of period	$788	$-

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.   Shareholders’ Equity and Earnings Per Common Share

On December 18, 2018, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) to buy back up to 5% of our outstanding common stock through December 31, 2019.  We expect to accomplish the repurchases through open market transactions, though we could execute repurchases through other means, such as privately negotiated transactions.  The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, regulatory requirements, potential alternative uses for capital, and our financial performance. The Repurchase Plan does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund any repurchases from cash on hand.  During the three month periods ended March 31, 2019 and 2018 repurchases were made through open market transactions and totaled 115,787 and zero shares of common stock, respectively for an aggregate purchase price of $2.5 million and zero, respectively.

A reconciliation of basic and diluted net income per common share follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share data)
Net income	$9,381	$9,161

Weighted average shares outstanding (1)	23,588	21,365
Effect of stock options	127	135
Stock units for deferred compensation plan for non-employee directors	130	125
Performance share units	40	49
Weighted average shares outstanding for calculation of diluted earnings per share	23,885	21,674

Net income per common share
Basic (1)	$0.40	$0.43
Diluted	$0.39	$0.42

(1)Basic net income per common share includes weighted average common shares outstanding during the period and participating share awards.

Weighted average stock options outstanding that were not considered in computing diluted net income per common share because they were anti-dilutive were zero for both the three month periods ended March 31, 2019 and 2018.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our derivative financial instruments according to the type of hedge in which they are designated follows:

	March 31, 2019
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Cash flow hedge designation
Pay-fixed interest rate swap agreements	$25,000	2.3	$122
Interest rate cap agreements	150,000	3.3	1,255
Total	$175,000	3.2	$1,377

No hedge designation
Rate-lock mortgage loan commitments	$47,345	0.1	$1,316
Mandatory commitments to sell mortgage loans	69,762	0.1	(209)
Pay-fixed interest rate swap agreements - commercial	97,083	5.3	(742)
Pay-variable interest rate swap agreements - commercial	97,083	5.3	742
Purchased options	3,095	2.3	202
Written options	3,035	2.3	(200)
Total	$317,403	3.3	$1,109
	December 31, 2018
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Cash flow hedge designation
Pay-fixed interest rate swap agreements	$25,000	2.6	$280
Interest rate cap agreements	150,000	3.6	2,245
Total	$175,000	3.5	$2,525

No hedge designation
Rate-lock mortgage loan commitments	$32,473	0.1	$687
Mandatory commitments to sell mortgage loans	57,583	0.1	(383)
Pay-fixed interest rate swap agreements - commercial	94,451	5.5	405
Pay-variable interest rate swap agreements - commercial	94,451	5.5	(405)
Purchased options	3,095	2.5	116
Written options	3,095	2.5	(116)
Total	$285,148	3.7	$304

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We use variable-rate and short-term fixed-rate (less than 12 months) debt obligations to fund a portion of our Condensed Consolidated Statements of Financial Condition, which exposes us to variability in interest rates. To meet our asset/liability management objectives, we may periodically enter into derivative financial instruments to mitigate exposure to fluctuations in cash flows resulting from changes in interest rates (“Cash Flow Hedges”).  Cash Flow Hedges included certain pay-fixed interest rate swaps and interest rate cap agreements.  Pay-fixed interest rate swaps convert the variable-rate cash flows on debt obligations to fixed-rates.  Under interest-rate cap agreements, we will receive cash if interest rates rise above a predetermined level. As a result, we effectively have variable-rate debt with an established maximum rate. We pay an upfront premium on interest rate caps which is recognized in earnings in the same period in which the hedged item affects earnings.  Unrecognized premiums from interest rate caps aggregated to $2.6 million at March 31, 2019 and $2.7 million at December 31, 2018.

We record the fair value of Cash Flow Hedges in accrued income and other assets and accrued expenses and other liabilities on our Condensed Consolidated Statements of Financial Condition.  On an ongoing basis, we adjust our Condensed Consolidated Statements of Financial Condition to reflect the then current fair value of Cash Flow Hedges.  The related gains or losses are reported in other comprehensive income or loss and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged items (variable-rate debt obligations) affect earnings.  It is anticipated that approximately $0.47 million, of unrealized gains on Cash Flow Hedges at March 31, 2019 will be reclassified to earnings over the next twelve months.  To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges is immediately recognized in interest expense.  The maximum term of the Cash Flow Hedge at March 31, 2019 is 4.5 years.

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

In prior periods we offered to our deposit customers an equity linked time deposit product (“Altitude CD”).  The Altitude CD was a time deposit that provides the customer a guaranteed return of principal at maturity plus a potential equity return (a written option), while we receive a like stream of funds based on the equity return (a purchased option).  The written and purchased options will generally move in opposite directions resulting in little or no net impact on our Condensed Consolidated Statements of Operations.  All of the written and purchased options in the table above relate to this Altitude CD product.

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

The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	March 31, 2019		December 31, 2018		March 31, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Derivatives designated as hedging instruments
Pay-fixed interest rate swap agreements	Other assets	$122	Other assets	$280	Other liabilities	$-	Other liabilities	$-
Interest rate cap agreements	Other assets	1,255	Other assets	2,245	Other liabilities	-	Other liabilities	-
		1,377		2,525		-		-
Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	1,316	Other assets	687	Other liabilities	-	Other liabilities	-
Mandatory commitments to sell mortgage loans	Other assets	-	Other assets	-	Other liabilities	209	Other liabilities	383
Pay-fixed interest rate swap agreements -commercial	Other assets	534	Other assets	1,116	Other liabilities	1,276	Other liabilities	711
Pay-variable interest rate swap agreements -commercial	Other assets	1,276	Other assets	711	Other liabilities	534	Other liabilities	1,116
Purchased options	Other assets	202	Other assets	116	Other liabilities	-	Other liabilities	-
Written options	Other assets	-	Other assets	-	Other liabilities	200	Other liabilities	116
		3,328		2,630		2,219		2,326
Total derivatives		$4,705		$5,155		$2,219		$2,326

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

Three Month Periods Ended March 31,
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income (1)	Gain (Loss) Recognized in Income (1)
	2019	2018		2019	2018		2019	2018
	(In thousands)
Cash Flow Hedges

Interest rate cap agreements	$(785)	$513	Interest expense	$118	$7	Interest expense	$-	$-
Pay-fixed interest rate swap agreements	(127)	171	Interest expense	31	(1)	Interest expense	-	12
Total	$(912)	$684		$149	$6		$-	$12

No hedge designation
Rate-lock mortgage loan commitments						Net gains on mortgage loans	$629	$428
Mandatory commitments to sell mortgage loans						Net gains on mortgage loans	174	(160)
Pay-fixed interest rate swap agreements -commercial						Interest income	(1,147)	1,056
Pay-variable interest rate swap agreements -commercial						Interest income	1,147	(1,056)
Purchased options						Interest expense	86	(93)
Written options						Interest expense	(84)	93
Total							$805	$268

(1)	For cash flow hedges, this location and amount refers to the ineffective portion.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7.   Goodwill and Other Intangibles

The following table summarizes intangible assets, net of amortization:

	March 31, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets - core deposits	$11,916	$5,773	$11,916	$5,501
Unamortized intangible assets - goodwill	$28,300		$28,300

A summary of estimated core deposit intangible amortization at March 31, 2019 follows:

(In thousands)

Nine months ending December 31, 2019	$817
2020	1,020
2021	970
2022	785
2023	547
2024 and thereafter	2,004
Total	$6,143

8.   Share Based Compensation

We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.5 million shares of common stock as of March 31, 2019.  The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.2 million shares of common stock as of March 31, 2019. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.

During the three month periods ended March 31, 2019 and 2018, pursuant to our long-term incentive plan, we granted 0.05 million and 0.04 million shares of restricted stock, respectively and 0.02 million and 0.02 million performance stock units (“PSU”), respectively to certain officers.  Except for 0.002 million shares of restricted stock issued during each three month period in 2019 and 2018 that vest ratably over three years, the shares of restricted stock and PSUs cliff vest after a period of three years.  The performance feature of the PSUs is based on a comparison of our total shareholder return over the three year period starting on the grant date to the total shareholder return over that period for a banking index of our peers.

Our directors may elect to receive a portion of their quarterly cash retainer fees in the form of common stock (either on a current basis or on a deferred basis pursuant to the non-employee director stock purchase plan referenced above). Shares equal in value to that portion of each director’s fees that he or she has elected to receive in stock are issued each quarter and vest immediately.  During the three month periods ended March 31, 2019 and 2018 we issued 0.003 million and 0.002 million shares, respectively and expensed their value during those same periods.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Total compensation expense recognized for grants pursuant to our long-term incentive plan was $0.4 million during each three month period ended March 31, 2019 and 2018.  The corresponding tax benefit relating to this expense was $0.1 million for each period. Total expense recognized for non-employee director share based payments was $0.05 million during each of the three month periods ended March 31, 2019 and 2018. The corresponding tax benefit relating to this expense was $0.01 million for each period.

At March 31, 2019, the total expected compensation cost related to non-vested restricted stock and PSUs not yet recognized was $3.1 million.  The weighted-average period over which this amount will be recognized is 2.2 years.

A summary of outstanding stock option grants and related transactions follows:

	Number of Shares	Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregated Intrinsic Value
				(In thousands)
Outstanding at January 1, 2019	211,421	$6.48
Granted	-
Exercised	(68,399)	10.16
Forfeited	-
Expired	(558)	22.35
Outstanding at March 31, 2019	142,464	$4.66	3.8	$2,401

Vested and expected to vest at
March 31, 2019	142,464	$4.66	3.8	$2,401
Exercisable at March 31, 2019	142,464	$4.66	3.8	$2,401

A summary of outstanding non-vested restricted stock and PSUs and related transactions follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2019	258,419	$19.00
Granted	74,732	23.07
Vested	(85,788)	14.55
Forfeited	(10,780)	22.94
Outstanding at March 31, 2019	236,583	$21.73

Certain information regarding options exercised during the periods follows:

	Three Months Ended March 31,
	2019	2018

Intrinsic value	$836	$78
Cash proceeds received	$695	$13
Tax benefit realized	$176	$16

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.   Income Tax

Income tax expense was $2.2 million and $2.0 million during the three month periods ended March 31, 2019 and 2018, respectively.  Our actual federal income tax expense is different than the amount computed by applying our statutory income tax rate to our income before income tax primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance.  In addition, the first quarters of 2019 and 2018 each include reductions of $0.2 million of income tax expense related to impact of the excess value of stock awards that vested and stock options that were exercised as compared to the initial fair values that were expensed.

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at both March 31, 2019 and 2018, that the realization of substantially all of our deferred tax assets continues to be more likely than not.

At both March 31, 2019 and December 31, 2018, we had approximately $0.6 million, of gross unrecognized tax benefits.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2019.

10. Regulatory Matters

Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits.  As of March 31, 2019, the Bank had positive undivided profits of $28.5 million.  It is not our intent to have dividends paid in amounts that would reduce the capital of our Bank to levels below those which we consider prudent and in accordance with guidelines of regulatory authorities.

We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can result in certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our interim condensed consolidated financial statements. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of March 31, 2019 and December 31, 2018, categorized our Bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our actual capital amounts and ratios follow(1):

	Actual		Minimum for Adequately Capitalized Institutions		Minimum for Well-Capitalized Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

March 31, 2019
Total capital to risk-weighted assets
Consolidated	$376,194	14.29%	$210,568	8.00%	NA	NA
Independent Bank	340,950	12.96	210,464	8.00	$263,079	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$349,484	13.28%	$157,926	6.00%	NA	NA
Independent Bank	314,240	11.94	157,848	6.00	$210,464	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$311,303	11.83%	$118,445	4.50%	NA	NA
Independent Bank	314,240	11.94	118,386	4.50	$171,002	6.50%

Tier 1 capital to average assets
Consolidated	$349,484	10.51%	$133,025	4.00%	NA	NA
Independent Bank	314,240	9.46	132,924	4.00	$166,154	5.00%

December 31, 2018
Total capital to risk-weighted assets
Consolidated	$371,603	14.25%	$208,572	8.00%	NA	NA
Independent Bank	337,227	12.94	208,456	8.00	$260,569	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$345,419	13.25%	$156,429	6.00%	NA	NA
Independent Bank	311,043	11.94	156,342	6.00	$208,456	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$307,255	11.79%	$117,322	4.50%	NA	NA
Independent Bank	311,043	11.94	117,256	4.50	$169,370	6.50%

Tier 1 capital to average assets
Consolidated	$345,419	10.47%	$131,930	4.00%	NA	NA
Independent Bank	311,043	9.44	131,778	4.00	$164,723	5.00%

(1) These ratios do not reflect a capital conservation buffer of 2.50% and 1.875% at March 31, 2019 and December31, 2018, respectfully.
NA - Not applicable

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(In thousands)
Total shareholders’ equity	$344,726	$338,994	$347,663	$341,496
Add (deduct)
Accumulated other comprehensive loss for regulatory purposes	1,020	4,311	1,020	4,311
Goodwill and other intangibles	(34,443)	(34,715)	(34,443)	(34,715)
Disallowed deferred tax assets	-	(1,335)	-	(49)
Common equity tier 1 capital	311,303	307,255	314,240	311,043
Qualifying trust preferred securities	38,181	38,164	-	-
Disallowed deferred tax assets	-	-	-	-
Tier 1 capital	349,484	345,419	314,240	311,043
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	26,710	26,184	26,710	26,184
Total risk-based capital	$376,194	$371,603	$340,950	$337,227

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We used the following methods and significant assumptions to estimate fair value:

Securities:  Where quoted market prices are available in an active market, securities (equity securities at fair value or available for sale) are classified as Level 1 of the valuation hierarchy.  Level 1 securities include certain preferred stocks included in our equity securities at fair value for which there are quoted prices in active markets (at December 31, 2018).  If quoted market prices are not available for the specific security, then fair values are estimated by (1) using quoted market prices of securities with similar characteristics, (2) matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices, or (3) a discounted cash flow analysis whose significant fair value inputs can generally be verified and do not typically involve judgment by management. These securities are classified as Level 2 of the valuation hierarchy and primarily include agency securities, private label mortgage-backed securities, other asset backed securities, obligations of states and political subdivisions, trust preferred securities, corporate securities and foreign government securities.

Loans held for sale:  The fair value of mortgage loans held for sale, carried at fair value is based on agency cash window loan pricing for comparable assets (recurring Level 2) and the fair value of mortgage loans held for sale, carried at the lower of cost or fair value (at December 31, 2018) is based on a quoted sales price (non-recurring Level 1).

Impaired loans with specific loss allocations based on collateral value:  From time to time, certain loans are considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. We measure our investment in an impaired loan based on one of three methods: the loan’s observable market price, the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring an allowance for loan losses represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2019 and December 31, 2018, all of our impaired loans were evaluated based on either the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. When the fair value of the collateral is based on an appraised value or when an appraised value is not available we record the impaired loan as nonrecurring Level 3.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and thus will typically result in a Level 3 classification of the inputs for determining fair value.

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

Appraisals for both collateral-dependent impaired loans and other real estate  are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by us. Once received, an independent third party, or a member of our Collateral Evaluation Department (for commercial properties), or a member of our Special Assets Group (for residential properties) reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. We compare the actual selling price of collateral that has been sold to the most recent appraised value of our properties to determine what additional adjustment, if any, should be made to the appraisal value to arrive at fair value. For commercial and residential properties we typically discount an appraisal to account for various factors that the appraisal excludes in its assumptions. These additional discounts generally do not result in material adjustments to the appraised value.

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
	(In thousands)
March 31, 2019:
Measured at Fair Value on a Recurring Basis
Assets
Securities available for sale
U.S. agency	$18,129	$-	$18,129	$-
U.S. agency residential mortgage-backed	142,038	-	142,038	-
U.S. agency commercial mortgage-backed	11,313	-	11,313	-
Private label mortgage-backed	33,092	-	33,092	-
Other asset backed	110,290	-	110,290	-
Obligations of states and political subdivisions	108,385	-	108,385	-
Corporate	34,380	-	34,380	-
Trust preferred	1,883	-	1,883	-
Foreign government	2,021	-	2,021	-
Loans held for sale, carried at fair value	43,098	-	43,098	-
Capitalized mortgage loan servicing rights	19,909	-	-	19,909
Derivatives (1)	4,705	-	4,705	-
Liabilities
Derivatives (2)	2,219	-	2,219	-

Measured at Fair Value on a Non-recurring Basis:
Assets
Impaired loans (3)
Commercial
Income producing - real estate	213	-	-	213
Land, land development & construction-real estate	106	-	-	106
Commercial and industrial	1,335	-	-	1,335
Mortgage
1-4 family	1,271	-	-	1,271
Resort lending	325	-	-	325
Home equity - 1st lien	35	-	-	35
Home equity - 2nd lien	185	-	-	185
Installment
Home equity - 1st lien	40	-	-	40
Home equity - 2nd lien	40	-	-	40
Boat lending	65	-	-	65
Recreational vehicle lending	4	-	-	4
Other	95	-	-	95
Other real estate (4)
Mortgage
1-4 family	129	-	-	129
Home equity - 2nd lien	59	-	-	59

(1)	Included in accrued income and other assets
(2)	Included in accrued expenses and other liabilities
(3)	Only includes impaired loans with specific loss allocations based on collateral value.
(4)	Only includes other real estate with subsequent write downs to fair value.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

		Fair Value Measurements Using
	Fair Value Measure- ments	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
December 31, 2018:
Measured at Fair Value on a Recurring Basis
Assets
Equity securities at fair value	$393	$393	$-	$-
Securities available for sale
U.S. agency	20,014	-	20,014	-
U.S. agency residential mortgage-backed	123,751	-	123,751	-
U.S. agency commercial mortgage-backed	5,726	-	5,726	-
Private label mortgage-backed	29,419	-	29,419	-
Other asset backed	83,319	-	83,319	-
Obligations of states and political subdivisions	127,555	-	127,555	-
Corporate	34,309	-	34,309	-
Trust preferred	1,819	-	1,819	-
Foreign government	2,014	-	2,014	-
Loans held for sale, carried at fair value	44,753	-	44,753	-
Capitalized mortgage loan servicing rights	21,400	-	-	21,400
Derivatives (1)	5,155	-	5,155	-
Liabilities
Derivatives (2)	2,326	-	2,326	-

Measured at Fair Value on a Non-recurring basis:
Assets
Loans held for sale, carried at the lower of cost or fair value	41,471	41,471	-	-
Impaired loans (3)
Commercial
Income producing - real estate	217	-	-	217
Land, land development & construction-real estate	106	-	-	106
Commercial and industrial	2,243	-	-	2,243
Mortgage
1-4 family	333	-	-	333
Resort lending	572	-	-	572
Other real estate (4)
Mortgage
1-4 family	95	-	-	95
Home equity - 2nd lien	59	-	-	59

(1)	Included in accrued income and other assets
(2)	Included in accrued expenses and other liabilities
(3)	Only includes impaired loans with specific loss allocations based on collateral value.
(4)	Only includes other real estate with subsequent write downs to fair value.

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2019 and 2018.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the Three-Month Periods Ended March 31 for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Net Gains (Losses) on Assets		Mortgage	Total Change in Fair Values Included in Current
	Securities	Mortgage Loans	Loan Servicing, net	Period Earnings
	(In thousands)
2019
Equity securities at fair value	$167	$-	$-	$167
Loans held for sale	-	96	-	96
Capitalized mortgage loan servicing rights	-	-	(2,691)	(2,691)

2018
Equity securities at fair value	$(154)	$-	$-	$(154)
Loans held for sale	-	(153)	-	(153)
Capitalized mortgage loan servicing rights	-	-	1,029	1,029

For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends received.

The following represent impairment charges recognized during the three month periods ended March 31, 2019 and 2018 relating to assets measured at fair value on a non-recurring basis:
•
Loans which are measured for impairment using the fair value of collateral for collateral dependent loans had a carrying amount of $3.7 million, which is net of a valuation allowance of $1.7 million at March 31, 2019, and had a carrying amount of $3.5 million, which is net of a valuation allowance of $1.5 million at December 31, 2018.  The provision for loan losses included in our results of operations relating to impaired loans was an expense of $0.5 million and $0.1 million during the three month periods ended March 31, 2019 and 2018, respectively.

•
Other real estate, which is measured using the fair value of the property, had a carrying amount of $0.2 million which is net of a valuation allowance of $0.3 million at March 31, 2019, and a carrying amount of $0.2 million, which is net of a valuation allowance of $0.1 million, at December 31, 2018. An additional charge relating to other real estate measured at fair value of $0.12 million and $0.02 million was included in our results of operations during the three month periods ended March 31, 2019 and 2018, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A reconciliation for all assets and (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Capitalized Mortgage Loan Servicing Rights
	Three Months Ended March 31,
	2019	2018
	(In thousands)
Beginning balance	$21,400	$15,699
Total gains (losses) realized and unrealized:
Included in results of operations	(2,691)	1,029
Included in other comprehensive income (loss)	-	-
Purchases, issuances, settlements, maturities and calls	1,200	1,055
Transfers in and/or out of Level 3	-	-
Ending balance	$19,909	$17,783
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at March 31	$(2,691)	$1,029

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

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)
March 31, 2019
Capitalized mortgage loan servicing rights	$19,909	Present value of net	Discount rate	10.00% to 13.00%	10.14%
		servicing revenue	Cost to service	$66 to $217	$80
			Ancillary income	20 to 36	23
			Float rate	2.29%	2.29%

December 31, 2018
Capitalized mortgage loan servicing rights	$21,400	Present value of net	Discount rate	10.00% to 13.00%	10.15%
		servicing revenue	Cost to service	$68 to $216	$81
			Ancillary income	20 to 36	23
			Float rate	2.57%	2.57%

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)

March 31, 2019
Impaired loans
Commercial(1)	$1,654	Sales comparison approach	Adjustment for differences between comparable sales	(48.0)% to 60.0%	(5.1)%

Mortgage and
Installment(2)	2,060	Sales comparison approach	Adjustment for differences between comparable sales	(41.2) to 50.4	(1.9)

Other real estate
Mortgage	188	Sales comparison approach	Adjustment for differences between comparable sales	(30.9) to 77.9	4.7

December 31, 2018
Impaired loans
Commercial(1)	$2,566	Sales comparison approach	Adjustment for differences between comparable sales	(32.5)% to 60.0%	(1.9)%

Mortgage	905	Sales comparison approach	Adjustment for differences between comparable sales	(40.1) to 25.6	0.7

Other real estate
Mortgage	154	Sales comparison approach	Adjustment for differences between comparable sales	0.0 to 34.1	11.2

(1)
In addition to the valuation techniques and unobservable inputs discussed above, at March 31, 2019 and December 31, 2018, we had an impaired collateral dependent commercial relationship that totaled $0.4 million and $0.7 million, respectively that was secured by collateral other than real estate. Collateral securing this relationship primarily included accounts receivable, inventory and cash at March 31, 2019 and December 31, 2018. Valuation techniques at March 31, 2019 and December 31, 2018, included discounting financial statement values for each particular asset type. Discount rates used ranged from 5% to 97% of stated values at March 31, 2019 and 20% to 80% of stated values at December 31, 2018.

(2)
In addition to the valuation techniques and unobservable inputs discussed above, at March 31, 2019 certain impaired collateral dependent installment loans totaling approximately $0.2 million are secured by collateral other than real estate.  For the majority of these loans, we apply internal discount rates to industry valuation guides.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
March 31, 2019	$43,098	$1,353	$41,745
December 31, 2018	44,753	1,257	43,496

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The estimated recorded book balances and fair values follow:

			Fair Value Using
	Recorded Book Balance	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
March 31, 2019
Assets
Cash and due from banks	$33,247	$33,247	$33,247	$-	$-
Interest bearing deposits	38,376	38,376	38,376	-	-
Interest bearing deposits - time	496	497	-	497	-
Securities available for sale	461,531	461,531	-	461,531	-
Federal Home Loan Bank and Federal Reserve Bank Stock	18,359	NA	NA	NA	NA
Net loans and loans held for sale	2,636,639	2,615,992	-	43,098	2,572,894
Accrued interest receivable	10,984	10,984	7	2,153	8,824
Derivative financial instruments	4,705	4,705	-	4,705	-

Liabilities
Deposits with no stated maturity (1)	$2,276,138	$2,276,138	$2,276,138	$-	$-
Deposits with stated maturity (1)	658,087	655,161	-	655,161	-
Other borrowings	25,714	25,776	-	25,776	-
Subordinated debentures	39,405	35,162	-	35,162	-
Accrued interest payable	1,786	1,786	134	1,652	-
Derivative financial instruments	2,219	2,219	-	2,219	-

December 31, 2018
Assets
Cash and due from banks	$23,350	$23,350	$23,350	$-	$-
Interest bearing deposits	46,894	46,894	46,894	-	-
Interest bearing deposits - time	595	594	-	594	-
Equity securities at fair value	393	393	393	-	-
Securities available for sale	427,926	427,926	-	427,926	-
Federal Home Loan Bank and Federal Reserve Bank Stock	18,359	NA	NA	NA	NA
Net loans and loans held for sale	2,643,856	2,606,256	41,471	44,753	2,520,032
Accrued interest receivable	10,164	10,164	22	1,789	8,353
Derivative financial instruments	5,155	5,155	-	5,155	-

Liabilities
Deposits with no stated maturity (1)	$2,197,494	$2,197,494	$2,197,494	$-	$-
Deposits with stated maturity (1)	715,934	711,312	-	711,312	-
Other borrowings	25,700	25,706	-	25,706	-
Subordinated debentures	39,388	35,021	-	35,021	-
Accrued interest payable	1,646	1,646	114	1,532	-
Derivative financial instruments	2,326	2,326	-	2,326	-

(1)
Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $209.912 million and $123.080 million at March 31, 2019 and December 31, 2018, respectively. Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $57.266 million and $58.992 million at March 31, 2019 and December 31, 2018, respectively.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The provision for loss reimbursement on sold loans represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae, Freddie Mac, Ginnie Mae and the Federal Home Loan Bank of Indianapolis). Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale. The provision for loss reimbursement on sold loans was an expense of $0.11 million and $0.01 million for the three month periods ended March 31, 2019 and 2018, respectively. The reserve for loss reimbursements on sold mortgage loans totaled $0.80 million and $0.78 million at March 31, 2019 and December 31, 2018, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. This reserve is based on an analysis of mortgage loans that we have sold which are further categorized by delinquency status, loan to value, and year of origination. The calculation includes factors such as probability of default, probability of loss reimbursement (breach of representation or warranty) and estimated loss severity. We believe that the amounts that we have accrued for incurred losses on sold mortgage loans are appropriate given our analyses. However, future losses could exceed our current estimate.

14. Accumulated Other Comprehensive Loss (“AOCL”)

A summary of changes in AOCL follows:

	Unrealized Losses on Securities Available for Sale	Dispropor- tionate Tax Effects from Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Total
	(In thousands)
For the three months ended March 31,
2019
Balances at beginning of period	$(4,185)	$(5,798)	$(125)	$(10,108)
Other comprehensive income (loss) before reclassifications	4,236	-	(719)	3,517
Amounts reclassified from AOCL	(108)	-	(118)	(226)
Net current period other comprehensive income (loss)	4,128	-	(837)	3,291
Balances at end of period	$(57)	$(5,798)	$(962)	$(6,817)

2018
Balances at beginning of period	$(470)	$(5,798)	$269	$(5,999)
Other comprehensive income before reclassifications	(3,054)	-	541	(2,513)
Amounts reclassified from AOCL	15	-	(5)	10
Net current period other comprehensive income (loss)	(3,039)	-	536	(2,503)
Balances at end of period	$(3,509)	$(5,798)	$805	$(8,502)

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The disproportionate tax effects from securities available for sale arose due to tax effects of other comprehensive income (“OCI”) in the presence of a valuation allowance against our deferred tax assets and a pretax loss from operations.  Generally, the amount of income tax expense or benefit allocated to operations is determined without regard to the tax effects of other categories of income or loss, such as OCI. However, an exception to the general rule is provided when, in the presence of a valuation allowance against deferred tax assets, there is a pretax loss from operations and pretax income from other categories in the current period.  In such instances, income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in operations. Release of material disproportionate tax effects from other comprehensive income to earnings is done by the portfolio method whereby the effects will remain in AOCL as long as we carry a more than inconsequential portfolio of securities available for sale.

A summary of reclassifications out of each component of AOCL for the three months ended March 31 follows:

AOCL Component	Amount Reclassified From AOCL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2019
Unrealized losses on securities available for sale
	$137	Net gains (losses) on securities
	-	Net impairment loss recognized in earnings
	137	Total reclassifications before tax
	29	Income tax expense
	$108	Reclassifications, net of tax

Unrealized gains (losses) on cash flow hedges
	$(149)	Interest expense
	(31)	Income tax expense
	$(118)	Reclassification, net of tax

	$226	Total reclassifications for the period, net of tax

2018
Unrealized losses on securities available for sale
	$(19)	Net gains (losses) on securities
	-	Net impairment loss recognized in earnings
	(19)	Total reclassifications before tax
	(4)	Income tax expense
	$(15)	Reclassifications, net of tax

Unrealized gains (losses) on cash flow hedges
	$(6)	Interest expense
	(1)	Income tax expense
	$(5)	Reclassification, net of tax

	$(10)	Total reclassifications for the period, net of tax

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15. Revenue from Contracts with Customers

We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. We derive the majority of our revenue from financial instruments and their related contractual rights and obligations which for the most part are excluded from the scope of this topic.  These sources of revenue that are excluded from the scope of this topic include interest income, net gains on mortgage loans, net gains (losses) on securities, mortgage loan servicing, net and bank owned life insurance and were approximately 84.9% and 82.2% of total revenues at March 31, 2019 and 2018, respectively.

Material sources of revenue that are included in the scope of this topic include service charges on deposits, other deposit related income, interchange income and investment and insurance commissions and are discussed in the following paragraphs.  Generally these sources of revenue are earned at the time the service is delivered or over the course of a monthly period and do not result in any contract asset or liability balance at any given period end.  As a result, there were no contract assets or liabilities recorded as of March 31, 2019 and December 31, 2018.

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

Net (gains) losses on other real estate and repossessed assets:  We record a gain or loss from the sale of other real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  If we were to finance the sale of other real estate to the buyer, we would assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction is probable.  Once these criteria are met, the other real estate asset would be derecognized and the gain or loss on sale would be recorded upon the transfer of control of the property to the buyer.  There were no other real estate properties sold during the three month periods ending March 31, 2019 and 2018 that were financed by us.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Disaggregation of our revenue sources by attribute follows:

Three months ending March 31, 2019

	Service Charges on Deposits	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$1,730	-	-	-	$1,730
Account service charges	516	-	-	-	516
ATM fees	-	$322	-	-	322
Other	-	251	-	-	251
Business
Overdraft fees	385	-	-	-	385
Account service charges	9	-	-	-	9
ATM fees	-	8	-	-	8
Other	-	129	-	-	129
Interchange income	-	-	$2,355	-	2,355
Asset management revenue	-	-	-	$254	254
Transaction based revenue	-	-	-	43	43

Total	$2,640	$710	$2,355	$297	$6,002

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$710
Investment and insurance commissions					297
Bank owned life insurance					242
Other					1,015
Total					$2,264

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Three months ending March 31, 2018

	Service Charges on Deposits	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$1,972	-	-	-	$1,972
Account service charges	500	-	-	-	500
ATM fees	-	$345	-	-	345
Other	-	207	-	-	207
Business
Overdraft fees	365	-	-	-	365
Account service charges	68	-	-	-	68
ATM fees	-	8	-	-	8
Other	-	129	-	-	129
Interchange income	-	-	$2,246	-	2,246
Asset management revenue	-	-	-	$271	271
Transaction based revenue	-	-	-	167	167

Total	$2,905	$689	$2,246	$438	$6,278

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$689
Investment and insurance commissions					438
Bank owned life insurance					256
Other					560
Total					$1,943

16. Leases

We have operating leases, primarily relating to certain office facilities, some of which include renewal options and escalation clauses.  Certain leases also include both lease components (fixed payments including rent, taxes and insurance costs) and non-lease components (common area or other maintenance costs) which are accounted for as a single lease component as we have elected the practical expedient to group lease and non-lease components for all leases.  Most of our leases include one or more options to renew. The exercise of lease renewal options is typically at our sole discretion and are included in our ROU assets and lease liabilities if they are reasonably certain of exercise.  As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.

The cost components of our operating leases follows:

Three Months Ended March 31, 2019
(In thousands)
Operating lease cost	$564
Variable lease cost	23
Short-term lease cost	5
Total	$592

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities.

Supplemental balance sheet information related to our operating leases follows:

March 31, 2019
(In thousands)
Lease right of use asset	$7,199
Lease liabilities	$7,202

Weighted average remaining lease term (years)	5.65
Weighted average discount rate	3.2%

Maturity analysis of our lease liabilities at March 31, 2019 based on required contractual payments follows:

(In thousands)

Nine months ending December 31, 2019	$1,662
2020	1,711
2021	1,248
2022	963
2023	925
2024 and thereafter	1,423
Total lease payments	7,932
Less imputed interest	(730)
Total	$7,202

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

17. Recent Acquisition

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

The following table reflects our final valuation of the assets acquired and liabilities assumed:

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Management views the disclosed fair values presented above to be final as the one-year measurement period for finalizing acquisition-date fair values has expired.  During this measurement period we had one adjustment to our acquisition date fair values.  During the third quarter of 2018, goodwill was reduced by $0.7 million (to $28.3 million) related to the collection of a TCSB acquired loan that had been charged off in full prior to the Merger.  Because of the status of the collection activities related to this loan at the time of the Merger, we determined that this transaction was a measurement period adjustment and reduced goodwill accordingly.

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

Introduction. The following section presents additional information to assess the financial condition and results of operations of Independent Bank Corporation (“IBCP”), its wholly-owned bank, Independent Bank (the “Bank”), and their subsidiaries. This section should be read in conjunction with the Condensed Consolidated Financial Statements. We also encourage you to read our 2018 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”). That report includes a list of risk factors that you should consider in connection with any decision to buy or sell our securities.

Overview. We provide banking services to customers located primarily in Michigan’s Lower Peninsula.  We also have two loan production offices in Ohio (Columbus and Fairlawn).  As a result, our success depends to a great extent upon the economic conditions in Michigan’s Lower Peninsula. At times, we have experienced a difficult economy in Michigan. Economic conditions in Michigan began to show signs of improvement during 2010.  Generally, these improvements have continued into 2019, albeit at an uneven pace.  In addition, since early- to mid-2009, we have seen an improvement in our asset quality metrics. In particular, since early 2012, we have generally experienced a decline in non-performing assets, lower levels of new loan defaults, and reduced levels of loan net charge-offs.

Recent Developments. On December 4, 2017, we entered into an Agreement and Plan of Merger with TCSB Bancorp, Inc. (“TCSB”) (the “Merger Agreement”) providing for a business combination of IBCP and TCSB.  On April 1, 2018, TCSB was merged with and into IBCP, with IBCP as the surviving corporation (the “Merger”).  In connection with the Merger, on April 1, 2018, IBCP consolidated Traverse City State Bank, TCSB’s wholly-owned subsidiary bank, with and into Independent Bank (with Independent Bank as the surviving institution). See note #17.

It is against this backdrop that we discuss our results of operations and financial condition in the first quarter of 2019 as compared to 2018.

Results of Operations

Summary.  We recorded net income of $9.4 million during the three months ended March 31, 2019, compared to net income of $9.2 million during the three months ended March 31, 2018. The increase in net income is primarily due to an increase in net interest income that was partially offset by a decrease in non-interest income and increases in the provision for loan losses, non-interest expense and income tax expense.

Index
Key performance ratios

	Three months ended March 31,
	2019	2018
Net income (annualized) to
Average assets	1.13%	1.34%
Average common shareholders’ equity	11.14	14.04

Net income per common share
Basic	$0.40	$0.43
Diluted	0.39	0.42

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

Net interest income totaled $30.2 million during the first quarter of 2019, which represents a $6.3 million, or 26.3% increase, from the comparable quarter one year earlier.  The increase in net interest income in 2019 compared to 2018 primarily reflects a 17 basis point increase in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”) as well as an increase in average interest-earning assets.

Total average interest-earning assets were $3.15 billion in the first quarter of 2019 compared to $2.61 billion in the year ago quarter.

The increase in average interest-earning assets primarily reflects the Merger and loan growth utilizing funds from an increase in deposits.  The increase in the net interest margin reflects a change in the mix of average-interest earning assets (higher percentage of loans) as well as increases in short-term market interest rates.

Our net interest income is also adversely impacted by our level of non-accrual loans.  In the first quarter of 2019 non-accrual loans averaged $9.1 million compared to $7.5 million in the first quarter of 2018.

Index
Average Balances and Tax Equivalent Rates

	Three Months Ended March 31,
		2019			2018
	Average Balance	Interest	Rate (2)	Average Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$2,613,182	$32,600	5.03%	$2,060,720	$23,339	4.57%
Tax-exempt loans (1)	8,689	103	4.81	2,127	18	3.43
Taxable securities	389,845	3,006	3.08	422,254	2,635	2.50
Tax-exempt securities (1)	56,889	469	3.30	78,345	603	3.08
Interest bearing cash	65,213	311	1.93	32,901	82	1.01
Other investments	18,359	264	5.83	15,543	248	6.47
Interest Earning Assets	3,152,177	36,753	4.70	2,611,890	26,925	4.15
Cash and due from banks	34,240			32,135
Other assets, net	170,586			132,961
Total Assets	$3,357,003			$2,776,986

Liabilities
Savings and interest- bearing checking	$1,361,057	1,486	0.44	$1,094,981	551	0.20
Time deposits	688,434	4,195	2.47	564,282	1,736	1.25
Other borrowings	66,058	712	4.37	64,890	574	3.59
Interest Bearing Liabilities	2,115,549	6,393	1.23	1,724,153	2,861	0.67
Non-interest bearing deposits	859,605			758,643
Other liabilities	40,257			29,606
Shareholders’ equity	341,592			264,584
Total liabilities and shareholders’ equity	$3,357,003			$2,776,986

Net Interest Income		$30,360			$24,064

Net Interest Income as a Percent of Average Interest Earning Assets			3.88%			3.71%

(1)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 21%.
(2)	Annualized

Index
Reconciliation of Non-GAAP Financial Measures

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Net Interest Margin, Fully Taxable Equivalent (“FTE”)

Net interest income	$30,243	$23,936
Add: taxable equivalent adjustment	117	128
Net interest income - taxable equivalent	$30,360	$24,064
Net interest margin (GAAP) (1)	3.86%	3.69%
Net interest margin (FTE) (1)	3.88%	3.71%

(1)	Annualized.

Provision for loan losses.  The provision for loan losses was an expense of $0.7 million and $0.3 million in the first quarters of 2019 and 2018, respectively.  The provision reflects our assessment of the allowance for loan losses taking into consideration factors such as loan mix, levels of non-performing and classified loans and loan net charge-offs. While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.   See “Portfolio Loans and asset quality” for a discussion of the various components of the allowance for loan losses and their impact on the provision for loan losses in the first quarter of 2019.

Non-interest income.  Non-interest income is a significant element in assessing our results of operations. Non-interest income totaled $10.0 million and $11.7 million during the first three months of 2019 and 2018, respectively.

The components of non-interest income are as follows:

Non-Interest Income

	Three months ended March 31,
	2019	2018
	(In thousands)
Service charges on deposit accounts	$2,640	$2,905
Interchange income	2,355	2,246
Net gains (losses) on assets
Mortgage loans	3,611	2,571
Securities	304	(173)
Mortgage loan servicing, net	(1,215)	2,221
Investment and insurance commissions	297	438
Bank owned life insurance	242	256
Other	1,725	1,249
Total non-interest income	$9 ,959	$11,713

Service charges on deposit accounts totaled $2.6 million in the first quarter of 2019, a decrease of $0.3 million from the comparable period in 2018.  This decrease was principally due to a decline in non-sufficient funds charges.

Index
Interchange income totaled $2.4 million in the first quarter of 2019 compared to $2.2 million in the year ago period due primarily to an increase in debit card transaction volume.  The increase in transaction volume reflects the Merger and overall general growth.

Net gains on mortgage loans were $3.6 million and $2.6 million in the first quarters of 2019 and 2018, respectively.   Mortgage loan sales totaled $154.5 million in the first quarter of 2019 compared to $106.3 million in the first quarter of 2018.  Mortgage loans originated totaled $137.8 million in the first quarter of 2019 compared to $159.0 million in the comparable quarter of 2018.

Mortgage Loan Activity

	Three months ended March 31,
	2019	2018
	(Dollars in thousands)
Mortgage loans originated	$137,758	$158,967
Mortgage loans sold(1)	154,525	106,343
Net gains on mortgage loans	3,611	2,571
Net gains as a percentage of mortgage loans sold (“Loan Sales Margin”)	2.34%	2.42%
Fair value adjustments included in the Loan Sales Margin	0.58%	0.11%
(1)	2019 and 2018 include mortgage loans not originated for sale totaling $70.4 million and $16.5 million, respectively.

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

Net gains as a percentage of mortgage loans sold (our “Loan Sales Margin”) are impacted by several factors including competition and the manner in which the loan is sold. Net gains on mortgage loans are also impacted by recording fair value accounting adjustments. Excluding these fair value accounting adjustments, as well as portfolio mortgage loan sales of $70.4 million and $16.5 million in the first quarters of 2019 and 2018, respectively, the adjusted Loan Sales Margin would have been 2.59% and 2.68% for these respective periods. The changes in the fair value accounting adjustments are primarily due to changes in the amount of commitments to originate mortgage loans for sale during each period.

We recorded net gains (losses) on securities of approximately $0.30 million and $(0.17) million in the first quarters of 2019 and 2018, respectively.  The first quarter 2019 net gains on securities are due primarily to an increase in the fair value of equity securities of $0.17 million and net gains of $0.14 million on the sale of $42.2 million of securities available for sale.  The first quarter 2018 net losses on securities were due primarily to a decline in the fair value of equity securities of $0.15 million and net losses of $0.02 million on the sale of $22.3 million of securities available for sale.

Index
We recorded no net impairment losses in either the first quarter of 2019 or 2018, for other than temporary impairment of securities available for sale.  (See “Securities.”)

Mortgage loan servicing generated a loss of $1.2 million and income of $2.2 million in the first quarters of 2019 and 2018, respectively.  This activity is summarized in the following table:

	Three Months Ended
	March 31, 2019	March 31, 2018
Mortgage loan servicing:	(Dollars in thousands)
Revenue, net	$1,476	$1,192
Fair value change due to price	(2,203)	1,458
Fair value change due to pay-downs	(488)	(429)
Total	$(1,215)	$2,221

The significant variance in the fair value change due to price relates primarily to the decline in mortgage loan interest rates in the first quarter of 2019.  That decline increased projected prepayment rates for mortgage loans serviced for others, leading to a decrease in fair value.

Activity related to capitalized mortgage loan servicing rights is as follows:

Capitalized Mortgage Loan Servicing Rights

	Three months ended March 31,
	2019	2018
	(In thousands)
Balance at beginning of period	$21,400	$15,699
Originated servicing rights capitalized	1,200	1,055
Change in fair value	(2,691)	1,029
Balance at end of period	$19,909	$17,783

At March 31, 2019 we were servicing approximately $2.38 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 4.26% and a weighted average service fee of approximately 25.8 basis points. Capitalized mortgage loan servicing rights (recorded at fair value) at March 31, 2019 totaled $19.9 million, representing approximately 83.6 basis points on the related amount of mortgage loans serviced for others.

Investment and insurance commissions declined by $0.14 million in the first quarter of 2019 as compared to the year ago period due primarily to slower product sales reflecting market volatility and uncertainty and a $0.05 million charge-back related to commission on a large annuity sale from the fourth quarter of 2018.

We earned $0.24 million and $0.26 million in the first quarters of 2019 and 2018, respectively, principally as a result of increases in the cash surrender value of our separate account bank owned life insurance.  Our separate account is primarily invested in agency mortgage-backed securities and managed by a third-party. The crediting rate (on which the earnings are based) reflects the performance of the separate account.  The total cash surrender value of our bank owned life insurance was $55.3 million and $55.1 million at March 31, 2019 and December 31, 2018, respectively.

Index
Other non-interest income totaled $1.73 million and $1.25 million during the first quarters of 2019 and 2018, respectively.  This increase is primarily due to $0.38 million of recoveries on TCSB loans that had been charged-off prior to the Merger and an increase in wire transfer fees.

Non-interest expense.  Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure.

Non-interest expense totaled $28.0 million in the first quarter of 2019 compared to $24.1 million in the year ago period. Many categories of non-interest expense have increased primarily as a result of the Merger.  The components of non-interest expense are as follows:

Non-Interest Expense
	Three months ended March 31,
	2019	2018
	(In thousands)
Compensation	$10,481	$8,930
Performance-based compensation	2,220	2,783
Payroll taxes and employee benefits	3,650	2,755
Compensation and employee benefits	16,351	14,468
Occupancy, net	2,505	2,264
Data processing	2,144	1,878
Furniture, fixtures and equipment	1,029	967
Communications	769	680
Interchange expense	688	598
Advertising	672	441
Loan and collection	634	677
Legal and professional	369	378
FDIC deposit insurance	368	230
Amortization of intangible assets	272	86
Costs (recoveries) related to unfunded lending commitments	160	(114)
Supplies	158	165
Net (gains) losses on other real estate and repossessed assets	119	(290)
Provision for loss reimbursement on sold loans	111	11
Credit card and bank service fees	103	96
Merger related expenses	--	174
Other	1,538	1,426
Total non-interest expense	$27,990	$24,135

Compensation and employee benefits expenses, in total, increased by $1.9 million, or 13.0%, in the first quarter of 2019, as compared to the year ago period.

Index
Compensation expense increased by $1.6 million, or 17.4%.  This year-over-year increase was generally attributable to the Merger (approximately $0.9 million) and the balance of the increase was due primarily to annual compensation increases that were effective on January 1, 2019.

Performance-based compensation decreased by $0.6 million in 2019 due primarily to a lower accrual for anticipated incentive compensation for salaried employees based on our forecasted 2019 performance as compared to goals.  In addition, the first quarter of 2018 included a $0.3 million bonus that was paid to hourly employees.

Payroll taxes and employee benefits increased $0.9 million in 2019 due primarily to higher health insurance costs ($0.7 million increase) as well as higher payroll taxes and 401(k) plan costs (in part, reflecting an increased number of employees due to the Merger).  We have a self-insured health insurance plan with an individual claim stop-loss limit.  Health insurance claims levels have increased substantially since the second quarter of 2018 and continuing into 2019.

Occupancy, net, increased $0.2 million, or 10.6%, in the first quarter of 2019 compared to 2018 primarily due to additional branch locations added as a result of the Merger and higher snow removal costs.

Data processing expense increased $0.3 million, or 14.2%, in the first quarter of 2019 compared to the year earlier period due primarily to the Merger and various new software products that have been implemented.

Furniture, fixtures and equipment, legal and professional fees, supplies and credit card and bank service fees were all relatively unchanged in the first quarter of 2019 as compared to the year earlier period.

Communications expense increased $0.1 million, or 13.1%, in the first quarter of 2019 compared to the year earlier period due primarily to the Merger.

Interchange expense increased by $0.1 million in the first quarter of 2019 compared to the year ago quarter due primarily to increased transaction volume as a result of the Merger and general growth.

Advertising expense increased $0.2 million, or 52.4%, in the first quarter of 2019 compared to the year earlier period due primarily to increases in outdoor (billboards) advertising and sponsorship of various community events.

Loan and collection expenses primarily reflect costs related to lending activities, including the management and collection of non-performing loans and other problem credits. These expenses were relatively unchanged in the first quarter of 2019 compared to the year ago quarter.

FDIC deposit insurance expense increased by $0.1 million in the first quarter of 2019 compared to the year ago quarter due to a combination of an increase in our assessment rate and growth in our total assets.

The amortization of intangible assets primarily relates to the Merger and prior branch acquisitions and the amortization of the deposit customer relationship value, including core deposit value, which was acquired in connection with those transactions. We had remaining unamortized intangible assets of $6.1 million and $6.4 million at March 31, 2019 and December 31, 2018, respectively. See note #7 to the Condensed Consolidated Financial Statements for a schedule of future amortization of intangible assets.

Index
The changes in costs related to unfunded lending commitments are primarily impacted by changes in the amounts of such commitments to originate portfolio loans as well as (for commercial loan commitments) the grade (pursuant to our loan rating system) of such commitments.  In addition, in the first quarter of 2019, we made some adjustments to the look back period for determining these costs that led to the increased expense.

Net (gains) losses on other real estate and repossessed assets primarily represent the gain or loss on the sale or additional write downs on these assets subsequent to the transfer of the asset from our loan portfolio. This transfer occurs at the time we acquire the collateral that secured the loan. At the time of acquisition, the other real estate or repossessed asset is valued at fair value, less estimated costs to sell, which becomes the new basis for the asset. Any write-downs at the time of acquisition are charged to the allowance for loan losses.  The $0.1 million of net losses in the first quarter of 2019 were primarily attributed to write-downs of residential real estate.  The $0.3 million net gain in the first quarter of 2018 primarily relates to the sale of residential real estate and reflected generally increasing housing prices in our markets at that time.

The provision for loss reimbursement on sold loans was an expense of $0.11 million and $0.01 million in the first quarters of 2019 and 2018, respectively, and represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae, Freddie Mac, Ginnie Mae and the Federal Home Loan Bank of Indianapolis [“FHLB”]).  Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale.  The reserve for loss reimbursements on sold mortgage loans totaled $0.80 million and $0.78 million at March 31, 2019 and December 31, 2018, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. We believe that the amounts that we have accrued for incurred losses on sold mortgage loans are appropriate given our analyses.  However, future losses could exceed our current estimate.

Merger related expenses totaled $0.2 million in the first quarter of 2018 and primarily represented professional fees incurred related to the Merger.

Other non-interest expenses increased by $0.1 million in the first quarter of 2019 compared to the year ago quarter due primarily to a higher level of debit card fraud losses.

Income tax expense.  We recorded an income tax expense of $2.2 million and $2.0 million in the first quarters of 2019 and 2018, respectively.

Our actual federal income tax expense is different than the amount computed by applying our statutory income tax rate to our income before income tax primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance.  In addition, both the first quarters of 2019 and 2018, include a reduction of $0.2 million of income tax expense related to impact of the excess value of stock awards that vested and stock options that were exercised as compared to the initial fair values that were expensed.

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at both March 31, 2019 and 2018 and at December 31, 2018, that the realization of substantially all of our deferred tax assets continues to be more likely than not.

Index
Financial Condition

Summary.  Our total assets increased by $30.3 million during the first three months of 2019.  Loans, excluding loans held for sale (“Portfolio Loans”), totaled $2.62 billion at March 31, 2019, an increase of $36.3 million, or 1.4%, from December 31, 2018.  (See “Portfolio Loans and asset quality.”)

Deposits totaled $2.93 billion at March 31, 2019, compared to $2.91 billion at December 31, 2018.  The $20.8 million increase in total deposits during the period is due to growth in savings and interest-bearing checking deposit account balances and in reciprocal deposits.

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

Securities
		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
Securities available for sale
March 31, 2019	$461,604	$2,755	$2,828	$461,531
December 31, 2018	433,224	1,520	6,818	427,926

Securities available for sale increased $33.6 million during the first quarter of 2019.  Our portfolio of securities available for sale is reviewed quarterly for impairment in value. In performing this review, management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates on the market value of the security and (4) an assessment of whether we intend to sell, or it is more likely than not that we will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. For securities that do not meet these recovery criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income (loss).  We recorded no impairment losses related to other than temporary impairment on securities available for sale in either the first quarter of 2019 or 2018.

Index
Sales of securities were as follows (See “Non-interest income.”):

	Three months ended March 31,
	2019	2018
	(In thousands)

Proceeds	$42,236	$22,277

Gross gains	$169	$76
Gross losses	(32)	(95)
Net impairment charges	--	--
Fair value adjustments	167	(154)
Net gains (losses)	$304	$(173)

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

Index
A summary of our Portfolio Loans follows:

	March 31, 2019	December 31, 2018
	(In thousands)
Real estate(1)
Residential first mortgages	$805,875	$811,719
Residential home equity and other junior mortgages	176,082	177,574
Construction and land development	189,865	180,286
Other(2)	719,622	707,347
Consumer	392,458	379,607
Commercial	328,643	319,058
Agricultural	6,250	6,929
Total loans	$2,618,795	$2,582,520

(1)	Includes both residential and non-residential commercial loans secured by real estate.
(2)	Includes loans secured by multi-family residential and non-farm, non-residential property.

Non-performing assets(1)

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Non-accrual loans	$8,849	$9,029
Loans 90 days or more past due and still accruing interest	--	5
Total non-performing loans	8,849	9,034
Other real estate and repossessed assets	1,338	1,299
Total non-performing assets	$10,187	$10,333
As a percent of Portfolio Loans
Non-performing loans	0.34%	0.35%
Allowance for loan losses	0.96	0.96
Non-performing assets to total assets	0.30	0.31
Allowance for loan losses as a percent of non-performing loans	285.39	275.49

(1)	Excludes loans classified as “troubled debt restructured” that are not past due.

Index
Troubled debt restructurings (“TDR”)

	March 31, 2019
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDR’s	$6,209	$44,427		$50,636
Non-performing TDR’s (2)	67	2,657	(3)	2,724
Total	$6,276	$47,084		$53,360

	December 31, 2018
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDR’s	$6,460	$46,627		$53,087
Non-performing TDR’s (2)	74	2,884	(3)	2,958
Total	$6,534	$49,511		$56,045

(1)	Retail loans include mortgage and installment loan segments.
(2)	Included in non-performing assets table above.
(3)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

Non-performing loans decreased by $0.2 million, or 2.0%, during the first quarter of 2019 due principally to a decline in non-performing commercial loans. This decline primarily reflects reduced levels of new loan defaults as well as loan charge-offs, pay-offs, negotiated transactions, and the migration of loans into other real estate. In general, stable economic conditions in our market areas, as well as our collection and resolution efforts, have resulted in a downward trend in non-performing loans.  However, we are still experiencing some loan defaults, particularly related to commercial loans secured by income-producing property and mortgage loans secured by resort/vacation property.

Non-performing loans exclude performing loans that are classified as troubled debt restructurings (“TDRs”). Performing TDRs totaled $50.6 million, or 1.9% of total Portfolio Loans, and $53.1 million, or 2.1% of total Portfolio Loans, at March 31, 2019 and December 31, 2018, respectively. The decrease in the amount of performing TDRs in the first quarter of 2019 primarily reflects pay downs and payoffs.

Other real estate and repossessed assets were essentially unchanged and totaled $1.3 million at both March 31, 2019 and December 31, 2018.

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.

The ratio of loan net charge-offs to average Portfolio Loans was 0.05% on an annualized basis in the first quarter of 2019 compared to a negative 0.03% (as a result of net recoveries) in the first quarter of 2018.  This year-over-year change was primarily due to a decline in recoveries on previously charged-off commercial loans.

Index
Allowance for loan losses

	Three months ended March 31,
	2019		2018
	Loans	Unfunded Commitments	Loans	Unfunded Commitments
	(Dollars in thousands)
Balance at beginning of period	$24,888	$1,296	$22,587	$1,125
Additions (deductions)
Provision for loan losses	664	-	315	-
Recoveries credited to allowance	568	-	1,014	-
Loans charged against the allowance	(866)	-	(845)	-
Additions included in non-interest expense	-	160	-	(114)
Balance at end of period	$25,254	$1,456	$23,071	$1,011

Net loans charged against the allowance to average Portfolio Loans	0.05%		(0.03)%

Allocation of the Allowance for Loan Losses

	March 31, 2019	December 31, 2018
	(In thousands)
Specific allocations	$6,686	$6,310
Other adversely rated commercial loans	2,095	1,861
Historical loss allocations	8,400	7,792
Additional allocations based on subjective factors	8,073	8,925
Total	$25,254	$24,888

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

The AFLL increased $0.4 million to $25.3 million at March 31, 2019 from $24.9 million at December 31, 2018 and was equal to 0.96% of total Portfolio Loans at both March 31, 2019 and at December 31, 2018.

During the first quarter of 2019, we deployed a third-party software solution (we previously used spreadsheet software) to assist in the determination of our AFLL.  This new third-party software will also assist us in moving to the expected loss framework that is required to be implemented on January 1, 2020.  Although the use of this new third-party software did not have any material impact on our overall AFLL, it did result in some classification shifts from the AFLL related to subjective factors into the AFLL related to historical losses as the new software model allowed us to capture longer historical look-back periods (previously this was being captured in the subjective portion of the AFLL) and from the AFLL related to historical losses into the AFLL for specific loans.

Index
Three of the four components of the AFLL outlined above increased in the first quarter of 2019. The AFLL related to specific loans increased $0.4 million in 2019 due primarily to a slight shift from the historical to the specific loan component of the AFLL as described above.  The AFLL related to other adversely rated commercial loans increased $0.2 million in 2019 primarily due to an increase in the balance of such loans included in this component to $47.0 million at March 31, 2019 from $44.7 million at December 31, 2018 and $35.3 million at March 31, 2018.  The AFLL related to historical losses increased $0.6 million during 2019, and the AFLL related to subjective factors decreased $0.9 million during 2019.

Three of the four components of the AFLL for loan losses outlined above also increased in the first quarter of 2018. The AFLL related to specific loans decreased $0.5 million during the first quarter of 2018 due primarily to a decline in the balance of individually impaired loans and lower loss given default rates as well as charge-offs.  The AFLL related to other adversely rated commercial loans increased $0.6 million during the first quarter of 2018 primarily due to an increase in the balance of such loans included in this component to $35.3 million at March 31, 2018 from $27.2 million at December 31, 2017.  The AFLL related to historical losses increased $0.1 million during the first quarter of 2018 due principally to loan growth.  The AFLL related to subjective factors increased $0.2 million during the first quarter of 2018 primarily due to loan growth.

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

Deposits totaled $2.93 billion and $2.91 billion at March 31, 2019 and December 31, 2018, respectively.  The $20.8 million increase in deposits in the first quarter of 2019 is primarily due to growth in savings and interest-bearing checking deposit account balances and in reciprocal deposits.  Reciprocal deposits totaled $267.2 million and $182.1 million at March 31, 2019 and December 31, 2018, respectively.  These deposits represent demand, money market and time deposits from our customers that have been placed through Promontory Interfinancial Network’s Insured Cash Sweep® service and Certificate of Deposit Account Registry Service®.  These services allow our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.

We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be susceptible to outflow. At March 31, 2019, we had approximately $565.9 million of uninsured deposits. A reduction in core deposits would likely increase our need to rely on wholesale funding sources.

Index
We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

Other borrowings, comprised primarily of advances from the FHLB, totaled $25.7 million at both March 31, 2019 and December 31, 2018.

As described above, we utilize wholesale funding, including FHLB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At March 31, 2019, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $505.0 million, or 17.1% of total funding (deposits and total borrowings, excluding subordinated debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all.  Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.

We historically employed derivative financial instruments to manage our exposure to changes in interest rates.  During the first quarters of 2019 and 2018, we entered into $8.4 million and $11.3 million (aggregate notional amounts), respectively, of interest rate swaps with commercial loan customers, which were offset with interest rate swaps that the Bank entered into with a broker-dealer. We recorded $0.07 million and $0.10 million of fee income related to these transactions during the first quarters of 2019 and 2018, respectively. See note #6 to the Condensed Consolidated Financial Statements included within this report for more information on our derivative financial instruments.

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

Index
At March 31, 2019, we had $511.1 million of time deposits that mature in the next 12 months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $2.28 billion of our deposits at March 31, 2019, were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.

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

We also believe that the available cash on hand at the parent company (including time deposits) of approximately $32.0 million as of March 31, 2019 provides sufficient liquidity resources at the parent company to meet operating expenses, to make interest payments on the subordinated debentures, and to pay projected cash dividends on our common stock.

Effective management of capital resources is critical to our mission to create value for our shareholders. In addition to common stock, our capital structure also currently includes cumulative trust preferred securities.

Capitalization

	March 31, 2019	December 31, 2018
	(In thousands)
Subordinated debentures	$39,405	$39,388
Amount not qualifying as regulatory capital	(1,224)	(1,224)
Amount qualifying as regulatory capital	38,181	38,164
Shareholders’ equity
Common stock	374,678	377,372
Accumulated deficit	(23,135)	(28,270)
Accumulated other comprehensive loss	(6,817)	(10,108)
Total shareholders’ equity	344,726	338,994
Total capitalization	$382,907	$377,158

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

Index
The FRB has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at March 31, 2019 and December 31, 2018. Although the Dodd-Frank Act further limited Tier 1 treatment for trust preferred securities, those new limits did not apply to our outstanding trust preferred securities.  Further, the New Capital Rules grandfathered the treatment of our trust preferred securities as qualifying regulatory capital.

Common shareholders’ equity increased to $344.7 million at March 31, 2019, from $339.0 million at December 31, 2018, due primarily to our net income and a decrease in our accumulated other comprehensive loss that were partially offset by share repurchases and by a cash dividend. Our tangible common equity (“TCE”) totaled $310.3 million and $304.3 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 9.26% and 9.17% at March 31, 2019, and December 31, 2018, respectively.  TCE and the ratio of TCE to tangible assets are non-GAAP measures.  TCE represents total common equity less intangible assets.

In January 2019, our Board of Directors authorized a share repurchase plan.  Under the terms of the 2019 share repurchase plan, we are authorized to buy back up to 5% of our outstanding common stock.    This repurchase plan is authorized to last through December 31, 2019.  We repurchased 115,787 shares during the first quarter of 2019 at a weighted average price of $21.85 per share.

We pay a quarterly cash dividend on our common stock.  These dividends totaled $0.18 per share and $0.15 per share in the first quarters of 2019 and 2018, respectively.    We generally favor a dividend payout ratio between 30% and 50% of net income.

As of March 31, 2019 and December 31, 2018, our Bank (and holding company) continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards (also see note #10 to the Condensed Consolidated Financial Statements included within this report).

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

CHANGES IN MARKET VALUE OF PORTFOLIO EQUITY AND NET INTEREST INCOME

Change in Interest Rates	Market Value of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change
	(Dollars in thousands)
March 31, 2019
200 basis point rise	$466,000	(4.59)%	$124,800	2.89%
100 basis point rise	482,600	(1.19)	123,600	1.90
Base-rate scenario	488,400	-	121,300	-
100 basis point decline	469,200	(3.93)	119,100	(1.81)

December 31, 2018
200 basis point rise	$481,100	(3.37)%	$126,200	3.27%
100 basis point rise	495,400	(0.50)	124,800	2.13
Base-rate scenario	497,900	-	122,200	-
100 basis point decline	482,800	(3.03)	119,600	(2.13)

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

Index
We utilize fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. FASB ASC topic 820 differentiates between those assets and liabilities required to be carried at fair value at every reporting period (“recurring”) and those assets and liabilities that are only required to be adjusted to fair value under certain circumstances (“nonrecurring”). Certain equity securities (at December 31, 2018), securities available for sale, loans held for sale, derivatives and capitalized mortgage loan servicing rights are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial assets on a nonrecurring basis, such as loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets. See note #11 to the Condensed Consolidated Financial Statements included within this report for a complete discussion on our use of fair valuation of financial instruments and the related measurement techniques.

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

Critical Accounting Policies

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the AFLL and capitalized mortgage loan servicing rights are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those that we have used could result in material changes in our consolidated financial position or results of operations.  There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Index
Item 3.

Quantitative and Qualitative Disclosures about Market Risk

See applicable disclosures set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 under the caption “Asset/liability management.”

Item 4.

Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended March 31, 2019, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended March 31, 2019, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the “Plan”) pursuant to which non-employee directors can elect to receive shares of the Company’s common stock in lieu of fees otherwise payable to the director for his or her service as a director.  A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board.  Pursuant to this Plan, during the first quarter of 2019, the Company issued 712 shares of common stock to non-employee directors on a current basis and 1,833 shares of common stock to the trust for distribution to directors on a deferred basis.  The shares were issued on January 2, 2019, at a price of $21.02 per share, representing aggregate fees of $0.05 million.  The price per share was the consolidated closing bid price per share of the Company’s common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules.  The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

The following table shows certain information relating to repurchases of common stock for the three-months ended March 31, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
January 2019	93,659	$22.07	53,214	1,125,772
February 2019	57,075	22.86	6,373	1,119,399
March 2019	56,200	21.98	56,200	1,063,199
Total	206,934	$22.26	115,787	1,063,199

(1)
January and February include 40,445 shares and 15,841 shares, respectively, withheld from the shares that would otherwise have been issued to certain officers in order to satisfy tax withholding obligations resulting from the vesting of restricted stock as well as satisfy tax withholding obligations and stock option exercise price resulting from the exercise of stock options. February also includes 34,861 shares of our common stock purchased in the open market by the Independent Bank Corporation Employee Stock Ownership Trust as part of our employee stock ownership plan.

Index
Item 6.	Exhibits

(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:
	10.1	Amended and Restated Deferred Compensation and Stock Purchase Plan for Nonemployee Directors, effective March 19, 2019.*
	31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
	31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
	32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
	32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.INS Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

* Represents a compensation plan.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	May 3, 2019	By	/s/ Robert N. Shuster
Robert N. Shuster, Principal Financial Officer

Date	May 3, 2019	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer