Form 10-Q
period 2019-06-30
INDEPENDENT BANK CORP /MI/
filed 2019-08-02
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2019

Commission file number   0-7818

INDEPENDENT BANK CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	38-2032782
(State or jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4200 East Beltline, Grand Rapids, Michigan 49525
(Address of principal executive offices)

(616) 527-5820
(Registrant’s telephone number, including area code)

NONE
Former name, address and fiscal year, if changed since last report.

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange which registered
Common stock, no par value	IBCP	The Nasdaq Stock Market, LLC

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
YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, no par value, 22,499,498 as of August 1, 2019.

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

Index
Part I - Item 1.

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	June 30, 2019	December 31, 2018
	(unaudited)
	(In thousands, except share amounts)
Assets
Cash and due from banks	$34,461	$23,350
Interest bearing deposits	20,676	46,894
Cash and Cash Equivalents	55,137	70,244
Interest bearing deposits - time	498	595
Equity securities at fair value	-	393
Securities available for sale	430,305	427,926
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	18,359	18,359
Loans held for sale, carried at fair value	62,883	44,753
Loans held for sale, carried at lower of cost or fair value	-	41,471
Loans
Commercial	1,175,970	1,144,481
Mortgage	1,086,309	1,042,890
Installment	444,247	395,149
Total Loans	2,706,526	2,582,520
Allowance for loan losses	(25,903)	(24,888)
Net Loans	2,680,623	2,557,632
Other real estate and repossessed assets, net	1,990	1,299
Property and equipment, net	37,703	38,777
Bank-owned life insurance	55,580	55,068
Deferred tax assets, net	2,746	5,779
Capitalized mortgage loan servicing rights, carried at fair value	17,894	21,400
Other intangibles	5,870	6,415
Goodwill	28,300	28,300
Accrued income and other assets	40,414	34,870
Total Assets	$3,438,302	$3,353,281

Liabilities and Shareholders’ Equity
Deposits
Non-interest bearing	$864,481	$879,549
Savings and interest-bearing checking	1,158,910	1,194,865
Reciprocal	326,326	182,072
Time	384,477	385,981
Brokered time	244,691	270,961
Total Deposits	2,978,885	2,913,428
Other borrowings	41,144	25,700
Subordinated debentures	39,422	39,388
Accrued expenses and other liabilities	48,005	35,771
Total Liabilities	3,107,456	3,014,287
Commitments and contingent liabilities
Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 22,498,776 shares at June 30, 2019 and 23,579,725 shares at December 31, 2018	351,894	377,372
Accumulated deficit	(16,617)	(28,270)
Accumulated other comprehensive loss	(4,431)	(10,108)
Total Shareholders’ Equity	330,846	338,994
Total Liabilities and Shareholders’ Equity	$3,438,302	$3,353,281

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
	(In thousands, except per share amounts)

Interest Income
Interest and fees on loans	$33,836	$29,674	$66,517	$53,027
Interest on securities
Taxable	3,034	2,720	6,040	5,355
Tax-exempt	324	444	698	923
Other investments	379	265	954	595
Total Interest Income	37,573	33,103	74,209	59,900
Interest Expense
Deposits	6,021	3,209	11,702	5,496
Other borrowings and subordinated debentures	796	914	1,508	1,488
Total Interest Expense	6,817	4,123	13,210	6,984
Net Interest Income	30,756	28,980	60,999	52,916
Provision for loan losses	652	650	1,316	965
Net Interest Income After Provision for Loan Losses	30,104	28,330	59,683	51,951
Non-interest Income
Service charges on deposit accounts	2,800	3,095	5,440	6,000
Interchange income	2,604	2,504	4,959	4,750
Net gains (losses) on assets
Mortgage loans	4,302	3,255	7,913	5,826
Securities	-	9	304	(164)
Mortgage loan servicing, net	(1,907)	1,235	(3,122)	3,456
Other	2,106	2,217	4,370	4,160
Total Non-interest Income	9,905	12,315	19,864	24,028
Non-interest Expense
Compensation and employee benefits	15,931	15,869	32,282	30,337
Occupancy, net	2,131	2,170	4,636	4,434
Data processing	2,171	2,251	4,315	4,129
Furniture, fixtures and equipment	1,006	1,019	2,035	1,986
Communications	717	704	1,486	1,384
Interchange expense	753	661	1,441	1,259
Loan and collection	628	692	1,262	1,369
Advertising	627	543	1,299	984
Legal and professional	371	456	740	834
FDIC deposit insurance	342	250	710	480
Merger related expenses	-	3,082	-	3,256
Other	1,915	2,064	4,376	3,444
Total Non-interest Expense	26,592	29,761	54,582	53,896
Income Before Income Tax	13,417	10,884	24,965	22,083
Income tax expense	2,687	2,067	4,854	4,105
Net Income	$10,730	$8,817	$20,111	$17,978
Net Income Per Common Share
Basic	$0.47	$0.37	$0.86	$0.79
Diluted	$0.46	$0.36	$0.85	$0.78

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(unaudited - In thousands)

Net income	$10,730	$8,817	$20,111	$17,978
Other comprehensive income (loss)
Securities available for sale
Unrealized gains (losses) arising during period	3,920	(1,198)	9,284	(5,063)
Change in unrealized losses for which a portion of other than temporary impairment has been recognized in earnings	-	(2)	(2)	(3)
Reclassification adjustments for (gains) losses included in earnings	-	26	(137)	45
Unrealized gains (losses) recognized in other comprehensive income (loss) on securities available for sale	3,920	(1,174)	9,145	(5,021)
Income tax expense (benefit)	823	(246)	1,920	(1,054)
Unrealized gains (losses) recognized in other comprehensive income (loss) on securities available for sale, net of tax	3,097	(928)	7,225	(3,967)
Derivative instruments
Unrealized gain (loss) arising during period	(756)	327	(1,668)	1,011
Reclassification adjustment for income recognized in earnings	(142)	(53)	(291)	(59)
Unrealized gains (losses) recognized in other comprehensive income (loss) on derivative instruments	(898)	274	(1,959)	952
Income tax expense (benefit)	(187)	58	(411)	200
Unrealized gains (losses) recognized in other comprehensive income (loss) on derivative instruments, net of tax	(711)	216	(1,548)	752
Other comprehensive income (loss)	2,386	(712)	5,677	(3,215)
Comprehensive income	$13,116	$8,105	$25,788	$14,763

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2019	2018
	(unaudited - In thousands)
Net Income	$20,111	$17,978
Adjustments to Reconcile Net Income to Net Cash From Operating Activities
Proceeds from the sale of equity securities at fair value	560	-
Proceeds from sales of loans held for sale	222,953	210,641
Disbursements for loans held for sale	(233,170)	(214,952)
Provision for loan losses	1,316	965
Deferred income tax expense	1,524	4,518
Deferred loan fees and costs	(1,947)	(2,457)
Net depreciation, amortization of intangible assets and premiums and accretion of discounts on securities, loans and interest bearing deposits - time	2,906	3,192
Net gains on mortgage loans	(7,913)	(5,826)
Net (gains) losses on securities	(304)	164
Share based compensation	888	848
Increase in accrued income and other assets	(3,112)	(3,377)
Increase in accrued expenses and other liabilities	10,125	1,604
Total Adjustments	(6,174)	(4,680)
Net Cash From Operating Activities	13,937	13,298
Cash Flow Used in Investing Activities
Proceeds from the sale of securities available for sale	42,236	31,445
Proceeds from maturities, prepayments and calls of securities available for sale	76,579	88,131
Purchases of securities available for sale	(81,639)	(47,054)
Proceeds from the sale of interest bearing deposits - time	-	2,474
Proceeds from the maturity of interest bearing deposits - time	100	1,842
Net increase in portfolio loans (loans originated, net of principal payments)	(152,256)	(181,365)
Proceeds from the sale of portfolio loans	40,630	16,460
Acquisition of TCSB Bancorp Inc., less cash received	-	23,516
Proceeds from bank-owned life insurance	-	474
Proceeds from the sale of other real estate and repossessed assets	808	889
Capital expenditures	(1,542)	(2,033)
Net Cash Used in Investing Activities	(75,084)	(65,221)
Cash Flow From Financing Activities
Net increase in total deposits	65,457	92,273
Net increase (decrease) in other borrowings	550	(3,093)
Proceeds from Federal Home Loan Bank Advances	27,000	1,044,000
Payments of Federal Home Loan Bank Advances	(12,143)	(1,069,287)
Dividends paid	(8,458)	(6,823)
Proceeds from issuance of common stock	282	147
Repurchase of common stock	(25,782)	-
Share based compensation withholding obligation	(866)	(1,321)
Net Cash From Financing Activities	46,040	55,896
Net Increase (Decrease) in Cash and Cash Equivalents	(15,107)	3,973
Cash and Cash Equivalents at Beginning of Period	70,244	54,738
Cash and Cash Equivalents at End of Period	$55,137	$58,711
Cash paid during the period for
Interest	$13,188	$6,545
Income taxes	2,457	120
Operating leases	1,127	-
Transfers to other real estate and repossessed assets	1,420	641
Purchase of securities available for sale not yet settled	645	-
Securitization of portfolio loans	29,790	-
Right of use assets obtained in exchange for lease obligations	7,703	-
Transfer of loans to held for sale	-	13,216

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(Dollars in thousands, except per share amounts)
Balances at April 1, 2019	$374,678	$(23,135)	$(6,817)	$344,726
Net income, three months ended June 30, 2019	-	10,730	-	10,730
Cash dividends declared, $.18 per share	-	(4,212)	-	(4,212)
Repurchase of 1,063,901 shares of common stock	(23,252)	-	-	(23,252)
Share based compensation (issuance of 2,498 shares of common stock)	468	-	-	468
Other comprehensive income	-	-	2,386	2,386
Balances at June 30, 2019	$351,894	$(16,617)	$(4,431)	$330,846

Balances at April 1, 2018	$324,518	$(48,099)	$(8,502)	$267,917
Net income, three months ended June 30, 2018	-	8,817	-	8,817
Cash dividends declared, $.15 per share	-	(3,617)	-	(3,617)
Acquisition of TCSB Bancorp, Inc.	64,536	-	-	64,536
Issuance of 101,408 shares of common stock	134	-	-	134
Share based compensation (issuance of 7,444 shares of common stock)	441	-	-	441
Share based compensation withholding obligation (withholding of 50,057 shares of common stock)	(433)	-	-	(433)
Other comprehensive loss	-	-	(712)	(712)
Balances at June 30, 2018	$389,196	$(42,899)	$(9,214)	$337,083

Balances at January 1, 2019	$377,372	$(28,270)	$(10,108)	$338,994
Net income, six months ended June 30, 2019	-	20,111	-	20,111
Cash dividends declared, $.36 per share	-	(8,458)	-	(8,458)
Repurchase of 1,179,688 shares of common stock	(25,782)	-	-	(25,782)
Issuance of 68,399 shares of common stock	282	-	-	282
Share based compensation (issuance of 86,626 shares of common stock)	888	-	-	888
Share based compensation withholding obligation (withholding of 56,286 shares of common stock)	(866)	-	-	(866)
Other comprehensive income	-	-	5,677	5,677
Balances at June 30, 2019	$351,894	$(16,617)	$(4,431)	$330,846

Balances at January 1, 2018	$324,986	$(54,054)	$(5,999)	$264,933
Net income, six months ended June 30, 2018	-	17,978	-	17,978
Cash dividends declared, $.30 per share	-	(6,823)	-	(6,823)
Acquisition of TCSB Bancorp, Inc.	64,536	-	-	64,536
Issuance of 105,208 shares of common stock	147	-	-	147
Share based compensation (issuance of 81,919 shares of common stock)	848	-	-	848
Share based compensation withholding obligation (withholding of 87,385 shares of common stock)	(1,321)	-	-	(1,321)
Other comprehensive loss	-	-	(3,215)	(3,215)
Balances at June 30, 2018	$389,196	$(42,899)	$(9,214)	$337,083

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of June 30, 2019 and December 31, 2018, and the results of operations for the three and six-month periods ended June 30, 2019 and 2018.  The results of operations for the three and six-month periods ended June 30, 2019, are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.  Our critical accounting policies include the determination of the allowance for loan losses and the valuation of capitalized mortgage loan servicing rights.  Refer to our 2018 Annual Report on Form 10-K for a disclosure of our accounting policies.

2.  New Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”.  This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.  This ASU:

•
Replaces the existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost, which will reflect our estimate of credit losses over the full remaining expected life of the financial assets and will consider expected future changes in macroeconomic conditions.

•
Eliminates existing guidance for purchase credit impaired (“PCI”) loans, and requires recognition of the nonaccretable difference as an increase to the allowance for expected credit losses on financial assets purchased with more than insignificant credit deterioration since origination, which will be offset by an increase in the recorded investment of the related loans.

•
Requires inclusion of expected recoveries, limited to the cumulative amount of prior write-offs, when estimating the allowance for credit losses for in scope financial assets (including collateral dependent assets).

•
Amends existing impairment guidance for securities available for sale to incorporate an allowance, which will allow for reversals of credit impairments in the event that the credit of an issuer improves. Credit losses on securities available for sale are limited to the amount of the decline in fair value regardless of what the credit loss model would show for impairment.

•	Generally requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption.
•	Is effective for us on January 1, 2020.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We began evaluating this ASU in 2016 and established a company-wide, cross-discipline governance structure, which provides implementation oversight. We continue to test and refine our current expected credit loss models that satisfy the requirements of this ASU. Oversight and testing, as well as efforts to meet expanded disclosure requirements, will extend through the remainder of 2019.  We expect that the allowance related to our loans will increase as it will cover credit losses over the full remaining expected life of the portfolio. We currently intend to estimate losses over approximately a two year forecast period using the Federal Open Market Committee median economic projections (which are typically published in March of each year) as well as considering other economic forecast sources, and then revert to longer term historical loss experience to estimate losses over more extended periods. We currently expect the increase in the allowance for loan losses to be in the range of $9.5 million to $11.5 million, primarily driven by the longer contractual maturities of our mortgage and consumer installment loan segments.  This estimated range is based on our June 30, 2019 loan portfolio and currently available economic forecasts. The mid-point of the range utilizes a two year forecast period and a two year reversion period. This estimated range also includes a qualitative adjustment to the allowance for loan losses. In addition, we currently expect this ASU to increase the allowance for losses related to unfunded loan commitments between $0.5 million and $1.5 million. These estimates are subject to further refinement based on continuing reviews, testing, enhancements and approvals of models, methodologies and judgments. The ultimate impact will depend upon the nature and characteristics of our loan portfolio at the adoption date, the macroeconomic conditions and forecasts at that date, further regulatory or accounting guidance and other management judgments. We currently do not expect to record any allowance for loss on available for sale securities. The ultimate impact will depend upon the nature and characteristics of our securities available for sale (including issuer specific matters) at the adoption date, the macroeconomic conditions and forecasts at that date, and other management judgments.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3.  Securities

Securities available for sale consist of the following:

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(In thousands)
June 30, 2019
U.S. agency	$16,997	$200	$14	$17,183
U.S. agency residential mortgage-backed	135,853	1,541	377	137,017
U.S. agency commercial mortgage-backed	12,183	99	44	12,238
Private label mortgage-backed	29,617	588	76	30,129
Other asset backed	91,196	186	231	91,151
Obligations of states and political subdivisions	103,652	1,378	203	104,827
Corporate	32,964	929	11	33,882
Trust preferred	1,966	-	115	1,851
Foreign government	2,030	1	4	2,027
Total	$426,458	$4,922	$1,075	$430,305

December 31, 2018
U.S. agency	$20,198	$9	$193	$20,014
U.S. agency residential mortgage-backed	124,777	817	1,843	123,751
U.S. agency commercial mortgage-backed	5,909	1	184	5,726
Private label mortgage-backed	29,735	321	637	29,419
Other asset backed	83,481	86	248	83,319
Obligations of states and political subdivisions	130,244	257	2,946	127,555
Corporate	34,866	29	586	34,309
Trust preferred	1,964	-	145	1,819
Foreign government	2,050	-	36	2,014
Total	$433,224	$1,520	$6,818	$427,926

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our investments’ gross unrealized losses and fair values aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

June 30, 2019
U.S. agency	$-	$-	$4,427	$14	$4,427	$14
U.S. agency residential mortgage-backed	5,109	11	36,367	366	41,476	377
U.S. agency commercial mortgage-backed	-	-	4,322	44	4,322	44
Private label mortgage-backed	2,682	3	3,273	73	5,955	76
Other asset backed	38,729	140	9,794	91	48,523	231
Obligations of states and political subdivisions	9,211	15	27,595	188	36,806	203
Corporate	288	1	3,188	10	3,476	11
Trust preferred	941	60	910	55	1,851	115
Foreign government	-	-	1,526	4	1,526	4
Total	$56,960	$230	$91,402	$845	$148,362	$1,075

December 31, 2018
U.S. agency	$7,150	$46	$11,945	$147	$19,095	$193
U.S. agency residential mortgage-backed	18,374	180	48,184	1,663	66,558	1,843
U.S. agency commercial mortgage-backed	566	3	5,094	181	5,660	184
Private label mortgage-backed	8,273	57	16,145	580	24,418	637
Other asset backed	53,043	160	10,235	88	63,278	248
Obligations of states and political subdivisions	25,423	262	80,701	2,684	106,124	2,946
Corporate	17,758	343	9,222	243	26,980	586
Trust preferred	939	61	880	84	1,819	145
Foreign government	-	-	2,014	36	2,014	36
Total	$131,526	$1,112	$184,420	$5,706	$315,946	$6,818

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

U.S. agency, U.S. agency residential mortgage-backed securities and U.S. agency commercial mortgage backed securities — at June 30, 2019, we had 22 U.S. agency, 104 U.S. agency residential mortgage-backed and nine U.S. agency commercial mortgage-backed securities whose fair market value is less than amortized cost. The unrealized losses are largely attributed to increases in interest rates since acquisition and widening spreads to Treasury bonds. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Private label mortgage backed securities — at June 30, 2019, we had 11 of this type of security whose fair value is less than amortized cost. Unrealized losses are primarily due to credit spread widening and increases in interest rates since their acquisition.

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

Other asset backed — at June 30, 2019, we had 65 other asset backed securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and increases in interest rates since acquisition. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Obligations of states and political subdivisions — at June 30, 2019, we had 86 municipal securities whose fair value is less than amortized cost. The unrealized losses are primarily due to wider benchmark pricing spreads and increases in interest rates since acquisition. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Corporate — at June 30, 2019, we had five corporate securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and increases in interest rates since acquisition. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Trust preferred securities — at June 30, 2019, we had two trust preferred securities whose fair value is less than amortized cost. Both of our trust preferred securities are single issue securities issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities has suffered from credit spread widening. One of the securities is rated by a major rating agency as investment grade while the other one is non-rated. The non-rated issue is a relatively small bank and was never rated. The issuer of this non-rated trust preferred security, which had a total amortized cost of $1.0 million and total fair value of $0.94 million as of June 30, 2019, continues to have satisfactory credit metrics and make interest payments. As management does not intend to liquidate this security and it is more likely than not that we will not be required to sell this security prior to recovery of the unrealized loss, this decline is not deemed to be other than temporary.

Foreign government — at June 30, 2019, we had one foreign government security whose fair value is less than amortized cost. The unrealized loss is primarily due to increases in interest rates since acquisition. As management does not intend to liquidate this security and it is more likely than not that we will not be required to sell this security prior to recovery of this unrealized loss, this decline is not deemed to be other than temporary.

We recorded no credit related OTTI charges in our Condensed Consolidated Statements of Operations related to securities available for sale during the three and six month periods ended June 30, 2019 and 2018, respectively.

At June 30, 2019, three private label mortgage-backed securities had credit related OTTI and are summarized as follows:

	Senior Security	Super Senior Security	Senior Support Security	Total
	(In thousands)

Fair value	$713	$700	$17	$1,430
Amortized cost	595	521	-	1,116
Non-credit unrealized loss	-	-	-	-
Unrealized gain	118	179	17	314
Cumulative credit related OTTI	757	457	380	1,594

Each of these securities is receiving principal and interest payments similar to principal reductions in the underlying collateral. All three of these securities have unrealized gains at June 30, 2019. The original amortized cost (current amortized cost excluding cumulative credit related OTTI) for each of these securities has been permanently adjusted downward for previously recorded credit related OTTI. The unrealized loss (based on original amortized cost) for these securities is now less than previously recorded credit related OTTI amounts.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A roll forward of credit losses recognized in earnings on securities available for sale follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Balance at beginning of period	$1,594	$1,594	$1,594	$1,594
Additions to credit losses on securities for which no previous OTTI was recognized	-	-	-	-
Increases to credit losses on securities for which OTTI was previously recognized	-	-	-	-
Balance at end of period	$1,594	$1,594	$1,594	$1,594

The amortized cost and fair value of securities available for sale at June 30, 2019, by contractual maturity, follow:

	Amortized Cost	Fair Value
	(In thousands)
Maturing within one year	$13,478	$13,481
Maturing after one year but within five years	55,186	55,754
Maturing after five years but within ten years	50,659	51,759
Maturing after ten years	38,286	38,776
	157,609	159,770
U.S. agency residential mortgage-backed	135,853	137,017
U.S. agency commercial mortgage-backed	12,183	12,238
Private label mortgage-backed	29,617	30,129
Other asset backed	91,196	91,151
Total	$426,458	$430,305

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

Gains and losses realized on the sale of securities available for sale are determined using the specific identification method and are recognized on a trade-date basis.  A summary of proceeds from the sale of securities available for sale and gains and losses for the six month periods ending June 30, follows:

	Proceeds	Realized
		Gains	Losses
	(In thousands)
2019	$42,236	$169	$32
2018	$31,445	$81	$126

Certain preferred stocks which were all sold during the first quarter of 2019 had been classified as equity securities at fair value in our Condensed Consolidated Statement of Financial Condition.  During the six months ended June 30, 2019 and 2018 we recognized gains (losses) on these preferred stocks of $0.167 million and $(0.119) million, respectively, that are included in net gains (losses) on securities in the Condensed Consolidated Statements of Operations.  Zero and $(0.119) million of these gains (losses) during the six months ended June 30, 2019 and 2018, respectively relate to preferred stock still held at each respective period end.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4.  Loans

Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent and historical loss experience, current economic conditions and other pertinent factors.

An analysis of the allowance for loan losses by portfolio segment for the three months ended June 30, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2019
Balance at beginning of period	$7,518	$8,412	$1,251	$8,073	$25,254
Additions (deductions)
Provision for loan losses	475	(386)	209	354	652
Recoveries credited to the allowance	378	327	184	-	889
Loans charged against the allowance	(250)	(291)	(351)	-	(892)
Balance at end of period	$8,121	$8,062	$1,293	$8,427	$25,903

2018
Balance at beginning of period	$6,026	$8,621	$795	$7,629	$23,071
Additions (deductions)
Provision for loan losses	(362)	216	138	658	650
Recoveries credited to the allowance	434	177	235	-	846
Loans charged against the allowance	(25)	(718)	(320)	-	(1,063)
Balance at end of period	$6,073	$8,296	$848	$8,287	$23,504

An analysis of the allowance for loan losses by portfolio segment for the six months ended June 30, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2019
Balance at beginning of period	$7,090	$7,978	$895	$8,925	$24,888
Additions (deductions)
Provision for loan losses	895	187	732	(498)	1,316
Recoveries credited to the allowance	505	551	401	-	1,457
Loans charged against the allowance	(369)	(654)	(735)	-	(1,758)
Balance at end of period	$8,121	$8,062	$1,293	$8,427	$25,903

2018
Balance at beginning of period	$5,595	$8,733	$864	$7,395	$22,587
Additions (deductions)
Provision for loan losses	(497)	363	207	892	965
Recoveries credited to the allowance	1,040	357	463	-	1,860
Loans charged against the allowance	(65)	(1,157)	(686)	-	(1,908)
Balance at end of period	$6,073	$8,296	$848	$8,287	$23,504

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Allowance for loan losses and recorded investment in loans by portfolio segment follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
June 30, 2019
Allowance for loan losses:
Individually evaluated for impairment	$1,047	$4,715	$265	$-	$6,027
Collectively evaluated for impairment	7,074	3,347	1,028	8,427	19,876
Loans acquired with deteriorated credit quality	-	-	-	-	-
Total ending allowance for loan losses balance	$8,121	$8,062	$1,293	$8,427	$25,903

Loans
Individually evaluated for impairment	$8,082	$44,095	$3,258		$55,435
Collectively evaluated for impairment	1,169,792	1,046,177	441,859		2,657,828
Loans acquired with deteriorated credit quality	1,490	587	324		2,401
Total loans recorded investment	1,179,364	1,090,859	445,441		2,715,664
Accrued interest included in recorded investment	3,394	4,550	1,194		9,138
Total loans	$1,175,970	$1,086,309	$444,247		$2,706,526

December 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$1,305	$4,799	$206	$-	$6,310
Collectively evaluated for impairment	5,785	3,179	689	8,925	18,578
Loans acquired with deteriorated credit quality	-	-	-	-	-
Total ending allowance for loan losses balance	$7,090	$7,978	$895	$8,925	$24,888

Loans
Individually evaluated for impairment	$8,697	$46,394	$3,370		$58,461
Collectively evaluated for impairment	1,137,586	1,000,038	392,460		2,530,084
Loans acquired with deteriorated credit quality	1,609	555	349		2,513
Total loans recorded investment	1,147,892	1,046,987	396,179		2,591,058
Accrued interest included in recorded investment	3,411	4,097	1,030		8,538
Total loans	$1,144,481	$1,042,890	$395,149		$2,582,520

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                          (unaudited)

Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	90+ and Still Accruing	Non- Accrual	Total Non- Performing Loans
	(In thousands)
June 30, 2019
Commercial
Income producing - real estate	$-	$-	$-
Land, land development and construction - real estate	-	-	-
Commercial and industrial	-	803	803
Mortgage
1-4 family	-	4,142	4,142
Resort lending	-	720	720
Home equity - 1st lien	-	196	196
Home equity - 2nd lien	-	600	600
Installment
Home equity - 1st lien	-	168	168
Home equity - 2nd lien	-	220	220
Boat lending	-	278	278
Recreational vehicle lending	-	2	2
Other	-	234	234
Total recorded investment	$-	$7,363	$7,363
Accrued interest included in recorded investment	$-	$-	$-
December 31, 2018
Commercial
Income producing - real estate	$-	$-	$-
Land, land development and construction - real estate	-	-	-
Commercial and industrial	-	2,220	2,220
Mortgage
1-4 family	5	4,695	4,700
Resort lending	-	755	755
Home equity - 1st lien	-	159	159
Home equity - 2nd lien	-	419	419
Installment
Home equity - 1st lien	-	178	178
Home equity - 2nd lien	-	226	226
Boat lending	-	166	166
Recreational vehicle lending	-	7	7
Other	-	204	204
Total recorded investment	$5	$9,029	$9,034
Accrued interest included in recorded investment	$-	$-	$-

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An aging analysis of loans by class follows:

	Loans Past Due				Loans not Past Due	Total Loans
	30-59 days	60-89 days	90+ days	Total
	(In thousands)
June 30, 2019
Commercial
Income producing - real estate	$50	$-	$-	$50	$398,697	$398,747
Land, land development and construction - real estate	-	-	-	-	93,213	93,213
Commercial and industrial	132	37	705	874	686,530	687,404
Mortgage
1-4 family	4,488	1,663	1,734	7,885	851,775	859,660
Resort lending	484	238	433	1,155	73,578	74,733
Home equity - 1st lien	178	96	51	325	36,201	36,526
Home equity - 2nd lien	458	234	195	887	119,053	119,940
Installment
Home equity - 1st lien	97	1	11	109	6,320	6,429
Home equity - 2nd lien	188	19	113	320	5,431	5,751
Boat lending	287	24	32	343	197,315	197,658
Recreational vehicle lending	72	3	2	77	144,403	144,480
Other	200	46	172	418	90,705	91,123
Total recorded investment	$6,634	$2,361	$3,448	$12,443	$2,703,221	$2,715,664
Accrued interest included in recorded investment	$66	$32	$-	$98	$9,040	$9,138

December 31, 2018
Commercial
Income producing - real estate	$44	$-	$-	$44	$388,729	$388,773
Land, land development and construction - real estate	-	-	-	-	84,458	84,458
Commercial and industrial	1,538	-	-	1,538	673,123	674,661
Mortgage
1-4 family	1,608	194	4,882	6,684	833,760	840,444
Resort lending	252	-	755	1,007	80,774	81,781
Home equity - 1st lien	176	-	159	335	38,909	39,244
Home equity - 2nd lien	446	100	419	965	84,553	85,518
Installment
Home equity - 1st lien	200	55	197	452	6,985	7,437
Home equity - 2nd lien	111	24	226	361	6,683	7,044
Boat lending	316	295	166	777	169,117	169,894
Recreational vehicle lending	28	21	7	56	125,780	125,836
Other	241	131	204	576	85,392	85,968
Total recorded investment	$4,960	$820	$7,015	$12,795	$2,578,263	$2,591,058
Accrued interest included in recorded investment	$44	$11	$-	$55	$8,483	$8,538

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans are as follows:

	June 30, 2019	December 31, 2018
Impaired loans with no allocated allowance for loan losses	(In thousands)
Troubled debt restructurings (“TDR”)	$266	$-
Non - TDR	500	-
Impaired loans with an allocated allowance for loan losses
TDR - allowance based on collateral	1,611	2,787
TDR - allowance based on present value cash flow	50,262	53,258
Non - TDR - allowance based on collateral	2,536	2,145
Total impaired loans	$55,175	$58,190

Amount of allowance for loan losses allocated
TDR - allowance based on collateral	$272	$769
TDR - allowance based on present value cash flow	4,874	4,849
Non - TDR - allowance based on collateral	881	692
Total amount of allowance for loan losses allocated	$6,027	$6,310

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans by class are as follows:

	June 30, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance For Loan Losses	Recorded Investment	Unpaid Principal Balance	Related Allowance For Loan Losses
With no related allowance for loan losses recorded:	(In thousands)
Commercial
Income producing - real estate	$-	$-	$-	$-	$-	$-
Land, land development & construction-real estate	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Mortgage
1-4 family	613	800	-	3	474	-
Resort lending	-	-	-	-	-	-
Home equity - 1st lien	-	-	-	-	-	-
Home equity - 2nd lien	-	-	-	-	-	-
Installment
Home equity - 1st lien	-	-	-	1	122	-
Home equity - 2nd lien	-	16	-	-	-	-
Boat lending	-	5	-	-	5	-
Recreational vehicle lending	-	-	-	-	-	-
Other	-	15	-	-	15	-
	613	836	-	4	616	-
With an allowance for loan losses recorded:
Commercial
Income producing - real estate	$5,874	$5,863	518	4,770	4,758	303
Land, land development & construction-real estate	290	288	31	290	289	35
Commercial and industrial	1,918	2,184	498	3,637	3,735	967
Mortgage
1-4 family	30,411	32,568	3,171	32,842	34,427	2,859
Resort lending	12,392	12,704	1,397	13,328	13,354	1,927
Home equity - 1st lien	125	187	26	65	64	4
Home equity - 2nd lien	554	564	121	156	155	9
Installment
Home equity - 1st lien	1,264	1,440	77	1,440	1,524	89
Home equity - 2nd lien	1,434	1,442	100	1,471	1,491	92
Boat lending	32	48	11	-	-	-
Recreational vehicle lending	51	51	4	79	79	4
Other	477	553	73	379	406	21
	54,822	57,892	6,027	58,457	60,282	6,310
Total
Commercial
Income producing - real estate	5,874	5,863	518	4,770	4,758	303
Land, land development & construction-real estate	290	288	31	290	289	35
Commercial and industrial	1,918	2,184	498	3,637	3,735	967
Mortgage
1-4 family	31,024	33,368	3,171	32,845	34,901	2,859
Resort lending	12,392	12,704	1,397	13,328	13,354	1,927
Home equity - 1st lien	125	187	26	65	64	4
Home equity - 2nd lien	554	564	121	156	155	9
Installment
Home equity - 1st lien	1,264	1,440	77	1,441	1,646	89
Home equity - 2nd lien	1,434	1,458	100	1,471	1,491	92
Boat lending	32	53	11	-	5	-
Recreational vehicle lending	51	51	4	79	79	4
Other	477	568	73	379	421	21
Total	$55,435	$58,728	$6,027	$58,461	$60,898	$6,310

Accrued interest included in recorded investment	$260			$271

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Average recorded investment in and interest income earned on impaired loans by class for the three month periods ending June 30, follows:

	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance for loan losses recorded:	(In thousands)
Commercial
Income producing - real estate	$-	$-	$-	$-
Land, land development & construction-real estate	-	-	1,201	-
Commercial and industrial	-	-	509	9
Mortgage
1-4 family	484	2	138	3
Resort lending	-	-	-	-
Home equity - 1st lien	-	-	-	-
Home equity - 2nd lien	-	-	-	-
Installment
Home equity - 1st lien	-	-	1	2
Home equity - 2nd lien	-	-	-	-
Boat lending	-	-	-	-
Recreational vehicle lending	-	-	-	-
Other	-	-	-	1
	484	2	1,849	15
With an allowance for loan losses recorded:
Commercial
Income producing - real estate	5,297	81	5,142	70
Land, land development & construction-real estate	290	2	155	2
Commercial and industrial	2,418	16	2,522	34
Mortgage				-
1-4 family	31,364	414	35,345	431
Resort lending	12,680	147	15,098	150
Home equity - 1st lien	122	2	111	1
Home equity - 2nd lien	556	3	167	1
Installment
Home equity - 1st lien	1,326	19	1,596	25
Home equity - 2nd lien	1,453	19	1,746	25
Boat lending	67	-	1	-
Recreational vehicle lending	67	-	86	1
Other	479	5	414	7
	56,119	708	62,383	747
Total
Commercial
Income producing - real estate	5,297	81	5,142	70
Land, land development & construction-real estate	290	2	1,356	2
Commercial and industrial	2,418	16	3,031	43
Mortgage
1-4 family	31,848	416	35,483	434
Resort lending	12,680	147	15,098	150
Home equity - 1st lien	122	2	111	1
Home equity - 2nd lien	556	3	167	1
Installment
Home equity - 1st lien	1,326	19	1,597	27
Home equity - 2nd lien	1,453	19	1,746	25
Boat lending	67	-	1	-
Recreational vehicle lending	67	-	86	1
Other	479	5	414	8
Total	$56,603	$710	$64,232	$762

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Average recorded investment in and interest income earned on impaired loans by class for the six month periods ending June 30, follows:

	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance for loan losses recorded:	(In thousands)
Commercial
Income producing - real estate	$-	$-	$-	$-
Land, land development & construction-real estate	-	-	801	-
Commercial and industrial	-	-	514	13
Mortgage
1-4 family	324	2	92	9
Resort lending	-	-	-	-
Home equity - 1st lien	-	-	-	-
Home equity - 2nd lien	-	-	-	-
Installment
Home equity - 1st lien	-	-	1	4
Home equity - 2nd lien	-	-	-	-
Boat lending	-	-	-	-
Recreational vehicle lending	-	-	-	-
Other	-	-	-	1
	324	2	1,408	27
With an allowance for loan losses recorded:
Commercial
Income producing - real estate	5,121	146	5,160	138
Land, land development & construction-real estate	290	4	159	4
Commercial and industrial	2,824	36	2,526	66
Mortgage
1-4 family	31,857	860	35,846	889
Resort lending	12,896	322	15,391	314
Home equity - 1st lien	103	3	131	3
Home equity - 2nd lien	423	6	171	3
Installment
Home equity - 1st lien	1,364	43	1,619	54
Home equity - 2nd lien	1,459	41	1,762	52
Boat lending	44	-	1	-
Recreational vehicle lending	71	1	87	2
Other	446	11	407	13
	56,898	1,473	63,260	1,538
Total
Commercial
Income producing - real estate	5,121	146	5,160	138
Land, land development & construction-real estate	290	4	960	4
Commercial and industrial	2,824	36	3,040	79
Mortgage
1-4 family	32,181	862	35,938	898
Resort lending	12,896	322	15,391	314
Home equity - 1st lien	103	3	131	3
Home equity - 2nd lien	423	6	171	3
Installment
Home equity - 1st lien	1,364	43	1,620	58
Home equity - 2nd lien	1,459	41	1,762	52
Boat lending	44	-	1	-
Recreational vehicle lending	71	1	87	2
Other	446	11	407	14
Total	$57,222	$1,475	$64,668	$1,565

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance.

TDRs follow:

	June 30, 2019
	Commercial	Retail (1)		Total
		(In thousands)
Performing TDRs	$7,166	$42,136		$49,302
Non-performing TDRs (2)	54	2,783	(3)	2,837
Total	$7,220	$44,919		$52,139

	December 31, 2018
	Commercial	Retail (1)		Total
		(In thousands)
Performing TDRs	$6,460	$46,627		$53,087
Non-performing TDRs (2)	74	2,884	(3)	2,958
Total	$6,534	$49,511		$56,045

(1)	Retail loans include mortgage and installment loan segments.
(2)	Included in non-performing loans table above.
(3)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

We allocated $5.1 million and $5.6 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2019 and December 31, 2018, respectively.

During the six months ended June 30, 2019 and 2018, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans generally included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the three-month periods ended June 30 follow:

	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
	(Dollars in thousands)
2019
Commercial
Income producing - real estate	2	$1,329	$1,329
Land, land development & construction-real estate	-	-	-
Commercial and industrial	-	-	-
Mortgage
1-4 family	1	506	505
Resort lending	-	-	-
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	1	25	26
Home equity - 2nd lien	3	75	76
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	-	-	-
Total	7	$1,935	$1,936

2018
Commercial
Income producing - real estate	-	$-	$-
Land, land development & construction-real estate	-	-	-
Commercial and industrial	2	153	153
Mortgage
1-4 family	1	66	69
Resort lending	-	-	-
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	2	90	91
Home equity - 2nd lien	1	32	32
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	1	41	41
Total	7	$382	$386

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the six-month periods ended June 30 follow:

	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
	(Dollars in thousands)
2019
Commercial
Income producing - real estate	2	$1,329	$1,329
Land, land development & construction-real estate	-	-	-
Commercial and industrial	1	49	49
Mortgage
1-4 family	2	787	786
Resort lending	-	-	-
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	2	49	51
Home equity - 2nd lien	4	111	112
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	-	-	-
Total	11	$2,325	$2,327

2018
Commercial
Income producing - real estate	1	$67	$67
Land, land development & construction-real estate	-	-	-
Commercial and industrial	5	587	587
Mortgage
1-4 family	4	294	280
Resort lending	-	-	-
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	5	188	190
Home equity - 2nd lien	2	93	93
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	2	76	73
Total	19	$1,305	$1,290

The troubled debt restructurings described above for 2019 increased the allowance for loan losses by $0.04 million and resulted in zero charge offs during the three months ended June 30, 2019, and increased the allowance for loan losses by $0.05 million and resulted in zero charge offs during the six months ended June 30, 2019.

The troubled debt restructurings described above for 2018 increased the allowance for loan losses by $0.04 million and resulted in zero charge offs during the three months ended June 30, 2018, and increased the allowance for loan losses by $0.01 million and resulted in zero charge offs during the six months ended June 30, 2018.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

There were no troubled debt restructurings that subsequently defaulted within twelve months following the modification during the three and six months periods ended June 30, 2019 and 2018.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes loan ratings by loan class for our commercial loan segment:

	Commercial
	Non-watch 1-6	Watch 7-8	Substandard Accrual 9	Non- Accrual 10-11	Total
			(In thousands)
June 30, 2019
Income producing - real estate	$382,198	$15,777	$772	$-	$398,747
Land, land development and construction - real estate	83,971	8,467	775	-	93,213
Commercial and industrial	634,098	48,598	3,905	803	687,404
Total	$1,100,267	$72,842	$5,452	$803	$1,179,364
Accrued interest included in total	$3,158	$219	$17	$-	$3,394

December 31, 2018
Income producing - real estate	$375,142	$13,387	$200	$44	$388,773
Land, land development and construction - real estate	76,120	8,328	-	10	84,458
Commercial and industrial	631,248	35,469	5,577	2,367	674,661
Total	$1,082,510	$57,184	$5,777	$2,421	$1,147,892
Accrued interest included in total	$3,107	$174	$130	$-	$3,411

For each of our mortgage and installment segment classes, we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated semi-annually.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables summarize credit scores by loan class for our mortgage and installment loan segments:

	Mortgage (1)
	1-4 Family	Resort Lending	Home Equity 1st Lien	Home Equity 2nd Lien	Total
	(In thousands)
June 30, 2019
800 and above	$110,599	$11,748	$5,783	$12,623	$140,753
750-799	391,241	32,894	15,624	52,785	492,544
700-749	195,867	15,747	9,584	33,377	254,575
650-699	89,819	8,074	3,623	13,055	114,571
600-649	31,668	2,597	663	4,212	39,140
550-599	16,755	1,465	652	1,929	20,801
500-549	11,333	684	325	1,148	13,490
Under 500	4,192	81	272	392	4,937
Unknown	8,186	1,443	-	419	10,048
Total	$859,660	$74,733	$36,526	$119,940	$1,090,859
Accrued interest included in total	$3,503	$367	$176	$504	$4,550

December 31, 2018
800 and above	$94,492	$10,898	$6,784	$8,838	$121,012
750-799	384,344	36,542	17,303	38,295	476,484
700-749	202,440	17,282	9,155	23,249	252,126
650-699	91,847	9,945	3,987	8,681	114,460
600-649	34,342	3,088	959	3,359	41,748
550-599	13,771	1,867	427	1,236	17,301
500-549	8,439	106	418	826	9,789
Under 500	2,533	143	98	381	3,155
Unknown	8,236	1,910	113	653	10,912
Total	$840,444	$81,781	$39,244	$85,518	$1,046,987
Accrued interest included in total	$3,079	$363	$199	$456	$4,097

(1)	Credit scores have been updated within the last twelve months.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Installment(1)
	Home Equity 1st Lien	Home Equity 2nd Lien	Boat Lending	Recreational Vehicle Lending	Other	Total
	(In thousands)
June 30, 2019
800 and above	$449	$231	$26,585	$22,213	$6,683	$56,161
750-799	1,219	1,517	115,402	85,635	34,760	238,533
700-749	1,390	1,224	41,608	28,261	23,945	96,428
650-699	1,496	1,161	10,612	5,728	10,426	29,423
600-649	993	730	1,879	1,767	2,954	8,323
550-599	550	573	831	653	853	3,460
500-549	313	217	486	181	859	2,056
Under 500	19	55	229	42	187	532
Unknown	-	43	26	-	10,456	10,525
Total	$6,429	$5,751	$197,658	$144,480	$91,123	$445,441
Accrued interest included in total	$23	$19	$493	$368	$291	$1,194

December 31, 2018
800 and above	$555	$235	$20,767	$20,197	$6,272	$48,026
750-799	1,502	1,642	100,191	74,154	31,483	208,972
700-749	1,582	1,682	35,455	24,890	24,369	87,978
650-699	1,606	1,217	10,581	4,918	9,840	28,162
600-649	996	1,272	1,657	992	2,751	7,668
550-599	759	658	652	453	838	3,360
500-549	384	229	286	225	651	1,775
Under 500	51	6	266	7	218	548
Unknown	2	103	39	-	9,546	9,690
Total	$7,437	$7,044	$169,894	$125,836	$85,968	$396,179
Accrued interest included in total	$28	$25	$403	$311	$263	$1,030
(1)	Credit scores have been updated within the last twelve months.

Foreclosed residential real estate properties included in other real estate and repossessed assets on our Condensed Consolidated Statements of Financial Condition totaled $1.2 million at both June 30, 2019 and December 31, 2018, respectively.  Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $0.6 million and $0.3 million at June 30, 2019 and December 31, 2018, respectively.

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

During the first quarter of 2018, we sold $16.5 million, of residential fixed and adjustable rate portfolio mortgage loans servicing retained to another financial institution and recognized a gain on sale of $0.05 million.  These mortgage loans were sold primarily for asset/liability management purposes.

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

As a result of our acquisition of TCSB Bancorp, Inc. (“TCSB”) (see note #17) we purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. For these loans that meet the criteria of ASC 310-30 treatment, the carrying amount was as follows:

	June 30, 2019	December 31, 2018
	(In thousands)
Commercial	$1,490	$1,609
Mortgage	587	555
Installment	324	349
Total carrying amount	2,401	2,513
Allowance for loan losses	-	-
Carrying amount, net of allowance for loan losses	$2,401	$2,513

The accretable difference on PCI loans is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans. Accretion recorded as loan interest income is included in the table below.  Accretable yield of PCI loans, or income expected to be collected follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
	(In thousands)		(In thousands)

Balance at beginning of period	$788	$-	$462	$-
New loans purchased	-	568	-	568
Accretion recorded as loan interest income	(39)	(35)	(78)	(35)
Reclassification from (to) nonaccretable difference	-	-	365	-
Displosals/other adjustments	-	-	-	-
Balance at end of period	$749	$533	$749	$533

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.    Shareholders’ Equity and Earnings Per Common Share

In December, 2018, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) to buy back up to 5% of our outstanding common stock through December 31, 2019.  During the first six months of 2019, we completed the repurchase of 5% of our outstanding common shares.  In June 2019, our Board of Directors authorized a 300,000 share expansion of the 2019 repurchase plan.  We expect to accomplish any remaining repurchases through open market transactions, though we could execute repurchases through other means, such as privately negotiated transactions.  The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, regulatory requirements, potential alternative uses for capital, and our financial performance. The Repurchase Plan does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund any repurchases from cash on hand.  During the six month periods ended June 30, 2019 and 2018 repurchases were made totaling 1,179,688 shares and zero shares of common stock, respectively for an aggregate purchase price of $25.8 million and zero, respectively.

A reconciliation of basic and diluted net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net income	$10,730	$8,817	$20,111	$17,978

Weighted average shares outstanding (1)	23,036	24,109	23,310	22,745
Stock units for deferred compensation plan for non-employee directors	128	126	130	125
Effect of stock options	112	224	119	179
Performance share units	37	51	39	50
Weighted average shares outstanding for calculation of diluted earnings per share	23,313	24,510	23,598	23,099

Net income per common share
Basic (1)	$0.47	$0.37	$0.86	$0.79
Diluted	$0.46	$0.36	$0.85	$0.78

(1)Basic net income per common share includes weighted average common shares outstanding during the period and participating share awards.

Weighted average stock options outstanding that were not considered in computing diluted net income per common share because they were anti-dilutive were zero for the three and six month periods ended June 30, 2019 and 2018, respectively.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our derivative financial instruments according to the type of hedge in which they are designated follows:

	June 30, 2019
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)

Fair value hedge designation - Pay-fixed interest rate swap agreements	$7,117	9.9	$(203)

Cash flow hedge designation
Pay-fixed interest rate swap agreements	$25,000	2.1	$(171)
Interest rate cap agreements	150,000	3.1	576
Total	$175,000	3.0	$405

No hedge designation
Rate-lock mortgage loan commitments	$81,784	0.1	$2,147
Mandatory commitments to sell mortgage loans	141,434	0.1	(334)
Pay-fixed interest rate swap agreements - commercial	108,895	5.3	(3,179)
Pay-variable interest rate swap agreements - commercial	108,895	5.3	3,179
Purchased options	3,095	2.0	171
Written options	3,035	2.0	(170)
Total	$447,138	2.7	$1,814

	December 31, 2018
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Cash flow hedge designation
Pay-fixed interest rate swap agreements	$25,000	2.6	$280
Interest rate cap agreements	150,000	3.6	2,245
Total	$175,000	3.5	$2,525

No hedge designation
Rate-lock mortgage loan commitments	$32,473	0.1	$687
Mandatory commitments to sell mortgage loans	57,583	0.1	(383)
Pay-fixed interest rate swap agreements - commercial	94,451	5.5	405
Pay-variable interest rate swap agreements - commercial	94,451	5.5	(405)
Purchased options	3,095	2.5	116
Written options	3,095	2.5	(116)
Total	$285,148	3.7	$304

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We use variable-rate and short-term fixed-rate (less than 12 months) debt obligations to fund a portion of our Condensed Consolidated Statements of Financial Condition, which exposes us to variability in interest rates. To meet our asset/liability management objectives, we may periodically enter into derivative financial instruments to mitigate exposure to fluctuations in cash flows resulting from changes in interest rates (“Cash Flow Hedges”).  Cash Flow Hedges included certain pay-fixed interest rate swaps and interest rate cap agreements.  Pay-fixed interest rate swaps convert the variable-rate cash flows on debt obligations to fixed-rates.  Under interest-rate cap agreements, we will receive cash if interest rates rise above a predetermined level. As a result, we effectively have variable-rate debt with an established maximum rate. We pay an upfront premium on interest rate caps which is recognized in earnings in the same period in which the hedged item affects earnings.  Unrecognized premiums from interest rate caps aggregated to $2.5 million at June 30, 2019 and $2.7 million at December 31, 2018.

We record the fair value of Cash Flow Hedges in accrued income and other assets and accrued expenses and other liabilities on our Condensed Consolidated Statements of Financial Condition.  On an ongoing basis, we adjust our Condensed Consolidated Statements of Financial Condition to reflect the then current fair value of Cash Flow Hedges.  The related gains or losses are reported in other comprehensive income or loss and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged items (variable-rate debt obligations) affect earnings.  It is anticipated that approximately $0.12 million, of unrealized gains on Cash Flow Hedges at June 30, 2019 will be reclassified to earnings over the next twelve months.  To the extent that the Cash Flow Hedges are not effective, the ineffective portion of the Cash Flow Hedges is immediately recognized in interest expense.  The maximum term of the Cash Flow Hedge at June 30, 2019 is 4.3 years.

Beginning in the second quarter of 2019 we entered into a pay-fixed interest rate swap to protect a portion of the fair value of a certain fixed rate commercial loan (“Fair Value Hedge”).  As a result, changes in the fair value of the pay-fixed interest rate swap is expected to offset changes in the fair value of the fixed rate commercial loan due to fluctuations in interest rates.  We record the fair value of Fair Value Hedges in accrued income and other assets and accrued expenses and other liabilities on our Condensed Consolidated Statements of Financial Condition.  The hedged item (fixed rate commercial loan) is also recorded at fair value which offsets the adjustment to the Fair Value Hedge.  On an ongoing basis, we adjust our Condensed Consolidated Statements of Financial Condition to reflect the then current fair value of both the Fair Value Hedge and the hedged item.  The related gains or losses are reported in interest income – interest and fees on loans in our Condensed Consolidated Statements of Operations.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	June 30, 2019		December 31, 2018		June 30, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments
Pay-fixed interest rate swap agreements	Other assets	$-	Other assets	$280	Other liabilities	$374	Other liabilities	$-
Interest rate cap agreements	Other assets	576	Other assets	2,245	Other liabilities	-	Other liabilities	-
		576		2,525		374		-

Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	2,147	Other assets	687	Other liabilities	-	Other liabilities	-
Mandatory commitments to sell mortgage loans	Other assets	-	Other assets	-	Other liabilities	334	Other liabilities	383
Pay-fixed interest rate swap agreements -commercial	Other assets	80	Other assets	1,116	Other liabilities	3,259	Other liabilities	711
Pay-variable interest rate swap agreements -commercial	Other assets	3,259	Other assets	711	Other liabilities	80	Other liabilities	1,116
Purchased options	Other assets	171	Other assets	116	Other liabilities	-	Other liabilities	-

Written options	Other assets	-	Other assets	-	Other liabilities	170	Other liabilities	116
		5,657		2,630		3,843		2,326
Total derivatives		$6,233		$5,155		$4,217		$2,326

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

Three Month Periods Ended June 30,
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective	Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Recognized	Gain (Loss) Recognized in Income (1)
	2019	2018	Portion)	2019	2018	in Income (1)	2019	2018
				(In thousands)
Fair Value Hedges
Pay-fixed interest rate swap agreements						Interest income	$(203)	$-
Cash Flow Hedges
Interest rate cap agreements	$(489)	$244	Interest expense	$115	$45	Interest expense	$-	$-
Pay-fixed interest rate swap agreements	(267)	83	Interest expense	27	8	Interest expense	-	(24)
Total	$(756)	$327		$142	$53		$-	$(24)

No hedge designation
Rate-lock mortgage loan commitments						Net gains on mortgage loans	$831	$244
Mandatory commitments to sell mortgage loans						Net gains on mortgage loans	(125)	(110)
Pay-fixed interest rate swap agreements -commercial						Interest income	(2,437)	487
Pay-variable interest rate swap agreements -commercial						Interest income	2,437	(487)
Pay-variable interest rate swap agreements						Interest expense	-	36
Purchased options						Interest expense	(31)	(6)
Written options						Interest expense	30	6
Total							$705	$170

(1)	For cash flow hedges, this location and amount refers to the ineffective portion.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Six Month Periods Ended June 30,
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective	Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Recognized	Gain (Loss) Recognized in Income (1)
	2019	2018	Portion)	2019	2018	in Income (1)	2019	2018
				(In thousands)

Fair Value Hedges
Pay-fixed interest rate swap agreements						Interest income	$(203)	$-
Cash Flow Hedges
Interest rate cap agreements	$(1,274)	$757	Interest expense	$233	$52	Interest expense	$-	$-
Pay-fixed interest rate swap agreements	(394)	254	Interest expense	58	7	Interest expense	-	(12)
Total	$(1,668)	$1,011		$291	$59		$-	$(12)

No hedge designation
Rate-lock mortgage loan commitments						Net gains on mortgage loans	$1,460	$672
Mandatory commitments to sell mortgage loans						Net gains on mortgage loans	49	(270)
Pay-fixed interest rate swap agreements -commercial						Interest income	(3,584)	1,543
Pay-variable interest rate swap agreements -commercial						Interest income	3,584	(1,543)
Pay-variable interest rate swap agreements						Interest expense	-	36
Purchased options						Interest expense	55	(99)
Written options						Interest expense	(54)	99
Total							$1,510	$438

(1)	For cash flow hedges, this location and amount refers to the ineffective portion.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7.    Goodwill and other Intangibles

The following table summarizes intangible assets, net of amortization:

	June 30, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets - core deposits	$11,916	$6,046	$11,916	$5,501
Unamortized intangible assets - goodwill	$28,300		$28,300

A summary of estimated core deposit intangible amortization at June 30, 2019 follows:

(In thousands)

Six months ending December 31, 2019	$544
2020	1,020
2021	970
2022	785
2023	547
2024 and thereafter	2,004
Total	$5,870

8.    Share Based Compensation

We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.5 million shares of common stock as of June 30, 2019.  The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.2 million shares of common stock as of June 30, 2019. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.

During the three month periods ended June 30, 2019 and 2018 pursuant to our long-term incentive plan, we granted 0.004 million and 0.009 million shares of restricted stock to certain officers.  For both six month periods ended June 30, 2019 and 2018, pursuant to our long-term incentive plan, we granted 0.05 million shares of restricted stock and 0.02 million performance stock units (“PSU”) to certain officers.  Except for 0.002 million shares of restricted stock issued during the first quarters of 2019 and 2018 that vest ratably over three years, the shares of restricted stock and PSUs cliff vest after a period of three years.  The performance feature of the PSUs is based on a comparison of our total shareholder return over the three year period starting on the grant date to the total shareholder return over that period for a banking index of our peers.

Our directors may elect to receive a portion of their quarterly cash retainer fees in the form of common stock (either on a current basis or on a deferred basis pursuant to the non-employee director stock purchase plan referenced above). Shares equal in value to that portion of each director’s fees that he or she has elected to receive in stock are issued each quarter and vest immediately.  We issued 0.005 million shares during each six month period ended June 30, 2019 and 2018 pursuant to this plan and expensed their value during those same periods.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Total compensation expense recognized for grants pursuant to our long-term incentive plan was $0.4 million and $0.8 million during the three and six month periods ended June 30, 2019, respectively, and was $0.4 million and $0.7 million during the same periods in 2018, respectively.  The corresponding tax benefit relating to this expense was $0.1 million and $0.2 million for the three and six month periods ended June 30, 2019, respectively and $0.1 million and $0.2 million for the same periods in 2018. Total expense recognized for non-employee director share based payments was $0.06 million and $0.11 million during the three and six month periods ended June 30, 2019, respectively, and was $0.05 million and $0.11 million during the same periods in 2018, respectively.  The corresponding tax benefit relating to this expense was $0.01 million and $0.02 million for the three and six month periods ended June 30, 2019, respectively and $0.01 million and $0.02 million during the same periods in 2018.

At June 30, 2019, the total expected compensation cost related to non-vested restricted stock and PSUs not yet recognized was $2.7 million.  The weighted-average period over which this amount will be recognized is 2.0 years.

A summary of outstanding stock option grants and related transactions follows:

	Number of Shares	Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregated Intrinsic Value
				(In thousands)
Outstanding at January 1, 2019	211,421	$6.48
Granted	-
Exercised	(68,399)	10.16
Forfeited	-
Expired	(558)	22.35
Outstanding at June 30, 2019	142,464	$4.66	3.5	$2,442

Vested and expected to vest at
June 30, 2019	142,464	$4.66	3.5	$2,442
Exercisable at June 30, 2019	142,464	$4.66	3.5	$2,442

A summary of outstanding non-vested restricted stock and PSUs and related transactions follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2019	258,419	$19.00
Granted	78,283	22.98
Vested	(85,788)	14.55
Forfeited	(11,475)	22.91
Outstanding at June 30, 2019	239,439	$21.72

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Certain information regarding options exercised during the periods follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Intrinsic value	$-	$1,596	$836	$1,674
Cash proceeds received	$-	$971	$695	$984
Tax benefit realized	$-	$336	$176	$352

9.    Income Tax

Income tax expense was $2.7 million and $2.1 million during the three month periods ended June 30, 2019 and 2018, respectively and $4.9 million and $4.1 million during the six months ended June 30, 2019 and 2018, respectively.  Our actual federal income tax expense is different than the amount computed by applying our statutory income tax rate to our income before income tax primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance.  In addition, the three and six month periods ending June 30, 2019 include reductions of zero and $0.2 million, respectively, of income tax expense related to the impact of the excess value of stock awards that vested and stock options that were exercised as compared to the initial fair values that were expensed.  These amounts during the same periods in 2018 were $0.1 million and $0.3 million, respectively.

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at June 30, 2019, June 30, 2018 and December 31, 2018 that the realization of substantially all of our deferred tax assets continues to be more likely than not.

At both June 30, 2019 and December 31, 2018, we had approximately $0.6 million, of gross unrecognized tax benefits.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2019.

10.  Regulatory Matters

Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits.  As of June 30, 2019, the Bank had positive undivided profits of $32.6 million.  It is not our intent to have dividends paid in amounts that would reduce the capital of our Bank to levels below those which we consider prudent and in accordance with guidelines of regulatory authorities.

We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can result in certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our interim condensed consolidated financial statements. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of June 30, 2019 and December 31, 2018, categorized our Bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our actual capital amounts and ratios follow (1):

	Actual		Minimum for Adequately Capitalized Institutions		Minimum for Well-Capitalized Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

June 30, 2019
Total capital to risk-weighted assets
Consolidated	$360,894	13.36%	$216,166	8.00%	NA	NA
Independent Bank	346,015	12.81	216,074	8.00	$270,093	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$333,508	12.34%	$162,125	6.00%	NA	NA
Independent Bank	318,629	11.80	162,056	6.00	$216,074	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$295,310	10.93%	$121,594	4.50%	NA	NA
Independent Bank	318,629	11.80	121,542	4.50	$175,561	6.50%

Tier 1 capital to average assets
Consolidated	$333,508	9.95%	$134,131	4.00%	NA	NA
Independent Bank	318,629	9.50	134,138	4.00	$167,673	5.00%

December 31, 2018
Total capital to risk-weighted assets
Consolidated	$371,603	14.25%	$208,572	8.00%	NA	NA
Independent Bank	337,227	12.94	208,456	8.00	$260,569	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$345,419	13.25%	$156,429	6.00%	NA	NA
Independent Bank	311,043	11.94	156,342	6.00	$208,456	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$307,255	11.79%	$117,322	4.50%	NA	NA
Independent Bank	311,043	11.94	117,256	4.50	$169,370	6.50%

Tier 1 capital to average assets
Consolidated	$345,419	10.47%	$131,930	4.00%	NA	NA
Independent Bank	311,043	9.44	131,778	4.00	$164,723	5.00%

(1) These ratios do not reflect a capital conservation buffer of 2.50% and 1.875% at June 30, 2019 and December 31, 2018, respectfully.
NA - Not applicable

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
	(In thousands)
Total shareholders’ equity	$330,846	$338,994	$354,165	$341,496
Add (deduct)
Accumulated other comprehensive (income) loss for regulatory purposes	(1,366)	4,311	(1,366)	4,311
Goodwill and other intangibles	(34,170)	(34,715)	(34,170)	(34,715)
Disallowed deferred tax assets	-	(1,335)	-	(49)
Common equity tier 1 capital	295,310	307,255	318,629	311,043
Qualifying trust preferred securities	38,198	38,164	-	-
Tier 1 capital	333,508	345,419	318,629	311,043
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	27,386	26,184	27,386	26,184
Total risk-based capital	$360,894	$371,603	$346,015	$337,227

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

Impaired loans with specific loss allocations based on collateral value:  From time to time, certain loans are considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. We measure our investment in an impaired loan based on one of three methods: the loan’s observable market price, the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring an allowance for loan losses represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2019 and December 31, 2018, all of our impaired loans were evaluated based on either the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. When the fair value of the collateral is based on an appraised value or when an appraised value is not available we record the impaired loan as nonrecurring Level 3.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and thus will typically result in a Level 3 classification of the inputs for determining fair value.

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
	(In thousands)
June 30, 2019:
Measured at Fair Value on a Recurring Basis
Assets
Securities available for sale
U.S. agency	$17,183	$-	$17,183	$-
U.S. agency residential mortgage-backed	137,017	-	137,017	-
U.S. agency commercial mortgage-backed	12,238	-	12,238	-
Private label mortgage-backed	30,129	-	30,129	-
Other asset backed	91,151	-	91,151	-
Obligations of states and political subdivisions	104,827	-	104,827	-
Corporate	33,882	-	33,882	-
Trust preferred	1,851	-	1,851	-
Foreign government	2,027	-	2,027	-
Loans held for sale, carried at fair value	62,883	-	62,883	-
Capitalized mortgage loan servicing rights	17,894	-	-	17,894
Derivatives (1)	6,233	-	6,233	-
Liabilities
Derivatives (2)	4,217	-	4,217	-

Measured at Fair Value on a Non-recurring Basis:
Assets
Impaired loans (3)
Commercial
Income producing - real estate	116	-	-	116
Land, land development & construction-real estate	1,198	-	-	1,198
Commercial and industrial	106	-	-	106
Mortgage
1-4 family	839	-	-	839
Resort lending	360	-	-	360
Home equity - 1st lien	41	-	-	41
Home equity - 2nd lien	182	-	-	182
Installment
Home equity - 1st lien	2	-	-	2
Home equity - 2nd lien	31	-	-	31
Boat lending	21	-	-	21
Recreational vehicle lending	1	-	-	1
Other	97	-	-	97
Other real estate (4)
Mortgage
1-4 family	8	-	-	8
Home equity - 2nd lien	59	-	-	59

(1)	Included in accrued income and other assets
(2)	Included in accrued expenses and other liabilities
(3)	Only includes impaired loans with specific loss allocations based on collateral value.
(4)	Only includes other real estate with subsequent write downs to fair value.

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

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2019 and 2018.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the Six-Month Periods Ended June 30 for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Net Gains (Losses) on Assets		Mortgage	Total Change in Fair Values Included in Current
	Securities	Mortgage Loans	Loan Servicing, net	Period Earnings
	(In thousands)
2019
Equity securities at fair value	$167	$-	$-	$167
Loans held for sale	-	577	-	577
Capitalized mortgage loan servicing rights	-	-	(6,113)	(6,113)

2018
Equity securities at fair value	$(119)	$-	$-	$(119)
Loans held for sale	-	367	-	367
Capitalized mortgage loan servicing rights	-	-	892	892

For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends received.

The following represent impairment charges recognized during the three and six month periods ended June 30, 2019 and 2018 relating to assets measured at fair value on a non-recurring basis:
•

Loans which are measured for impairment using the fair value of collateral for collateral dependent loans had a carrying amount of $3.0 million, which is net of a valuation allowance of $1.2 million at June 30, 2019, and had a carrying amount of $3.5 million, which is net of a valuation allowance of $1.5 million at December 31, 2018.  The provision for loan losses included in our results of operations relating to impaired loans was a net expense of $0.3 million and $0.5 million for the three month periods ending June 30, 2019 and 2018, respectively, and a net expense of $0.4 million and $0.5 million for the six month periods ending June 30, 2019 and 2018, respectively.

•

Other real estate, which is measured using the fair value of the property,had a carrying amount of $0.1 million which is net of a valuation allowance of $0.1 million at June 30,2019, and a carrying amount of $0.2 million, which is net of a valuation allowance of $0.1 million, at December 31, 2018.  Charges included in our results of operations relating to other real estate measured at fair value were zero and $0.01 million during each of the three and six month periods ended June 30, 2019, and were zero during each of the three and six month periods ended June 30, 2018.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A reconciliation for all assets and (liabilities) measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Capitalized Mortgage Loan Servicing Rights
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Beginning balance	$19,909	$17,783	$21,400	$15,699
Total gains (losses) realized and unrealized:
Included in results of operations	(3,422)	(137)	(6,113)	892
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances, settlements, maturities and calls	1,407	4,202	2,607	5,257
Transfers in and/or out of Level 3	-	-	-	-
Ending balance	$17,894	$21,848	$17,894	$21,848
Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30	$(3,422)	$(137)	$(6,113)	$892

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

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)
June 30, 2019
Capitalized mortgage loan servicing rights	$17,894	Present value of net	Discount rate	10.00% to 13.00%	10.14%
		servicing revenue	Cost to service	$66 to $216	$80
			Ancillary income	20 to 36	22
			Float rate	1.77%	1.77%

December 31, 2018
Capitalized mortgage loan servicing rights	$21,400	Present value of net	Discount rate	10.00% to 13.00%	10.15%
		servicing revenue	Cost to service	$68 to $216	$81
			Ancillary income	20 to 36	23
			Float rate	2.57%	2.57%

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)
June 30, 2019
Impaired loans
Commercial(1)	$1,420	Sales comparison approach	Adjustment for differences between comparable sales	(48.0)% to 40.0%	(6.0)%

Mortgage and
Installment(2)	1,574	Sales comparison approach	Adjustment for differences between comparable sales	(40.1) to 56.7	(2.6)

Other real estate
Mortgage	67	Sales comparison approach	Adjustment for differences between comparable sales	(0.0) to 10.2	4.1

December 31, 2018
Impaired loans
Commercial(1)	$2,566	Sales comparison approach	Adjustment for differences between comparable sales	(32.5)% to 60.0%	(1.9)%

Mortgage	905	Sales comparison approach	Adjustment for differences between comparable sales	(40.1) to 25.6	0.7

Other real estate
Mortgage	154	Sales comparison approach	Adjustment for differences between comparable sales	0.0 to 34.1	11.2
(1)
In addition to the valuation techniques and unobservable inputs discussed above, at June 30, 2019 and December 31, 2018, we had an impaired collateral dependent commercial relationship that totaled $0.5 million and $0.7 million, respectively that was secured by collateral other than real estate. Collateral securing this relationship primarily included accounts receivable, inventory and cash at June 30, 2019 and December 31, 2018. Valuation techniques at June 30, 2019 and December 31, 2018, included discounting financial statement values for each particular asset type. Discount rates used ranged from 5% to 97% of stated values at June 30, 2019 and 20% to 80% of stated values at December 31, 2018.

(2)
In addition to the valuation techniques and unobservable inputs discussed above, at June 30, 2019 certain impaired collateral dependent installment loans totaling approximately $0.1 million are secured by collateral other than real estate.  For the majority of these loans, we apply internal discount rates to industry valuation guides.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
June 30, 2019	$62,883	$1,834	$61,049
December 31, 2018	44,753	1,257	43,496

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The estimated recorded book balances and fair values follow:

			Fair Value Using
	Recorded Book Balance	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
June 30, 2019
Assets
Cash and due from banks	$34,461	$34,461	$34,461	$-	$-
Interest bearing deposits	20,676	20,676	20,676	-	-
Interest bearing deposits - time	498	498	-	498	-
Securities available for sale	430,305	430,305	-	430,305	-
Federal Home Loan Bank and Federal Reserve Bank Stock	18,359	NA	NA	NA	NA
Net loans and loans held for sale	2,743,506	2,747,828	-	62,883	2,684,945
Accrued interest receivable	10,816	10,816	1	1,634	9,181
Derivative financial instruments	6,233	6,233	-	6,233	-

Liabilities
Deposits with no stated maturity (1)	$2,294,255	$2,294,255	$2,294,255	$-	$-
Deposits with stated maturity (1)	684,630	683,547	-	683,547	-
Other borrowings	41,144	41,271	-	41,271	-
Subordinated debentures	39,422	33,214	-	33,214	-
Accrued interest payable	1,668	1,668	128	1,540	-
Derivative financial instruments	4,217	4,217	-	4,217	-

December 31, 2018
Assets
Cash and due from banks	$23,350	$23,350	$23,350	$-	$-
Interest bearing deposits	46,894	46,894	46,894	-	-
Interest bearing deposits - time	595	594	-	594	-
Equity securities at fair value	393	393	393	-	-
Securities available for sale	427,926	427,926	-	427,926	-
Federal Home Loan Bank and Federal Reserve Bank Stock	18,359	NA	NA	NA	NA
Net loans and loans held for sale	2,643,856	2,606,256	41,471	44,753	2,520,032
Accrued interest receivable	10,164	10,164	22	1,789	8,353
Derivative financial instruments	5,155	5,155	-	5,155	-

Liabilities
Deposits with no stated maturity (1)	$2,197,494	$2,197,494	$2,197,494	$-	$-
Deposits with stated maturity (1)	715,934	711,312	-	711,312	-
Other borrowings	25,700	25,706	-	25,706	-
Subordinated debentures	39,388	35,021	-	35,021	-
Accrued interest payable	1,646	1,646	114	1,532	-
Derivative financial instruments	2,326	2,326	-	2,326	-

(1)
Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $270.864 million and $123.080 million at June 30, 2019 and December 31, 2018, respectively. Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $55.462 million and $58.992 million at June 30, 2019 and December 31, 2018, respectively.

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

13. Contingencies

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The provision for loss reimbursement on sold loans represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae, Freddie Mac, Ginnie Mae and the Federal Home Loan Bank of Indianapolis). Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale. The provision for loss reimbursement on sold loans was an expense of $0.03 million and $0.02 million for the three month periods ended June 30, 2019 and 2018 and an expense of $0.15 million and $0.03 million for the six month periods ended June 30, 2019 and 2018, respectively. The reserve for loss reimbursements on sold mortgage loans totaled $0.83 million and $0.78 million at June 30, 2019 and December 31, 2018, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. This reserve is based on an analysis of mortgage loans that we have sold which are further categorized by delinquency status, loan to value, and year of origination. The calculation includes factors such as probability of default, probability of loss reimbursement (breach of representation or warranty) and estimated loss severity. We believe that the amounts that we have accrued for incurred losses on sold mortgage loans are appropriate given our analyses. However, future losses could exceed our current estimate.

We own 12,566 shares of VISA Class B common stock. At the present time, these shares can only be sold to other Class B shareholders. As a result, there has generally been limited transfer activity in private transactions between buyers and sellers. Given the limited activity that we have become aware of  and the continuing uncertainty regarding the likelihood, ultimate timing and eventual exchange rate for Class B shares into Class A shares, we have elected to value these shares at zero. However, given the current conversion ratio of 1.6298 to Class A shares and the closing price of VISA Class A shares on July 30, 2019 of $181.53 per share, our 12,566 Class B shares would have a current “value” of approximately $3.7 million. We continue to monitor Class B trading activity and the status of the resolution of certain litigation matters at VISA that would trigger the conversion of Class B common shares into Class A common shares that would have no trading restrictions.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.  Accumulated Other Comprehensive Loss (“AOCL”)

A summary of changes in AOCL follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Dispropor- tionate Tax Effects from Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Total
	(In thousands)
For the three months ended June 30,
2019
Balances at beginning of period	$(57)	$(5,798)	$(962)	$(6,817)
Other comprehensive income (loss) before reclassifications	3,097	-	(599)	2,498
Amounts reclassified from AOCL	-	-	(112)	(112)
Net current period other comprehensive income (loss)	3,097	-	(711)	2,386
Balances at end of period	$3,040	$(5,798)	$(1,673)	$(4,431)

2018
Balances at beginning of period	$(3,509)	$(5,798)	$805	$(8,502)
Other comprehensive income (loss) before reclassifications	(949)	-	258	(691)
Amounts reclassified from AOCL	21	-	(42)	(21)
Net current period other comprehensive income (loss)	(928)	-	216	(712)
Balances at end of period	$(4,437)	$(5,798)	$1,021	$(9,214)

For the six months ended June 30,
2019
Balances at beginning of period	$(4,185)	$(5,798)	$(125)	$(10,108)
Other comprehensive income (loss) before reclassifications	7,333	-	(1,318)	6,015
Amounts reclassified from AOCL	(108)	-	(230)	(338)
Net current period other comprehensive income (loss)	7,225	-	(1,548)	5,677
Balances at end of period	$3,040	$(5,798)	$(1,673)	$(4,431)

2018
Balances at beginning of period	$(470)	$(5,798)	$269	$(5,999)
Other comprehensive income (loss) before reclassifications	(4,003)	-	799	(3,204)
Amounts reclassified from AOCL	36	-	(47)	(11)
Net current period other comprehensive income (loss)	(3,967)	-	752	(3,215)
Balances at end of period	$(4,437)	$(5,798)	$1,021	$(9,214)

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

A summary of reclassifications out of each component of AOCL for the three months ended June 30 follows:

AOCL Component	Amount Reclassified From AOCL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2019
Unrealized gains (losses) on securities available for sale
	$-	Net gains (losses) on securities
	-	Net impairment loss recognized in earnings
	-	Total reclassifications before tax
	-	Income tax expense
	$-	Reclassifications, net of tax

Unrealized gains (losses) on cash flow hedges
	$(142)	Interest expense
	(30)	Income tax expense
	$(112)	Reclassification, net of tax

	$112	Total reclassifications for the period, net of tax

2018
Unrealized gains (losses) on securities available for sale
	$(26)	Net gains (losses) on securities
	-	Net impairment loss recognized in earnings
	(26)	Total reclassifications before tax
	(5)	Income tax expense
	$(21)	Reclassifications, net of tax

Unrealized gains (losses) on cash flow hedges
	$(53)	Interest expense
	(11)	Income tax expense
	$(42)	Reclassification, net of tax

	$21	Total reclassifications for the period, net of tax

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of reclassifications out of each component of AOCL for the six months ended June 30 follows:

AOCL Component	Amount Reclassified From AOCL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2019
Unrealized gains (losses) on securities available for sale
	$137	Net gains (losses) on securities
	-	Net impairment loss recognized in earnings
	137	Total reclassifications before tax
	29	Income tax expense
	$108	Reclassifications, net of tax

Unrealized gains (losses) on cash flow hedges
	$(291)	Interest expense
	(61)	Income tax expense
	$(230)	Reclassification, net of tax

	$338	Total reclassifications for the period, net of tax

2018
Unrealized gains (losses) on securities available for sale
	$(45)	Net gains (losses) on securities
	-	Net impairment loss recognized in earnings
	(45)	Total reclassifications before tax
	(9)	Income tax expense
	$(36)	Reclassifications, net of tax

Unrealized gains (losses) on cash flow hedges
	$(59)	Interest expense
	(12)	Income tax expense
	$(47)	Reclassification, net of tax

	$11	Total reclassifications for the period, net of tax

15.  Revenue from Contracts with Customers

We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. We derive the majority of our revenue from financial instruments and their related contractual rights and obligations which for the most part are excluded from the scope of this topic.  These sources of revenue that are excluded from the scope of this topic include interest income, net gains on mortgage loans, net gains (losses) on securities, mortgage loan servicing, net and bank owned life insurance and were approximately 84.6% and 82.8% of total revenues at June 30, 2019 and 2018, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Material sources of revenue that are included in the scope of this topic include service charges on deposit accounts, other deposit related income, interchange income and investment and insurance commissions and are discussed in the following paragraphs.  Generally these sources of revenue are earned at the time the service is delivered or over the course of a monthly period and do not result in any contract asset or liability balance at any given period end.  As a result, there were no contract assets or liabilities recorded as of June 30, 2019 and December 31, 2018.

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

Net (gains) losses on other real estate and repossessed assets:  We record a gain or loss from the sale of other real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  If we were to finance the sale of other real estate to the buyer, we would assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction is probable.  Once these criteria are met, the other real estate asset would be derecognized and the gain or loss on sale would be recorded upon the transfer of control of the property to the buyer.  There were no other real estate properties sold during the three and six month periods ending June 30, 2019 and 2018 that were financed by us.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Disaggregation of our revenue sources by attribute follows:

Three months ending June 30, 2019
	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$1,882	-	-	-	$1,882
Account service charges	541	-	-	-	541
ATM fees	-	$346	-	-	346
Other	-	212	-	-	212
Business
Overdraft fees	377	-	-	-	377
Account service charges	-	-	-	-	-
ATM fees	-	9	-	-	9
Other	-	89	-	-	89
Interchange income	-	-	$2,604	-	2,604
Asset management revenue	-	-	-	$277	277
Transaction based revenue	-	-	-	173	173

Total	$2,800	$656	$2,604	$450	$6,510

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$656
Investment and insurance commissions					450
Bank owned life insurance					270
Other					730
Total					$2,106

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Three months ending June 30, 2018
	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$2,044	-	-	-	$2,044
Account service charges	588	-	-	-	588
ATM fees	-	$358	-	-	358
Other	-	230	-	-	230
Business
Overdraft fees	380	-	-	-	380
Account service charges	83	-	-	-	83
ATM fees	-	8	-	-	8
Other	-	146	-	-	146
Interchange income	-	-	$2,504	-	2,504
Asset management revenue	-	-	-	$281	281
Transaction based revenue	-	-	-	202	202

Total	$3,095	$742	$2,504	$483	$6,824

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$742
Investment and insurance commissions					483
Bank owned life insurance					220
Other					772
Total					$2,217

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Six months ending June 30, 2019
	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$3,612	-	-	-	$3,612
Account service charges	1,057	-	-	-	1,057
ATM fees	-	$668	-	-	668
Other	-	463	-	-	463
Business
Overdraft fees	762	-	-	-	762
Account service charges	9	-	-	-	9
ATM fees	-	17	-	-	17
Other	-	218	-	-	218
Interchange income	-	-	$4,959	-	4,959
Asset management revenue	-	-	-	$531	531
Transaction based revenue	-	-	-	216	216

Total	$5,440	$1,366	$4,959	$747	$12,512

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$1,366
Investment and insurance commissions					747
Bank owned life insurance					512
Other					1,745
Total					$4,370

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Six months ending June 30, 2018
	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$4,016	-	-	-	$4,016
Account service charges	1,088	-	-	-	1,088
ATM fees	-	$703	-	-	703
Other	-	437	-	-	437
Business
Overdraft fees	745	-	-	-	745
Account service charges	151	-	-	-	151
ATM fees	-	16	-	-	16
Other	-	275	-	-	275
Interchange income	-	-	$4,750	-	4,750
Asset management revenue	-	-	-	$552	552
Transaction based revenue	-	-	-	369	369

Total	$6,000	$1,431	$4,750	$921	$13,102

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$1,431
Investment and insurance commissions					921
Bank owned life insurance					476
Other					1,332
Total					$4,160

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

The cost components of our operating leases follows:

	Three Months Ended	Six Months Ended
	June 30, 2019
	(In thousands)
Operating lease cost	$563	$1,127
Variable lease cost	49	72
Short-term lease cost	5	10
Total	$617	$1,209

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities.

Supplemental balance sheet information related to our operating leases follows:

June 30, 2019
(In thousands)
Lease right of use asset (1)	$6,692
Lease liabilities (2)	$6,700

Weighted average remaining lease term (years)	5.58
Weighted average discount rate	3.2%

(1)	Included in Accrued income and other assets in our Condensed Consolidated Statements of Financial Condition.
(2)	Included in Accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition.

Maturity analysis of our lease liabilities at June 30, 2019 based on required contractual payments follows:

(In thousands)

Six months ending December 31, 2019	$1,098
2020	1,711
2021	1,248
2022	963
2023	925
2024 and thereafter	1,428
Total lease payments	7,373
Less imputed interest	(673)
Total	$6,700

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

It is against this backdrop that we discuss our results of operations and financial condition in the second quarter and first six months of 2019 as compared to 2018.

Results of Operations

Summary.  We recorded net income of $10.7 million and $8.8 million during the three months ended June 30, 2019 and 2018, respectively.  The increase in 2019 second quarter results as compared to 2018 primarily reflects an increase in net interest income and a decrease in non-interest expense that were partially offset by a decline in non-interest income and an increase in income tax expense.

We recorded net income of $20.1 million and $18.0 million during the six months ended June 30, 2019 and 2018, respectively.  The increase in 2019 year-to-date results as compared to 2018 is primarily due to an increase in net interest income that was partially offset by a decline in non-interest income as well as increases in the provision for loan losses, non-interest expense and income tax expense.

Index
Key performance ratios

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income (annualized) to
Average assets	1.27%	1.12%	1.20%	1.22%
Average common shareholders’ equity	12.72	10.57	11.93	12.09

Net income per common share
Basic	$0.47	$0.37	$0.86	$0.79
Diluted	0.46	0.36	0.85	0.78

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

Our net interest income totaled $30.8 million during the second quarter of 2019, an increase of $1.8 million, or 6.1% from the year-ago period.  This increase primarily reflects a $227.3 million increase in average interest-earning assets that was partially offset by a six basis point decrease in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”).

For the first six months of 2019, net interest income totaled $61.0 million, an increase of $8.1 million, or 15.3% from 2018.  This increase primarily reflects a $382.9 million increase in average interest-earning assets as well as a five basis point increase in our net interest margin.

Interest and fees on loans include $0.4 million and $0.8 million for the second quarter and first six months of 2019, respectively, and include $0.6 million for both the second quarter and first six months of 2018, of accretion of the discount recorded on loans acquired in the Merger.

The increase in average interest-earning assets primarily reflects loan growth utilizing funds from increases in deposits and borrowed funds as well as the impact of the Merger (for the year-to-date comparative periods).  The quarterly comparative decrease in the net interest margin reflects the impact of the flattening yield curve during 2019 and rising funding costs. The year-to-date comparative increase in the net interest margin reflects a change in the mix of average-interest earning assets (higher percentage of loans), increases in short-term market interest rates during 2018 and the impact of the Merger.

Our net interest income is also adversely impacted by our level of non-accrual loans. In the second quarter and first six months of 2019, non-accrual loans averaged $8.4 million and $8.8 million, respectively. In the second quarter and first six months of 2018, non-accrual loans averaged $7.5 million in each period.  In addition, in the second quarter and first six months of 2019, we had net recoveries of $0.20 million and $0.43 million, respectively, of unpaid interest on loans placed on or taken off non-accrual during each period or on loans previously charged-off compared to net recoveries of $0.18 million and $0.35 million, respectively, during the same periods in 2018.

Index
Average Balances and Tax Equivalent Rates

	Three Months Ended June 30,
	2019			2018
	Average Balance	Interest	Rate (2)	Average Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$2,692,168	$33,762	5.02%	$2,442,159	$29,606	4.86%
Tax-exempt loans (1)	7,480	94	5.04	6,897	85	4.94
Taxable securities	392,075	3,034	3.10	401,102	2,720	2.71
Tax-exempt securities (1)	49,448	406	3.28	69,325	559	3.23
Interest bearing cash	31,734	115	1.45	28,187	66	0.94
Other investments	18,359	264	5.77	16,312	199	4.89
Interest Earning Assets	3,191,264	37,675	4.73	2,963,982	33,235	4.49
Cash and due from banks	33,252			31,564
Other assets, net	163,882			172,650
Total Assets	$3,388,398			$3,168,196

Liabilities
Savings and interest- bearing checking	$1,413,073	2,647	0.75	$1,241,700	1,011	0.33
Time deposits	664,909	3,374	2.04	603,833	2,198	1.46
Other borrowings	77,678	796	4.11	100,754	914	3.64
Interest Bearing Liabilities	2,155,660	6,817	1.27	1,946,287	4,123	0.85
Non-interest bearing deposits	851,903			855,829
Other liabilities	42,581			31,454
Shareholders’ equity	338,254			334,626
Total liabilities and shareholders’ equity	$3,388,398			$3,168,196

Net Interest Income		$30,858			$29,112

Net Interest Income as a Percent of Average Interest Earning Assets			3.87%			3.93%

(1)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 21%.
(2)	Annualized

Index
Average Balances and Tax Equivalent Rates

	Six Months Ended June 30,
	2019			2018
	Average Balance	Interest	Rate (2)	Average Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$2,652,893	$66,362	5.03%	$2,252,492	$52,945	4.72%
Tax-exempt loans (1)	8,081	197	4.92	4,526	104	4.63
Taxable securities	390,966	6,040	3.09	411,619	5,355	2.60
Tax-exempt securities (1)	53,148	875	3.29	73,810	1,162	3.15
Interest bearing cash	48,381	426	1.78	30,531	148	0.98
Other investments	18,359	528	5.80	15,930	447	5.66
Interest Earning Assets	3,171,828	74,428	4.72	2,788,908	60,161	4.33
Cash and due from banks	33,744			31,848
Other assets, net	167,270			152,912
Total Assets	$3,372,842			$2,973,668

Liabilities
Savings and interest- bearing checking	$1,387,208	4,969	0.72	$1,168,747	1,562	0.27
Time deposits	676,606	6,733	2.01	584,167	3,934	1.36
Other borrowings	71,901	1,508	4.23	82,920	1,488	3.62
Interest Bearing Liabilities	2,135,715	13,210	1.25	1,835,834	6,984	0.77
Non-interest bearing deposits	855,732			807,504
Other liabilities	41,481			30,531
Shareholders’ equity	339,914			299,799
Total liabilities and shareholders’ equity	$3,372,842			$2,973,668

Net Interest Income		$61,218			$53,177

Net Interest Income as a Percent of Average Interest Earning Assets			3.88%			3.83%

(1)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 21%.
(2)	Annualized

Index
Reconciliation of Non-GAAP Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Net Interest Margin, Fully Taxable Equivalent (“FTE”)

Net interest income	$30,756	$28,980	$60,999	$52,916
Add: taxable equivalent adjustment	102	132	219	261
Net interest income - taxable equivalent	$30,858	$29,112	$61,218	$53,177
Net interest margin (GAAP) (1)	3.86%	3.92%	3.86%	3.81%
Net interest margin (FTE) (1)	3.87%	3.93%	3.88%	3.83%

(1)	Annualized.

Provision for loan losses.  The provision for loan losses was an expense of $0.7 million during both the three months ended June 30, 2019 and 2018. During the six-month periods ended June 30, 2019 and 2018, the provision was an expense of $1.3 million and $1.0 million, respectively. The provision reflects our assessment of the allowance for loan losses taking into consideration factors such as loan growth, loan mix, levels of non-performing and classified loans and loan net charge-offs.  While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.  See “Portfolio Loans and asset quality” for a discussion of the various components of the allowance for loan losses and their impact on the provision for loan losses in the second quarter and first half of 2019.

Non-interest income.  Non-interest income is a significant element in assessing our results of operations. Non-interest income totaled $9.9 million during the second quarter of 2019 compared to $12.3 million in the second quarter of 2018.  For the first six months of 2019, non-interest income totaled $19.9 million compared to $24.0 million for the first six months of 2018.

Index
The components of non-interest income are as follows:

Non-Interest Income
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
		(In thousands)
Service charges on deposit accounts	$2,800	$3,095	$5,440	$6,000
Interchange income	2,604	2,504	4,959	4,750
Net gains (losses) on assets:
Mortgage loans	4,302	3,255	7,913	5,826
Securities	--	9	304	(164)
Mortgage loan servicing, net	(1,907)	1,235	(3,122)	3,456
Investment and insurance commissions	450	483	747	921
Bank owned life insurance	270	220	512	476
Other	1,386	1,514	3,111	2,763
Total non-interest income	$9,905	$12,315	$19,864	$24,028

Service charges on deposit accounts decreased on both a comparative quarterly and year-to-date basis in 2019 as compared to 2018.  These decreases were principally due to lower service charges on commercial accounts and a decrease in non-sufficient funds occurrences.

Interchange income increased on both a comparative quarterly and year-to-date basis in 2019 as compared to 2018 due primarily to an increase in debit card transaction volume.

Net gains on mortgage loans increased from 2018 on both a quarterly and a year to date basis. Mortgage loan activity is summarized as follows:

Mortgage Loan Activity
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Mortgage loans originated	$241,402	$226,264	$379,160	$385,231
Mortgage loans sold	131,636	115,299	286,161	221,642
Net gains on mortgage loans	4,302	3,255	7,913	5,826
Net gains as a percent of mortgage loans sold (“Loan Sales Margin”)	3.27%	2.82%	2.77%	2.63%
Fair value adjustments included in the Loan Sales Margin	0.74	0.57	0.66	0.35

The quarterly comparative increase in mortgage loans originated is due primarily to lower interest rates in the second quarter of 2019 which have begun to increase refinance volumes.  On a year-to-date comparative basis, mortgage loans originated were relatively unchanged. Mortgage loans sold increased due to a higher mix of salable loans in our origination volumes and some portfolio mortgage loan sales that were completed during the first quarter of 2019. Net gains on mortgage loans also increased in 2019 as compared to 2018 due to fair value adjustments as discussed below.

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

Our Loan Sales Margin is impacted by several factors including competition and the manner in which the loan is sold. Net gains on mortgage loans are also impacted by recording fair value accounting adjustments.  Excluding these fair value accounting adjustments, the Loan Sales Margin would have been 2.53% and 2.25% in the second quarters of 2019 and 2018, respectively and 2.11% and 2.28% for the comparative 2019 and 2018 year-to-date periods, respectively.  The increase in the Loan Sales Margin (excluding fair value adjustments) in the second quarter of 2019 was generally due to a widening of primary-to-secondary market pricing spreads as market interest rates fell during this period.  The lower Loan Sales Margin (excluding fair value adjustments) for the first six months of 2019, primarily reflects the impact of some portfolio mortgage loan sales in the first quarter of 2019 that were executed at lower pricing spreads. The changes in the fair value accounting adjustments are primarily due to changes in the amount of commitments to originate mortgage loans for sale.

Net gains (losses) on securities were relatively nominal for the comparative quarterly periods.  We recorded a net gain of $0.3 million and a net loss of $0.2 million on securities for the first six months of 2019 and 2018, respectively.  We recorded no net impairment losses in either 2019 or 2018 for other than temporary impairment of securities available for sale.  See “Securities” below and note #3 to the Condensed Consolidated Financial Statements.

Mortgage loan servicing, net, generated a loss of $1.9 million and income of $1.2 million in the second quarters of 2019 and 2018, respectively. For the first six months of 2019, mortgage loan servicing, net, generated a loss of $3.1 million as compared to income of $3.5 million for the comparable period in 2018. The significant variances in mortgage loan servicing, net are primarily due to changes in the fair value of capitalized mortgage loan servicing rights associated with changes in mortgage loan interest rates (a decline in 2019 as compared to an increase in 2018) and expected future prepayment levels. Mortgage loan servicing, net activity is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Mortgage loan servicing, net:	(In thousands)
Revenue, net	$1,515	$1,372	$2,991	$2,564
Fair value change due to price	(2,670)	518	(4,873)	1,976
Fair value change due to pay-downs	(752)	(655)	(1,240)	(1,084)
Total	$(1,907)	$1,235	$(3,122)	$3,456

Index
Activity related to capitalized mortgage loan servicing rights is as follows:

Capitalized Mortgage Loan Servicing Rights
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Balance at beginning of period	$19,909	$17,783	$21,400	$15,699
Servicing rights acquired	-	$3,047	-	$3,047
Originated servicing rights capitalized	1,407	1,155	2,607	2,210
Change in fair value	(3,422)	(137)	(6,113)	892
Balance at end of period	$17,894	$21,848	$17,894	$21,848

At June 30, 2019 we were servicing approximately $2.41 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 4.27% and a weighted average service fee of approximately 25.8 basis points. Capitalized mortgage loan servicing rights at June 30, 2019 totaled $17.9 million, representing approximately 74.1 basis points on the related amount of mortgage loans serviced for others.

Investment and insurance commissions represent revenues generated on the sale or management of investments and insurance for our customers.  These revenues were relatively comparable on a quarterly basis, but declined on a year-to-date basis in 2019 as compared to 2018.  The year-to-date decline in 2019 was primarily due to slower sales in the first quarter of 2019, principally reflecting market volatility and uncertainty.

Income from bank owned life insurance (“BOLI”) increased on both a comparative quarterly and year-to-date basis in 2019 compared to 2018 reflecting a higher crediting rate on our cash surrender value. Our BOLI separate account is primarily invested in agency mortgage-backed securities. The crediting rate (on which the earnings are based) reflects the performance of the separate account.  The total cash surrender value of our BOLI was $55.6 million and $55.1 million at June 30, 2019 and December 31, 2018, respectively.

Other non-interest income decreased slightly on a comparative quarterly basis, but increased on a year-to-date basis in 2019 compared to 2018.  The year-to-date increase in 2019 compared to 2018 is primarily due to $0.38 million of recoveries recorded in the first quarter of 2019 on TCSB loans that had been charged-off prior to the Merger.

Non-interest expense.  Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure.

Non-interest expense decreased by $3.2 million to $26.6 million and increased by $0.7 million to $54.6 million during the three- and six-month periods ended June 30, 2019, respectively, compared to the same periods in 2018.  On a year-to-date basis, several of our components of non-interest expense increased in 2019 due to the Merger.

Index
The components of non-interest expense are as follows:

Non-Interest Expense

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In thousands)
Compensation	$10,185	$9,574	$20,666	$18,504
Performance-based compensation	2,296	3,150	4,516	5,933
Payroll taxes and employee benefits	3,450	3,145	7,100	5,900
Compensation and employee benefits	15,931	15,869	32,282	30,337
Occupancy, net	2,131	2,170	4,636	4,434
Data processing	2,171	2,251	4,315	4,129
Furniture, fixtures and equipment	1,006	1,019	2,035	1,986
Communications	717	704	1,486	1,384
Interchange expense	753	661	1,441	1,259
Advertising	627	543	1,299	984
Loan and collection	628	692	1,262	1,369
Legal and professional	371	456	740	834
FDIC deposit insurance	342	250	710	480
Amortization of intangible assets	273	295	545	381
Supplies	153	178	311	343
Credit card and bank service fees	97	106	200	202
Costs (recoveries) related to unfunded lending commitments	27	37	187	(77)
Provision for loss reimbursement on sold loans	35	20	146	31
Net gains on other real estate and repossessed assets	(198)	(4)	(79)	(294)
Merger related expenses	--	3,082	--	3,256
Other	1,528	1,432	3,066	2,858
Total non-interest expense	$26,592	$29,761	$54,582	$53,896

Compensation and employee benefits expenses, in total, increased $0.1 million on a quarterly comparative basis and increased $1.9 million for the first six months of 2019 compared to the same periods in 2018.

Compensation expense increased by $0.6 million and $2.2 million in the second quarter and first six months of 2019, respectively, compared to the same periods in 2018.  The quarterly comparative increase in 2019 is primarily due to salary increases that were predominantly effective on January 1, 2019.  The higher year-to-date comparative increase in 2019 also reflects the impact of the Merger.

Performance-based compensation decreased by $0.9 million and $1.4 million in the second quarter and first six months of 2019, respectively, versus the same periods in 2018, due primarily to relative comparative changes in the accrual for anticipated incentive compensation based on our estimated full-year performance as compared to goals.

Index
Payroll taxes and employee benefits increased by $0.3 million and $1.2 million in the second quarter and first six months of 2019, respectively, compared to the same periods in 2018, due primarily to increases in health care costs (due to increased claims in 2019) and workers’ compensation insurance costs and for the year-to-date comparative periods, the impact of the Merger.

Occupancy, net, data processing, furniture, fixtures and equipment, communications, supplies, and credit card and bank service fees expenses were all relatively unchanged on a comparative quarterly basis in 2019 as compared to 2018.

Interchange expense primarily represents our third-party cost to process debit card transactions.  This cost increased in 2019 on both a comparative quarterly and year-to-date basis as compared to 2018 due principally to an increase in transaction volume.

Total advertising expenses increased in 2019 on both a comparative quarterly and year-to-date basis as compared to 2018 due primarily to an increase in outdoor (billboard) advertising.

Loan and collection expenses reflect costs related to new lending activity as well as the management and collection of non-performing loans and other problem credits.  These costs did not vary significantly in 2019 as compared to 2018.

Legal and professional fees declined in 2019 on both a comparative quarterly and year-to-date basis as compared to 2018 due primarily to a decrease in consulting fees related to certain deposit account acquisition and branch evaluation projects.

FDIC deposit insurance expense increased in 2019 on both a comparative quarterly and year-to-date basis as compared to 2018 due to a combination of an increase in our assessment rate and growth in our total assets.

The amortization of intangible assets relates to the Merger and prior branch acquisitions and the amortization of the deposit customer relationship value, including core deposit value, which was acquired in connection with those acquisitions. We had remaining unamortized intangible assets of $5.9 million and $6.4 million at June 30, 2019 and December 31, 2018, respectively. See note #7 to the Condensed Consolidated Financial Statements for a schedule of future amortization of intangible assets.

The changes in cost (recoveries) related to unfunded lending commitments are primarily impacted by changes in the amounts of such commitments to originate portfolio loans as well as (for commercial loan commitments) the grade (pursuant to our loan rating system) of such commitments.

The provision for loss reimbursement on sold loans was an expense of $0.04 million and $0.15 million in the second quarter and first six months of 2019, respectively, compared to an expense of $0.02 million and $0.03 million in the second quarter and first six months of 2018, respectively. This provision represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae, Freddie Mac, Ginnie Mae and the Federal Home Loan Bank of Indianapolis).  The small expense provisions in 2019 and 2018 are primarily due to growth in the balance of loans serviced for investors.  Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale.  The reserve for loss reimbursements on sold mortgage loans totaled $0.83 million and $0.78 million at June 30, 2019 and December 31, 2018, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition.

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

Merger related expenses totaled $3.1 million and $3.3 million for the second quarter and first six months of 2018, respectively.  These expenses included our investment banking fees, certain accounting and legal costs, various contract termination fees, data processing conversion costs, payments made on officer change-in-control contracts, and employee severance costs.

Other non-interest expenses increased in 2019 on both a comparative quarterly and year-to-date basis as compared to 2018 due primarily to an increase in deposit account/debit card fraud costs.

Income tax expense.  We recorded an income tax expense of $2.7 million and $4.9 million in the second quarter and the first six months of 2019, respectively. This compares to an income tax expense of $2.1 million and $4.1 million in the second quarter and the first six months of 2018, respectively.

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

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at June 30, 2019 and 2018 and at December 31, 2018, that the realization of substantially all of our deferred tax assets continues to be more likely than not.

Financial Condition

Summary.  Our total assets increased by $85.0 million during the first six months of 2019.  Loans, excluding loans held for sale (“Portfolio Loans”), totaled $2.71 billion at June 30, 2019, an increase of $124.0 million, or 4.8%, from December 31, 2018.  (See “Portfolio Loans and asset quality.”)

Deposits totaled $2.98 billion at June 30, 2019, compared to $2.91 billion at December 31, 2018.  The $65.5 million increase in total deposits during the period is due to growth in reciprocal deposits.

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

Index
Securities
			Unrealized
	Amortized Cost	Gains		Losses	Fair Value
		(In thousands)
Securities available for sale
June 30, 2019	$426,458	$4,922		$1,075	$430,305
December 31, 2018	433,224	1,520		6,818	427,926

Securities available for sale increased $2.4 million during the first six months of 2019.  Our portfolio of securities available for sale is reviewed quarterly for impairment in value. In performing this review, management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates on the market value of the security and (4) an assessment of whether we intend to sell, or it is more likely than not that we will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. For securities that do not meet these recovery criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income (loss).  We recorded no impairment losses related to other than temporary impairment on securities available for sale in either of the first six months of 2019 or 2018.

Sales of securities were as follows (See “Non-interest income.”):

	Six months ended June 30,
	2019	2018
	(In thousands)

Proceeds	$42,236	$31,445

Gross gains	$169	$81
Gross losses	(32)	(126)
Net impairment charges	--	-
Fair value adjustments	167	(119)
Net gains (losses)	$304	$(164)

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

A summary of our Portfolio Loans follows:

	June 30, 2019	December 31, 2018
	(In thousands)
Real estate(1)
Residential first mortgages	$844,151	$811,719
Residential home equity and other junior mortgages	175,330	177,574
Construction and land development	202,997	180,286
Other(2)	713,008	707,347
Consumer	431,227	379,607
Commercial	333,522	319,058
Agricultural	6,291	6,929
Total loans	$2,706,526	$2,582,520

(1)	Includes both residential and non-residential commercial loans secured by real estate.
(2)	Includes loans secured by multi-family residential and non-farm, non-residential property.

Index
Non-performing assets(1)
	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Non-accrual loans	$7,798	$9,029
Loans 90 days or more past due and still accruing interest	--	5
Less - government guaranteed loans	(436)	(460)
Total non-performing loans	7,362	8,574
Other real estate and repossessed assets	1,990	1,299
Total non-performing assets	$9,352	$9,873
As a percent of Portfolio Loans
Non-performing loans	0.27%	0.33%
Allowance for loan losses	0.96	0.96
Non-performing assets to total assets	0.27	0.29
Allowance for loan losses as a percent of non-performing loans	351.85	290.27

(1)	Excludes loans classified as “troubled debt restructured” that are not past due.

Troubled debt restructurings (“TDR”)
	June 30, 2019
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDR’s	$7,166	$42,136		$49,302
Non-performing TDR’s (2)	54	2,783	(3)	2,837
Total	$7,220	$44,919		$52,139

	December 31, 2018
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDR’s	$6,460	$46,627		$53,087
Non-performing TDR’s (2)	74	2,884	(3)	2,958
Total	$6,534	$49,511		$56,045

(1)	Retail loans include mortgage and installment loan segments.
(2)	Included in non-performing assets table above.
(3)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

Non-performing loans decreased by $1.2 million during the first six months of 2019 due principally to a decline in non-performing commercial loans. This decline primarily reflects reduced levels of new loan defaults as well as loan charge-offs, pay-offs, negotiated transactions, and the migration of loans into other real estate. In general, stable economic conditions in our market areas, as well as our collection and resolution efforts, have resulted in a downward trend in non-performing loans.  However, we are still experiencing some loan defaults, particularly related to commercial loans secured by income-producing property and mortgage loans secured by resort/vacation property.

Index
Non-performing loans exclude performing loans that are classified as troubled debt restructurings (“TDRs”). Performing TDRs totaled $49.3 million, or 1.8% of total Portfolio Loans, and $53.1 million, or 2.1% of total Portfolio Loans, at June 30, 2019 and December 31, 2018, respectively. The decrease in the amount of performing TDRs in the first six months of 2019 primarily reflects pay downs and payoffs.

Other real estate and repossessed assets totaled $2.0 million and $1.3 million at June 30, 2019 and December 31, 2018, respectively. This increase is primarily due to the addition of a $0.6 million commercial office building located in Grand Rapids, Michigan during the second quarter of 2019.

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.

The ratio of loan net charge-offs to average Portfolio Loans was 0.02% and 0.00% (on an annualized basis) in the first six months of 2019 and 2018, respectively.  This year-over-year change was primarily due to a decline in recoveries on previously charged-off commercial loans that was partially offset by a decline in mortgage loan charge-offs.

Allowance for loan losses
	Six months ended June 30,
	2019		2018
	Loans	Unfunded Commitments	Loans	Unfunded Commitments
	(Dollars in thousands)
Balance at beginning of period	$24,888	$1,296	$22,587	$1,125
Additions (deductions)
Provision for loan losses	1,316	-	965	-
Recoveries credited to allowance	1,457	-	1,860	-
Loans charged against the allowance	(1,758)	-	(1,908)	-
Additions included in non-interest expense	-	187	-	(77)
Balance at end of period	$25,903	$1,483	$23,504	$1,048

Net loans charged against the allowance to average Portfolio Loans	0.02%		0.00%

Index
Allocation of the Allowance for Loan Losses
	June 30, 2019	December 31, 2018
	(In thousands)
Specific allocations	$6,027	$6,310
Other adversely rated commercial loans	2,908	1,861
Historical loss allocations	8,541	7,792
Additional allocations based on subjective factors	8,427	8,925
Total	$25,903	$24,888

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

Index
The AFLL increased $1.0 million to $25.9 million at June 30, 2019 from $24.9 million at December 31, 2018 and was equal to 0.96% of total Portfolio Loans at both June 30, 2019 and December 31, 2018, respectively.

During the first quarter of 2019, we deployed a third-party software solution (we previously used spreadsheet software) to assist in the determination of our AFLL.  This new third-party software will also assist us in moving to the expected loss framework that is required to be implemented on January 1, 2020.  Although the use of this new third-party software did not have any material impact on our overall AFLL, it did result in some classification shifts from the AFLL related to subjective factors into the AFLL related to historical losses as the new software model allowed us to capture longer historical look-back periods (previously this was being captured in the subjective portion of the AFLL).

Two of the four components of the AFLL outlined above increased during the first six months of 2019. The AFLL related to specific loans decreased $0.3 million during the first six months of 2019 due primarily to a $3.0 million decline in the amount of such loans.  The AFLL related to other adversely rated commercial loans increased $1.0 million during the first six months of 2019, primarily due to an increase in the balance of such loans included in this component to $59.0 million at June 30, 2019 from $44.7 million at December 31, 2018.  The increase in other adversely rated commercial loans was primarily in early watch credit categories and these loans are largely performing.  We do not believe that we will experience any significant loan losses as a result of this rise in other adversely rated commercial loans.  The AFLL related to historical losses increased $0.7 million during the first six months of 2019, and the AFLL related to subjective factors decreased $0.5 million during the first six months of 2019, due primarily to the classification shifts discussed above.

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

Index
Deposits totaled $2.98 billion and $2.91 billion at June 30, 2019 and December 31, 2018, respectively.  The $65.5 million increase in deposits during the first six months of 2019 is primarily due to growth in reciprocal deposits.  Reciprocal deposits totaled $326.3 million and $182.1 million at June 30, 2019 and December 31, 2018, respectively.  These deposits represent demand, money market and time deposits from our customers that have been placed through Promontory Interfinancial Network’s Insured Cash Sweep® service and Certificate of Deposit Account Registry Service®.  These services allow our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.  The significant increase in reciprocal deposits is due in part to an automated sweep product that we introduced in mid-2018 as well as the marketing and sales efforts of our treasury management team.

We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be susceptible to outflow. At June 30, 2019, we had approximately $491.9 million of uninsured deposits. A reduction in core deposits would likely increase our need to rely on wholesale funding sources.

We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

Other borrowings, comprised primarily of advances from the FHLB, totaled $41.1 million and $25.7 million at June 30, 2019 and December 31, 2018, respectively.

As described above, we utilize wholesale funding, including FHLB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At June 30, 2019, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $612.2 million, or 20.3% of total funding (deposits and total borrowings, excluding subordinated debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all.  Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.

We historically employed derivative financial instruments to manage our exposure to changes in interest rates.  During the first six months of 2019 and 2018, we entered into $17.6 million and $10.4 million (aggregate notional amounts), respectively, of interest rate swaps with commercial loan customers, which were offset with interest rate swaps that the Bank entered into with a broker-dealer. We recorded $0.25 million and $0.33 million of fee income related to these transactions during the first six months of 2019 and 2018, respectively. See note #6 to the Condensed Consolidated Financial Statements included within this report for more information on our derivative financial instruments.

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

At June 30, 2019, we had $556.2 million of time deposits that mature in the next 12 months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $2.29 billion of our deposits at June 30, 2019, were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.

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

We also believe that the available cash on hand at the parent company (including time deposits) of approximately $13.3 million as of June 30, 2019 provides sufficient liquidity resources at the parent company to meet operating expenses, to make interest payments on the subordinated debentures, and to pay projected cash dividends on our common stock.

Effective management of capital resources is critical to our mission to create value for our shareholders. In addition to common stock, our capital structure also currently includes cumulative trust preferred securities.

Index
Capitalization
	June 30, 2019	December 31, 2018
	(In thousands)
Subordinated debentures	$39,422	$39,388
Amount not qualifying as regulatory capital	(1,224)	(1,224)
Amount qualifying as regulatory capital	38,198	38,164
Shareholders’ equity
Common stock	351,894	377,372
Accumulated deficit	(16,617)	(28,270)
Accumulated other comprehensive loss	(4,431)	(10,108)
Total shareholders’ equity	330,846	338,994
Total capitalization	$369,044	$377,158

We currently have four special purpose entities with $39.4 million of outstanding cumulative trust preferred securities as of June 30, 2019.  These special purpose entities issued common securities and provided cash to our parent company that in turn issued subordinated debentures to these special purpose entities equal to the trust preferred securities and common securities. The subordinated debentures represent the sole asset of the special purpose entities. The common securities and subordinated debentures are included in our Condensed Consolidated Statements of Financial Condition.

The FRB has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at June 30, 2019 and December 31, 2018.

Common shareholders’ equity decreased to $330.8 million at June 30, 2019, from $339.0 million at December 31, 2018, due primarily to our share repurchases and cash dividend payments that were partially offset by our net income and a decrease in our accumulated other comprehensive loss. Our tangible common equity (“TCE”) totaled $296.7 million and $304.3 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 8.72% and 9.17% at June 30, 2019, and December 31, 2018, respectively.  TCE and the ratio of TCE to tangible assets are non-GAAP measures.  TCE represents total common equity less goodwill and other intangible assets.

In December 2018, our Board of Directors authorized a 2019 share repurchase plan.  Under the terms of the original 2019 share repurchase plan, we were authorized to buy back up to 5% of our outstanding common stock.  During the first six months of 2019, we completed the repurchase of 5% of our outstanding common shares (1,179,688 shares at a weighted average purchase price of $21.85 per share). In June 2019, our Board of Directors supplemented the 2019 share repurchase plan and authorized the repurchase of up to 300,000 additional common shares. The 2019 share repurchase plan is authorized to last through December 31, 2019.

Index
We pay a quarterly cash dividend on our common stock.  These dividends totaled $0.18 per share in the first and second quarters of 2019 and $0.15 per share in the first and second quarters 2018.    We generally favor a dividend payout ratio between 30% and 50% of net income.

As of June 30, 2019 and December 31, 2018, our Bank (and holding company) continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards (also see note #10 to the Condensed Consolidated Financial Statements included within this report).

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

Index
CHANGES IN MARKET VALUE OF PORTFOLIO EQUITY AND NET INTEREST INCOME

Change in Interest Rates	Market Value of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change
	(Dollars in thousands)
June 30, 2019
200 basis point rise	$407,000	(5.66)%	$124,500	1.55%
100 basis point rise	427,000	(1.02)	123,900	1.06
Base-rate scenario	431,400	-	122,600	-
100 basis point decline	407,200	(5.61)	120,500	(1.71)

December 31, 2018
200 basis point rise	$481,100	(3.37)%	$126,200	3.27%
100 basis point rise	495,400	(0.50)	124,800	2.13
Base-rate scenario	497,900	-	122,200	-
100 basis point decline	482,800	(3.03)	119,600	(2.13)

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

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended June 30, 2019, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended June 30, 2019, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the “Plan”) pursuant to which non-employee directors can elect to receive shares of the Company’s common stock in lieu of fees otherwise payable to the director for his or her service as a director.  A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board.  Pursuant to this Plan, during the second quarter of 2019, the Company issued 731 shares of common stock to non-employee directors on a current basis and 2,093 shares of common stock to the trust for distribution to directors on a deferred basis.  These shares were issued on April 1, 2019 representing aggregate fees of $0.06 million. The shares on a current basis were issued at a price of $21.50 per share and the shares on a deferred basis were issued at a price of $19.35 per share, representing 90% of the fair value of the shares on the credit date.  The price per share was the consolidated closing bid price per share of the Company’s common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules.  The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

The following table shows certain information relating to repurchases of common stock for the three-months ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
April 2019	65,196	$21.28	65,196	998,003
May 2019	998,705	21.89	998,705	(702	)(1)
June 2019	--	--	--	299,298
Total	1,063,901	$21.86	1,063,901	299,298

(1)
In May 2019, the Company repurchased a large number of shares in a private transaction. The number of shares repurchased included an immaterial number of shares (702 shares) in excess of the remaining shares under the publicly-announced plan. As previously disclosed, the Company’s Board of Directors expanded the repurchase plan in June 2019.

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

Date	August 2, 2019	By	/s/ Robert N. Shuster
Robert N. Shuster, Principal Financial Officer

Date	August 2, 2019	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer