Form 10-Q
period 2019-09-30
INDEPENDENT BANK CORP /MI/
filed 2019-11-01
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2019

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
YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: common stock, no par value, 22,481,485 as of October 31, 2019.

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

Index
Part I - Item1.	INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition

	September 30, 2019	December 31, 2018
	(unaudited)
	(In thousands, except share amounts)
Assets
Cash and due from banks	$38,662	$23,350
Interest bearing deposits	43,755	46,894
Cash and Cash Equivalents	82,417	70,244
Interest bearing deposits - time	499	595
Equity securities at fair value	-	393
Securities available for sale	439,592	427,926
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	18,359	18,359
Loans held for sale, carried at fair value	87,358	44,753
Loans held for sale, carried at lower of cost or fair value	36,622	41,471
Loans
Commercial	1,189,017	1,144,481
Mortgage	1,070,035	1,042,890
Installment	463,394	395,149
Total Loans	2,722,446	2,582,520
Allowance for loan losses	(26,148)	(24,888)
Net Loans	2,696,298	2,557,632
Other real estate and repossessed assets, net	1,789	1,299
Property and equipment, net	37,424	38,777
Bank-owned life insurance	55,412	55,068
Deferred tax assets, net	2,773	5,779
Capitalized mortgage loan servicing rights, carried at fair value	16,906	21,400
Other intangibles	5,598	6,415
Goodwill	28,300	28,300
Accrued income and other assets	41,490	34,870
Total Assets	$3,550,837	$3,353,281

Liabilities and Shareholders’ Equity
Deposits
Non-interest bearing	$883,138	$879,549
Savings and interest-bearing checking	1,178,695	1,194,865
Reciprocal	416,200	182,072
Time	374,579	385,981
Brokered time	199,700	270,961
Total Deposits	3,052,312	2,913,428
Other borrowings	63,974	25,700
Subordinated debentures	39,439	39,388
Accrued expenses and other liabilities	54,867	35,771
Total Liabilities	3,210,592	3,014,287
Commitments and contingent liabilities
Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 22,480,748 shares at September 30, 2019 and 23,579,725 shares at December 31, 2018	351,839	377,372
Accumulated deficit	(8,221)	(28,270)
Accumulated other comprehensive loss	(3,373)	(10,108)
Total Shareholders’ Equity	340,245	338,994
Total Liabilities and Shareholders’ Equity	$3,550,837	$3,353,281

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
	(In thousands, except per share amounts)

Interest Income
Interest and fees on loans	$34,226	$31,000	$100,743	$84,027
Interest on securities
Taxable	2,771	2,737	8,811	8,092
Tax-exempt	319	412	1,017	1,335
Other investments	495	303	1,449	898
Total Interest Income	37,811	34,452	112,020	94,352
Interest Expense
Deposits	6,236	3,976	17,938	9,472
Other borrowings and subordinated debentures	703	779	2,211	2,267
Total Interest Expense	6,939	4,755	20,149	11,739
Net Interest Income	30,872	29,697	91,871	82,613
Provision for loan losses	(271)	(53)	1,045	912
Net Interest Income After Provision for Loan Losses	31,143	29,750	90,826	81,701
Non-interest Income
Service charges on deposit accounts	2,883	3,166	8,323	9,166
Interchange income	2,785	2,486	7,744	7,236
Net gains (losses) on assets
Mortgage loans	5,677	2,745	13,590	8,571
Securities	-	93	304	(71)
Mortgage loan servicing, net	(1,562)	1,212	(4,684)	4,668
Other	2,492	2,134	6,862	6,294
Total Non-interest Income	12,275	11,836	32,139	35,864
Non-interest Expense
Compensation and employee benefits	16,673	16,169	48,955	46,506
Occupancy, net	2,161	2,233	6,797	6,667
Data processing	2,282	2,051	6,597	6,180
Furniture, fixtures and equipment	1,023	1,043	3,058	3,029
Communications	733	727	2,219	2,111
Interchange expense	891	715	2,332	1,974
Loan and collection	714	531	1,976	1,900
Advertising	636	594	1,935	1,578
Legal and professional	541	477	1,281	1,311
FDIC deposit insurance	13	270	723	750
Merger related expenses	-	98	-	3,354
Other	2,181	1,832	6,557	5,276
Total Non-interest Expense	27,848	26,740	82,430	80,636
Income Before Income Tax	15,570	14,846	40,535	36,929
Income tax expense	3,125	2,921	7,979	7,026
Net Income	$12,445	$11,925	$32,556	$29,903
Net Income Per Common Share
Basic	$0.55	$0.49	$1.41	$1.29
Diluted	$0.55	$0.49	$1.40	$1.27

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(unaudited - In thousands)

Net income	$12,445	$11,925	$32,556	$29,903
Other comprehensive income (loss)
Securities available for sale
Unrealized gains (losses) arising during period	1,567	(1,157)	10,851	(6,220)
Change in unrealized losses for which a portion of other than temporary impairment has been recognized in earnings	(53)	(14)	(55)	(17)
Reclassification adjustments for (gains) losses included in earnings	-	-	(137)	45
Unrealized gains (losses) recognized in other comprehensive income (loss) on securities available for sale	1,514	(1,171)	10,659	(6,192)
Income tax expense (benefit)	318	(246)	2,238	(1,300)
Unrealized gains (losses) recognized in other comprehensive income (loss) on securities available for sale, net of tax	1,196	(925)	8,421	(4,892)
Derivative instruments
Unrealized gain (loss) arising during period	(72)	389	(1,740)	1,400
Reclassification adjustment for income recognized in earnings	(102)	(73)	(393)	(132)
Unrealized gains (losses) recognized in other comprehensive income (loss) on derivative instruments	(174)	316	(2,133)	1,268
Income tax expense (benefit)	(36)	66	(447)	266
Unrealized gains (losses) recognized in other comprehensive income (loss) on derivative instruments, net of tax	(138)	250	(1,686)	1,002
Other comprehensive income (loss)	1,058	(675)	6,735	(3,890)
Comprehensive income	$13,503	$11,250	$39,291	$26,013

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2019	2018
	(unaudited - In thousands)
Net Income	$32,556	$29,903
Adjustments to Reconcile Net Income to Net Cash From Operating Activities
Proceeds from the sale of equity securities at fair value	560	-
Proceeds from sales of loans held for sale	422,557	351,486
Disbursements for loans held for sale	(451,572)	(343,462)
Provision for loan losses	1,045	912
Deferred income tax expense	1,216	6,972
Deferred loan fees and costs	(3,122)	(3,681)
Net depreciation, amortization of intangible assets and premiums and accretion of discounts on securities, loans and interest bearing deposits - time	4,427	4,560
Net gains on mortgage loans	(13,590)	(8,571)
Net (gains) losses on securities	(304)	71
Share based compensation	1,348	1,293
Increase in accrued income and other assets	(2,149)	(16,925)
Increase (decrease) in accrued expenses and other liabilities	13,088	(1,930)
Total Adjustments	(26,496)	(9,275)
Net Cash From Operating Activities	6,060	20,628
Cash Flow Used in Investing Activities
Proceeds from the sale of securities available for sale	44,305	31,445
Proceeds from maturities, prepayments and calls of securities available for sale	110,517	125,275
Purchases of securities available for sale	(123,238)	(71,067)
Proceeds from the sale of interest bearing deposits - time	-	2,474
Proceeds from the maturity of interest bearing deposits - time	100	3,728
Purchase of Federal Reserve Bank Stock	-	(2,034)
Net increase in portfolio loans (loans originated, net of principal payments)	(213,116)	(272,084)
Proceeds from the sale of portfolio loans	50,516	27,577
Acquisition of TCSB Bancorp Inc., less cash received	-	23,516
Proceeds from bank-owned life insurance	470	474
Proceeds from the sale of other real estate and repossessed assets	1,438	1,777
Capital expenditures	(2,587)	(2,812)
Net Cash Used in Investing Activities	(131,595)	(131,731)
Cash Flow From Financing Activities
Net increase in total deposits	138,884	110,400
Net increase in other borrowings	18,355	18,903
Proceeds from Federal Home Loan Bank Advances	57,000	1,202,000
Payments of Federal Home Loan Bank Advances	(37,143)	(1,210,197)
Dividends paid	(12,507)	(10,446)
Proceeds from issuance of common stock	282	202
Repurchase of common stock	(26,284)	-
Share based compensation withholding obligation	(879)	(1,327)
Net Cash From Financing Activities	137,708	109,535
Net Increase (Decrease) in Cash and Cash Equivalents	12,173	(1,568)
Cash and Cash Equivalents at Beginning of Period	70,244	54,738
Cash and Cash Equivalents at End of Period	$82,417	$53,170
Cash paid during the period for
Interest	$20,185	$11,168
Income taxes	5,934	120
Operating leases	1,692	-
Transfers to other real estate and repossessed assets	1,901	960
Purchase of securities available for sale not yet settled	3,075	1,000
Securitization of portfolio loans	29,790	-
Right of use assets obtained in exchange for lease obligations	7,767	-
Transfer of loans to held for sale	36,622	27,577

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(Dollars in thousands, except per share amounts)
Balances at July 1, 2019	$351,894	$(16,617)	$(4,431)	$330,846
Net income, three months ended September 30, 2019	-	12,445	-	12,445
Cash dividends declared, $.18 per share	-	(4,049)	-	(4,049)
Repurchase of 25,000 shares of common stock	(502)	-	-	(502)
Issuance of 1,900 shares of common stock	-	-	-	-
Share based compensation (issuance of 5,991 shares of common stock)	460	-	-	460
Share based compensation withholding obligation (withholding of 919 shares of common stock)	(13)	-	-	(13)
Other comprehensive income	-	-	1,058	1,058
Balances at September 30, 2019	$351,839	$(8,221)	$(3,373)	$340,245
Balances at July 1, 2018	$389,196	$(42,899)	$(9,214)	$337,083
Net income, three months ended September 30, 2018	-	11,925	-	11,925
Cash dividends declared, $.15 per share	-	(3,623)	-	(3,623)
Issuance of 8,340 shares of common stock	55	-	-	55
Share based compensation (issuance of zero shares of common stock)	445	-	-	445
Share based compensation withholding obligation (withholding of 382 shares of common stock)	(6)	-	-	(6)
Other comprehensive loss	-	-	(675)	(675)
Balances at September 30, 2018	$389,690	$(34,597)	$(9,889)	$345,204
Balances at January 1, 2019	$377,372	$(28,270)	$(10,108)	$338,994
Net income, nine months ended September 30, 2019	-	32,556	-	32,556
Cash dividends declared, $.54 per share	-	(12,507)	-	(12,507)
Repurchase of 1,204,688 shares of common stock	(26,284)	-	-	(26,284)
Issuance of 70,299 shares of common stock	282	-	-	282
Share based compensation (issuance of 92,617 shares of common stock)	1,348	-	-	1,348
Share based compensation withholding obligation (withholding of 57,205 shares of common stock)	(879)	-	-	(879)
Other comprehensive income	-	-	6,735	6,735
Balances at September 30, 2019	$351,839	$(8,221)	$(3,373)	$340,245
Balances at January 1, 2018	$324,986	$(54,054)	$(5,999)	$264,933
Net income, nine months ended September 30, 2018	-	29,903	-	29,903
Cash dividends declared, $.45 per share	-	(10,446)	-	(10,446)
Acquisition of TCSB Bancorp, Inc.	64,536	-	-	64,536
Issuance of 113,548 shares of common stock	202	-	-	202
Share based compensation (issuance of 81,919 shares of common stock)	1,293	-	-	1,293
Share based compensation withholding obligation (withholding of 87,767 shares of common stock)	(1,327)	-	-	(1,327)
Other comprehensive loss	-	-	(3,890)	(3,890)
Balances at September 30, 2018	$389,690	$(34,597)	$(9,889)	$345,204

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of September 30, 2019 and December 31, 2018, and the results of operations for the three and nine-month periods ended September 30, 2019 and 2018.  The results of operations for the three and nine-month periods ended September 30, 2019, are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.  Our critical accounting policies include the determination of the allowance for loan losses and the valuation of capitalized mortgage loan servicing rights.  Refer to our 2018 Annual Report on Form 10-K for a disclosure of our accounting policies.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We began evaluating this ASU in 2016 and established a company-wide, cross-discipline governance structure, which provides implementation oversight. We continue to test and refine our current expected credit loss models that satisfy the requirements of this ASU. Oversight and testing, as well as efforts to meet expanded disclosure requirements, will extend through the remainder of 2019.  We expect that the allowance related to our loans will increase as it will cover credit losses over the full remaining expected life of the portfolio. We currently intend to estimate losses over approximately a two year forecast period using the Federal Open Market Committee median economic projections (which are typically published in March of each year) as well as considering other economic forecast sources, and then revert to longer term historical loss experience to estimate losses over more extended periods. We currently expect the increase in the allowance for loan losses to be in the range of $9.0 million to $11.0 million, primarily driven by the longer contractual maturities of our mortgage and consumer installment loan segments.  This estimated range is based on our September 30, 2019 loan portfolio and currently available economic forecasts. The mid-point of the range utilizes a two year forecast period and a two year reversion period. This estimated range also includes a qualitative adjustment to the allowance for loan losses. In addition, we currently expect this ASU to increase the allowance for losses related to unfunded loan commitments between $0.5 million and $1.5 million.  These estimates are subject to further refinement based on continuing reviews, testing, enhancements and approvals of models, methodologies and judgments. The ultimate impact will depend upon the nature and characteristics of our loan portfolio at the adoption date, the macroeconomic conditions and forecasts at that date, further regulatory or accounting guidance and other management judgments.  We currently do not expect to record any allowance for loss on available for sale securities. The ultimate impact will depend upon the nature and characteristics of our securities available for sale (including issuer specific matters) at the adoption date, the macroeconomic conditions and forecasts at that date, and other management judgments.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3.	Securities

Securities available for sale consist of the following:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
September 30, 2019
U.S. agency	$15,145	$153	$15	$15,283
U.S. agency residential mortgage-backed	146,128	1,806	214	147,720
U.S. agency commercial mortgage-backed	11,182	155	18	11,319
Private label mortgage-backed	31,195	686	55	31,826
Other asset backed	94,799	185	199	94,785
Obligations of states and political subdivisions	99,352	1,880	93	101,139
Corporate	32,444	1,237	3	33,678
Trust preferred	1,966	-	146	1,820
Foreign government	2,020	4	2	2,022
Total	$434,231	$6,106	$745	$439,592

December 31, 2018
U.S. agency	$20,198	$9	$193	$20,014
U.S. agency residential mortgage-backed	124,777	817	1,843	123,751
U.S. agency commercial mortgage-backed	5,909	1	184	5,726
Private label mortgage-backed	29,735	321	637	29,419
Other asset backed	83,481	86	248	83,319
Obligations of states and political subdivisions	130,244	257	2,946	127,555
Corporate	34,866	29	586	34,309
Trust preferred	1,964	-	145	1,819
Foreign government	2,050	-	36	2,014
Total	$433,224	$1,520	$6,818	$427,926

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our investments’ gross unrealized losses and fair values aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

September 30, 2019
U.S. agency	$2,189	$4	$2,888	$11	$5,077	$15
U.S. agency residential mortgage-backed	26,084	33	16,902	181	42,986	214
U.S. agency commercial mortgage-backed	1,987	12	882	6	2,869	18
Private label mortgage- backed	5,636	6	612	49	6,248	55
Other asset backed	23,926	100	11,487	99	35,413	199
Obligations of states and political subdivisions	14,457	37	4,362	56	18,819	93
Corporate	285	2	999	1	1,284	3
Trust preferred	900	100	920	46	1,820	146
Foreign government	-	-	1,519	2	1,519	2
Total	$75,464	$294	$40,571	$451	$116,035	$745

December 31, 2018
U.S. agency	$7,150	$46	$11,945	$147	$19,095	$193
U.S. agency residential mortgage-backed	18,374	180	48,184	1,663	66,558	1,843
U.S. agency commercial mortgage-backed	566	3	5,094	181	5,660	184
Private label mortgage-backed	8,273	57	16,145	580	24,418	637
Other asset backed	53,043	160	10,235	88	63,278	248
Obligations of states and political subdivisions	25,423	262	80,701	2,684	106,124	2,946
Corporate	17,758	343	9,222	243	26,980	586
Trust preferred	939	61	880	84	1,819	145
Foreign government	-	-	2,014	36	2,014	36
Total	$131,526	$1,112	$184,420	$5,706	$315,946	$6,818

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

U.S. agency, U.S. agency residential mortgage-backed securities and U.S. agency commercial mortgage backed securities — at September 30, 2019, we had 26 U.S. agency, 98 U.S. agency residential mortgage-backed and eight U.S. agency commercial mortgage-backed securities whose fair market value is less than amortized cost. The unrealized losses are largely attributed to increases in interest rates since acquisition and widening spreads to Treasury bonds. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Private label mortgage backed securities — at September 30, 2019, we had 12 of this type of security whose fair value is less than amortized cost. Unrealized losses are primarily due to credit spread widening and increases in interest rates since their acquisition.

Two private label mortgage-backed securities (discussed further below) were reviewed for other than temporary impairment (‘‘OTTI’’) utilizing a cash flow projection. The cash flow analysis forecasts cash flow from the underlying loans in each transaction and then applies these cash flows to the bonds in the securitization. See further discussion below.

As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no other declines discussed above are deemed to be other than temporary.

Other asset backed — at September 30, 2019, we had 40 other asset backed securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and increases in interest rates since acquisition. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Obligations of states and political subdivisions — at September 30, 2019, we had 59 municipal securities whose fair value is less than amortized cost. The unrealized losses are primarily due to wider benchmark pricing spreads and increases in interest rates since acquisition. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Corporate — at September 30, 2019, we had two corporate securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and increases in interest rates since acquisition. As management does not intend to liquidate these securities and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines are deemed to be other than temporary.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Trust preferred securities — at September 30, 2019, we had two trust preferred securities whose fair value is less than amortized cost. Both of our trust preferred securities are single issue securities issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities has suffered from credit spread widening. One of the securities is rated by a major rating agency as investment grade while the other one is non-rated. The non-rated issue is a relatively small bank and was never rated. The issuer of this non-rated trust preferred security, which had a total amortized cost of $1.0 million and total fair value of $0.90 million as of September 30, 2019, continues to have satisfactory credit metrics and make interest payments. As management does not intend to liquidate this security and it is more likely than not that we will not be required to sell this security prior to recovery of the unrealized loss, this decline is not deemed to be other than temporary.

Foreign government — at September 30, 2019, we had one foreign government security whose fair value is less than amortized cost. The unrealized loss is primarily due to increases in interest rates since acquisition. As management does not intend to liquidate this security and it is more likely than not that we will not be required to sell this security prior to recovery of this unrealized loss, this decline is not deemed to be other than temporary.

We recorded no credit related OTTI charges in our Condensed Consolidated Statements of Operations related to securities available for sale during the three and nine month periods ended September 30, 2019 and 2018, respectively.

At September 30, 2019, two private label mortgage-backed securities had credit related OTTI and are summarized as follows:

	Senior Security	Super Senior Security	Total
	(In thousands)

Fair value	$645	$647	$1,292
Amortized cost	552	479	1,031
Non-credit unrealized loss	-	-	-
Unrealized gain	93	168	261
Cumulative credit related OTTI	757	457	1,214

Both of these securities are receiving principal and interest payments similar to principal reductions in the underlying collateral and have unrealized gains at September 30, 2019. The original amortized cost (current amortized cost excluding cumulative credit related OTTI) for each of these securities has been permanently adjusted downward for previously recorded credit related OTTI. The unrealized loss (based on original amortized cost) for these securities is now less than previously recorded credit related OTTI amounts.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A roll forward of credit losses recognized in earnings on securities available for sale follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Balance at beginning of period	$1,594	$1,594	$1,594	$1,594
Additions to credit losses on securities for which no previous OTTI was recognized	-	-	-	-
Increases to credit losses on securities for which OTTI was previously recognized	-	-	-	-
Reduction(1)	(380)	-	(380)	-
Balance at end of period	$1,214	$1,594	$1,214	$1,594

(1)During the third quarter of 2019 one security with previously recorded OTTI was settled and balance is now zero.

The amortized cost and fair value of securities available for sale at September 30, 2019, by contractual maturity, follow:

	Amortized Cost	Fair Value
	(In thousands)
Maturing within one year	$13,331	$13,347
Maturing after one year but within five years	53,809	54,524
Maturing after five years but within ten years	47,726	49,239
Maturing after ten years	36,061	36,832
	150,927	153,942
U.S. agency residential mortgage-backed	146,128	147,720
U.S. agency commercial mortgage-backed	11,182	11,319
Private label mortgage-backed	31,195	31,826
Other asset backed	94,799	94,785
Total	$434,231	$439,592

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

Gains and losses realized on the sale of securities available for sale are determined using the specific identification method and are recognized on a trade-date basis.  A summary of proceeds from the sale of securities available for sale and gains and losses for the nine month periods ending September 30, follows:

		Realized
	Proceeds	Gains (1)	Losses
	(In thousands)
2019	$44,305	$169	$32
2018	$31,445	$81	$126

(1)	2018 excludes a $0.144 million gain on the sale of 1,000 VISA class B shares.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Certain preferred stocks which were all sold during the first quarter of 2019 had been classified as equity securities at fair value in our Condensed Consolidated Statement of Financial Condition.  During the nine months ended September 30, 2019 and 2018 we recognized gains (losses) on these preferred stocks of $0.167 million and $(0.170) million, respectively, that are included in net gains (losses) on securities in the Condensed Consolidated Statements of Operations.  Zero and $(0.170) million of these gains (losses) during the nine months ended September 30, 2019 and 2018, respectively relate to preferred stock still held at each respective period end.

4.	Loans

Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent and historical loss experience, current economic conditions and other pertinent factors.

An analysis of the allowance for loan losses by portfolio segment for the three months ended September 30, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2019
Balance at beginning of period	$8,121	$8,062	$1,293	$8,427	$25,903
Additions (deductions)
Provision for loan losses	(810)	83	289	167	(271)
Recoveries credited to the allowance	1,215	235	202	-	1,652
Loans charged against the allowance	(303)	(397)	(436)	-	(1,136)
Balance at end of period	$8,223	$7,983	$1,348	$8,594	$26,148

2018
Balance at beginning of period	$6,073	$8,296	$848	$8,287	$23,504
Additions (deductions)
Provision for loan losses	(907)	415	(25)	464	(53)
Recoveries credited to the allowance	1,418	192	298	-	1,908
Loans charged against the allowance	(225)	(448)	(285)	-	(958)
Balance at end of period	$6,359	$8,455	$836	$8,751	$24,401

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An analysis of the allowance for loan losses by portfolio segment for the nine months ended September 30, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2019
Balance at beginning of period	$7,090	$7,978	$895	$8,925	$24,888
Additions (deductions)
Provision for loan losses	85	270	1,021	(331)	1,045
Recoveries credited to the allowance	1,720	786	603	-	3,109
Loans charged against the allowance	(672)	(1,051)	(1,171)	-	(2,894)
Balance at end of period	$8,223	$7,983	$1,348	$8,594	$26,148

2018
Balance at beginning of period	$5,595	$8,733	$864	$7,395	$22,587
Additions (deductions)
Provision for loan losses	(1,404)	778	182	1,356	912
Recoveries credited to the allowance	2,458	549	761	-	3,768
Loans charged against the allowance	(290)	(1,605)	(971)	-	(2,866)
Balance at end of period	$6,359	$8,455	$836	$8,751	$24,401

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Allowance for loan losses and recorded investment in loans by portfolio segment follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
September 30, 2019
Allowance for loan losses:
Individually evaluated for impairment	$871	$4,610	$297	$-	$5,778
Collectively evaluated for impairment	7,352	3,373	1,051	8,594	20,370
Loans acquired with deteriorated credit quality	-	-	-	-	-
Total ending allowance for loan losses balance	$8,223	$7,983	$1,348	$8,594	$26,148

Loans
Individually evaluated for impairment	$7,776	$42,590	$3,223		$53,589
Collectively evaluated for impairment	1,182,825	1,031,163	460,973		2,674,961
Loans acquired with deteriorated credit quality	1,421	582	329		2,332
Total loans recorded investment	1,192,022	1,074,335	464,525		2,730,882
Accrued interest included in recorded investment	3,005	4,300	1,131		8,436
Total loans	$1,189,017	$1,070,035	$463,394		$2,722,446

December 31, 2018
Allowance for loan losses:
Individually evaluated for impairment	$1,305	$4,799	$206	$-	$6,310
Collectively evaluated for impairment	5,785	3,179	689	8,925	18,578
Loans acquired with deteriorated credit quality	-	-	-	-	-
Total ending allowance for loan losses balance	$7,090	$7,978	$895	$8,925	$24,888

Loans
Individually evaluated for impairment	$8,697	$46,394	$3,370		$58,461
Collectively evaluated for impairment	1,137,586	1,000,038	392,460		2,530,084
Loans acquired with deteriorated credit quality	1,609	555	349		2,513
Total loans recorded investment	1,147,892	1,046,987	396,179		2,591,058
Accrued interest included in recorded investment	3,411	4,097	1,030		8,538
Total loans	$1,144,481	$1,042,890	$395,149		$2,582,520

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	90+ and Still Accruing	Non- Accrual	Total Non- Performing Loans
	(In thousands)
September 30, 2019
Commercial
Income producing - real estate	$-	$-	$-
Land, land development and construction - real estate	-	654	654
Commercial and industrial	-	87	87
Mortgage
1-4 family	-	3,873	3,873
Resort lending	-	227	227
Home equity - 1st lien	-	208	208
Home equity - 2nd lien	-	665	665
Installment
Home equity - 1st lien	-	125	125
Home equity - 2nd lien	-	269	269
Boat lending	-	378	378
Recreational vehicle lending	-	2	2
Other	-	161	161
Total recorded investment	$-	$6,649	$6,649
Accrued interest included in recorded investment	$-	$-	$-
December 31, 2018
Commercial
Income producing - real estate	$-	$-	$-
Land, land development and construction - real estate	-	-	-
Commercial and industrial	-	2,123	2,123
Mortgage
1-4 family	5	4,332	4,337
Resort lending	-	755	755
Home equity - 1st lien	-	159	159
Home equity - 2nd lien	-	419	419
Installment
Home equity - 1st lien	-	178	178
Home equity - 2nd lien	-	226	226
Boat lending	-	166	166
Recreational vehicle lending	-	7	7
Other	-	204	204
Total recorded investment	$5	$8,569	$8,574
Accrued interest included in recorded investment	$-	$-	$-

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An aging analysis of loans by class follows:

	Loans Past Due				Loans not	Total
	30-59 days	60-89 days	90+ days	Total	Past Due	Loans
	(In thousands)
September 30, 2019
Commercial
Income producing - real estate	$44	$-	$-	$44	$424,472	$424,516
Land, land development and construction - real estate	-	-	-	-	102,227	102,227
Commercial and industrial	483	26	-	509	664,770	665,279
Mortgage
1-4 family	3,098	973	1,359	5,430	841,658	847,088
Resort lending	703	81	93	877	69,949	70,826
Home equity - 1st lien	87	101	79	267	37,069	37,336
Home equity - 2nd lien	765	344	231	1,340	117,745	119,085
Installment
Home equity - 1st lien	83	19	10	112	5,871	5,983
Home equity - 2nd lien	118	3	166	287	4,832	5,119
Boat lending	625	49	140	814	205,526	206,340
Recreational vehicle lending	92	33	2	127	152,904	153,031
Other	233	85	104	422	93,630	94,052
Total recorded investment	$6,331	$1,714	$2,184	$10,229	$2,720,653	$2,730,882
Accrued interest included in recorded investment	$65	$17	$-	$82	$8,354	$8,436

December 31, 2018
Commercial
Income producing - real estate	$44	$-	$-	$44	$388,729	$388,773
Land, land development and construction - real estate	-	-	-	-	84,458	84,458
Commercial and industrial	1,538	-	-	1,538	673,123	674,661
Mortgage
1-4 family	1,608	194	4,882	6,684	833,760	840,444
Resort lending	252	-	755	1,007	80,774	81,781
Home equity - 1st lien	176	-	159	335	38,909	39,244
Home equity - 2nd lien	446	100	419	965	84,553	85,518
Installment
Home equity - 1st lien	200	55	197	452	6,985	7,437
Home equity - 2nd lien	111	24	226	361	6,683	7,044
Boat lending	316	295	166	777	169,117	169,894
Recreational vehicle lending	28	21	7	56	125,780	125,836
Other	241	131	204	576	85,392	85,968
Total recorded investment	$4,960	$820	$7,015	$12,795	$2,578,263	$2,591,058
Accrued interest included in recorded investment	$44	$11	$-	$55	$8,483	$8,538

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans are as follows:

	September 30, 2019	December 31, 2018
Impaired loans with no allocated allowance for loan losses	(In thousands)
Troubled debt restructurings (“TDR”)	$-	$-
Non - TDR	1,144	-
Impaired loans with an allocated allowance for loan losses
TDR - allowance based on collateral	1,129	2,787
TDR - allowance based on present value cash flow	49,094	53,258
Non - TDR - allowance based on collateral	1,969	2,145
Total impaired loans	$53,336	$58,190

Amount of allowance for loan losses allocated
TDR - allowance based on collateral	$230	$769
TDR - allowance based on present value cash flow	4,865	4,849
Non - TDR - allowance based on collateral	683	692
Total amount of allowance for loan losses allocated	$5,778	$6,310

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans by class  are as follows:

	September 30, 2019			December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance For Loan Losses	Recorded Investment	Unpaid Principal Balance	Related Allowance For Loan Losses
With no related allowance for loan losses recorded:	(In thousands)
Commercial
Income producing - real estate	$-	$-	$-	$-	$-	$-
Land, land development & construction-real estate	654	734	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Mortgage
1-4 family	490	774	-	3	474	-
Resort lending	-	-	-	-	-	-
Home equity - 1st lien	-	-	-	-	-	-
Home equity - 2nd lien	-	-	-	-	-	-
Installment
Home equity - 1st lien	-	-	-	1	122	-
Home equity - 2nd lien	-	15	-	-	-	-
Boat lending	-	5	-	-	5	-
Recreational vehicle lending	-	-	-	-	-	-
Other	-	24	-	-	15	-
	1,144	1,552	-	4	616	-
With an allowance for loan losses recorded:
Commercial
Income producing - real estate	$5,859	$5,837	619	4,770	4,758	303
Land, land development & construction-real estate	113	113	25	290	289	35
Commercial and industrial	1,150	1,244	227	3,637	3,735	967
Mortgage
1-4 family	29,521	31,657	3,164	32,842	34,427	2,859
Resort lending	11,741	11,949	1,197	13,328	13,354	1,927
Home equity - 1st lien	190	219	49	65	64	4
Home equity - 2nd lien	648	657	200	156	155	9
Installment
Home equity - 1st lien	1,219	1,395	77	1,440	1,524	89
Home equity - 2nd lien	1,406	1,417	116	1,471	1,491	92
Boat lending	140	177	37	-	-	-
Recreational vehicle lending	49	50	3	79	79	4
Other	409	477	64	379	406	21
	52,445	55,192	5,778	58,457	60,282	6,310
Total
Commercial
Income producing - real estate	5,859	5,837	619	4,770	4,758	303
Land, land development & construction-real estate	767	847	25	290	289	35
Commercial and industrial	1,150	1,244	227	3,637	3,735	967
Mortgage
1-4 family	30,011	32,431	3,164	32,845	34,901	2,859
Resort lending	11,741	11,949	1,197	13,328	13,354	1,927
Home equity - 1st lien	190	219	49	65	64	4
Home equity - 2nd lien	648	657	200	156	155	9
Installment
Home equity - 1st lien	1,219	1,395	77	1,441	1,646	89
Home equity - 2nd lien	1,406	1,432	116	1,471	1,491	92
Boat lending	140	182	37	-	5	-
Recreational vehicle lending	49	50	3	79	79	4
Other	409	501	64	379	421	21
Total	$53,589	$56,744	$5,778	$58,461	$60,898	$6,310
Accrued interest included in recorded investment	$253			$271

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Average recorded investment in and interest income earned on impaired loans by class for the three month periods ending September 30, follows:

	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance for loan losses recorded:	(In thousands)
Commercial
Income producing - real estate	$-	$-	$-	$-
Land, land development & construction-real estate	327	5	2,402	-
Commercial and industrial	-	-	425	7
Mortgage
1-4 family	552	7	121	9
Resort lending	-	-	-	-
Home equity - 1st lien	-	-	-	-
Home equity - 2nd lien	-	-	-	-
Installment
Home equity - 1st lien	-	-	1	1
Home equity - 2nd lien	-	-	-	-
Boat lending	-	-	-	-
Recreational vehicle lending	-	-	-	-
Other	-	1	-	-
	879	13	2,949	17
With an allowance for loan losses recorded:
Commercial
Income producing - real estate	5,867	68	4,968	64
Land, land development & construction-real estate	202	3	153	3
Commercial and industrial	1,534	16	2,264	24
Mortgage
1-4 family	29,966	420	34,731	458
Resort lending	12,067	171	14,276	161
Home equity - 1st lien	158	1	67	1
Home equity - 2nd lien	601	8	157	2
Installment
Home equity - 1st lien	1,242	27	1,545	27
Home equity - 2nd lien	1,420	20	1,679	24
Boat lending	86	2	1	-
Recreational vehicle lending	50	1	83	1
Other	443	3	406	5
	53,636	740	60,330	770
Total
Commercial
Income producing - real estate	5,867	68	4,968	64
Land, land development & construction-real estate	529	8	2,555	3
Commercial and industrial	1,534	16	2,689	31
Mortgage
1-4 family	30,518	427	34,852	467
Resort lending	12,067	171	14,276	161
Home equity - 1st lien	158	1	67	1
Home equity - 2nd lien	601	8	157	2
Installment
Home equity - 1st lien	1,242	27	1,546	28
Home equity - 2nd lien	1,420	20	1,679	24
Boat lending	86	2	1	-
Recreational vehicle lending	50	1	83	1
Other	443	4	406	5
Total	$54,515	$753	$63,279	$787

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Average recorded investment in and interest income earned on impaired loans by class for the nine month periods ending September 30, follows:

	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance for loan losses recorded:	(In thousands)
Commercial
Income producing - real estate	$-	$-	$-	$-
Land, land development & construction-real estate	164	5	1,201	-
Commercial and industrial	-	-	472	20
Mortgage
1-4 family	365	9	70	18
Resort lending	-	-	-	-
Home equity - 1st lien	-	-	-	-
Home equity - 2nd lien	-	-	-	-
Installment
Home equity - 1st lien	-	-	1	5
Home equity - 2nd lien	-	-	-	-
Boat lending	-	-	-	-
Recreational vehicle lending	-	-	-	-
Other	-	1	-	1
	529	15	1,744	44
With an allowance for loan losses recorded:
Commercial
Income producing - real estate	5,306	214	5,077	202
Land, land development & construction-real estate	246	7	157	7
Commercial and industrial	2,406	52	2,391	90
Mortgage
1-4 family	31,273	1,280	35,549	1,347
Resort lending	12,607	493	15,027	475
Home equity - 1st lien	125	4	115	4
Home equity - 2nd lien	479	14	167	5
Installment
Home equity - 1st lien	1,328	70	1,595	81
Home equity - 2nd lien	1,446	61	1,728	76
Boat lending	68	2	1	-
Recreational vehicle lending	65	2	86	3
Other	437	14	406	18
	55,786	2,213	62,299	2,308
Total
Commercial
Income producing - real estate	5,306	214	5,077	202
Land, land development & construction-real estate	410	12	1,358	7
Commercial and industrial	2,406	52	2,863	110
Mortgage
1-4 family	31,638	1,289	35,619	1,365
Resort lending	12,607	493	15,027	475
Home equity - 1st lien	125	4	115	4
Home equity - 2nd lien	479	14	167	5
Installment
Home equity - 1st lien	1,328	70	1,596	86
Home equity - 2nd lien	1,446	61	1,728	76
Boat lending	68	2	1	-
Recreational vehicle lending	65	2	86	3
Other	437	15	406	19
Total	$56,315	$2,228	$64,043	$2,352

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance.

TDRs follow:

	September 30, 2019
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDRs	$6,947	$40,873		$47,820
Non-performing TDRs(2)	46	2,357	(3)	2,403
Total	$6,993	$43,230		$50,223

	December 31, 2018
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDRs	$6,460	$46,627		$53,087
Non-performing TDRs(2)	74	2,884	(3)	2,958
Total	$6,534	$49,511		$56,045

(1)	Retail loans include mortgage and installment loan segments.
(2)	Included in non-performing loans table above.
(3)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

We allocated $5.1 million and $5.6 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2019 and December 31, 2018, respectively.

During the nine months ended September 30, 2019 and 2018, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans generally included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the three-month periods ended September 30 follow:

	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
	(Dollars in thousands)
2019
Commercial
Income producing - real estate	-	$-	$-
Land, land development & construction-real estate	-	-	-
Commercial and industrial	2	137	137
Mortgage
1-4 family	1	198	202
Resort lending	-	-	-
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	3	75	75
Installment
Home equity - 1st lien	1	28	28
Home equity - 2nd lien	-	-	-
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	-	-	-
Total	7	$438	$442

2018
Commercial
Income producing - real estate	-	$-	$-
Land, land development & construction-real estate	-	-	-
Commercial and industrial	1	24	24
Mortgage
1-4 family	3	609	609
Resort lending	1	115	114
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	1	15	15
Home equity - 2nd lien	1	20	21
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	-	-	-
Total	7	$783	$783

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as troubled debt restructurings during the nine-month periods ended September 30 follow:

	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
	(Dollars in thousands)
2019
Commercial
Income producing - real estate	2	$1,329	$1,329
Land, land development & construction-real estate	-	-	-
Commercial and industrial	3	186	186
Mortgage
1-4 family	3	985	988
Resort lending	-	-	-
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	3	75	75
Installment
Home equity - 1st lien	3	77	79
Home equity - 2nd lien	4	111	112
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	-	-	-
Total	18	$2,763	$2,769

2018
Commercial
Income producing - real estate	1	$67	$67
Land, land development & construction-real estate	-	-	-
Commercial and industrial	6	611	611
Mortgage
1-4 family	7	903	889
Resort lending	1	115	114
Home equity - 1st lien	-	-	-
Home equity - 2nd lien	-	-	-
Installment
Home equity - 1st lien	6	203	205
Home equity - 2nd lien	3	113	114
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	2	76	73
Total	26	$2,088	$2,073

The troubled debt restructurings described above for 2019 increased the allowance for loan losses by $0.04 million and resulted in zero charge offs during the three months ended September 30, 2019, and increased the allowance for loan losses by $0.09 million and resulted in zero charge offs during the nine months ended September 30, 2019.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

There were no troubled debt restructurings that subsequently defaulted within twelve months following the modification during the three and nine months periods ended September 30, 2019 and 2018.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes loan ratings by loan class for our commercial loan segment:

	Commercial
	Non-watch 1-6	Watch 7-8	Substandard Accrual 9	Non- Accrual 10-11	Total
			(In thousands)
September 30, 2019
Income producing - real estate	$408,132	$15,619	$765	$-	$424,516
Land, land development and construction - real estate	93,563	8,010	-	654	102,227
Commercial and industrial	604,311	59,425	1,456	87	665,279
Total	$1,106,006	$83,054	$2,221	$741	$1,192,022
Accrued interest included in total	$2,713	$284	$8	$-	$3,005

December 31, 2018
Income producing - real estate	$375,142	$13,387	$200	$44	$388,773
Land, land development and construction - real estate	76,120	8,328	-	10	84,458
Commercial and industrial	631,345	35,469	5,577	2,270	674,661
Total	$1,082,607	$57,184	$5,777	$2,324	$1,147,892
Accrued interest included in total	$3,107	$174	$130	$-	$3,411

For each of our mortgage and installment segment classes, we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated semi-annually.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables summarize credit scores by loan class for our mortgage and installment loan segments:

	Mortgage (1)
	1-4 Family	Resort Lending	Home Equity 1st Lien	Home Equity 2nd Lien	Total
	(In thousands)
September 30, 2019
800 and above	$101,927	$11,151	$6,165	$12,177	$131,420
750-799	385,243	31,372	16,300	52,564	485,479
700-749	204,241	15,323	9,209	32,897	261,670
650-699	84,458	7,612	3,747	13,168	108,985
600-649	30,819	2,241	668	4,196	37,924
550-599	16,410	1,171	663	1,881	20,125
500-549	10,972	620	330	1,072	12,994
Under 500	3,718	80	254	372	4,424
Unknown	9,300	1,256	-	758	11,314
Total	$847,088	$70,826	$37,336	$119,085	$1,074,335
Accrued interest included in total	$3,327	$343	$166	$464	$4,300

December 31, 2018
800 and above	$94,492	$10,898	$6,784	$8,838	$121,012
750-799	384,344	36,542	17,303	38,295	476,484
700-749	202,440	17,282	9,155	23,249	252,126
650-699	91,847	9,945	3,987	8,681	114,460
600-649	34,342	3,088	959	3,359	41,748
550-599	13,771	1,867	427	1,236	17,301
500-549	8,439	106	418	826	9,789
Under 500	2,533	143	98	381	3,155
Unknown	8,236	1,910	113	653	10,912
Total	$840,444	$81,781	$39,244	$85,518	$1,046,987
Accrued interest included in total	$3,079	$363	$199	$456	$4,097

(1)	Credit scores have been updated within the last twelve months.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Installment(1)
	Home Equity 1st Lien	Home Equity 2nd Lien	Boat Lending	Recreational Vehicle Lending	Other	Total
	(In thousands)
September 30, 2019
800 and above	$380	$219	$29,581	$24,296	$7,140	$61,616
750-799	1,104	1,265	120,085	90,692	35,671	248,817
700-749	1,323	1,123	42,869	29,990	25,052	100,357
650-699	1,399	1,104	10,536	5,560	10,324	28,923
600-649	934	678	1,783	1,692	2,762	7,849
550-599	526	457	808	617	735	3,143
500-549	299	208	455	145	748	1,855
Under 500	18	50	223	39	156	486
Unknown	-	15	-	-	11,464	11,479
Total	$5,983	$5,119	$206,340	$153,031	$94,052	$464,525
Accrued interest included in total	$21	$16	$467	$350	$277	$1,131

December 31, 2018
800 and above	$555	$235	$20,767	$20,197	$6,272	$48,026
750-799	1,502	1,642	100,191	74,154	31,483	208,972
700-749	1,582	1,682	35,455	24,890	24,369	87,978
650-699	1,606	1,217	10,581	4,918	9,840	28,162
600-649	996	1,272	1,657	992	2,751	7,668
550-599	759	658	652	453	838	3,360
500-549	384	229	286	225	651	1,775
Under 500	51	6	266	7	218	548
Unknown	2	103	39	-	9,546	9,690
Total	$7,437	$7,044	$169,894	$125,836	$85,968	$396,179
Accrued interest included in total	$28	$25	$403	$311	$263	$1,030
(1)	Credit scores have been updated within the last twelve months.

Foreclosed residential real estate properties included in other real estate and repossessed assets on our Condensed Consolidated Statements of Financial Condition totaled $1.2 million at both September 30, 2019 and December 31, 2018, respectively.  Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $0.2 million and $0.3 million at September 30, 2019 and December 31, 2018, respectively.

During the first quarter of 2019, we sold $40.6 million, of residential adjustable rate mortgage loans servicing released (classified on the Condensed Consolidated Statements of Financial Condition as held for sale, carried at the lower of cost or fair value at December 31, 2018) to another financial institution and recognized a gain on sale of $0.01 million.  During the first quarter of 2019 we also securitized $29.8 million, of portfolio residential fixed rate mortgage loans servicing retained with Freddie Mac and recognized a gain on sale of $0.53 million.  During the third quarter of 2019, we sold $9.9 million of residential fixed and adjustable rate portfolio mortgage loans servicing retained to another financial institution and recognized a gain on sale of $0.07 million.  During the third quarter of 2019 we also transferred $36.6 million, of portfolio residential fixed rate mortgage loans to loans held for sale, carried at the lower of cost or fair value.  At the time of transfer and at September 30, 2019 the fair value of these loans exceeded their cost.  During the fourth quarter of 2019 these loans were securitized servicing retained with Freddie Mac and we recognized a gain on sale of approximately $1.0 million. These transactions were done primarily for asset/liability management purposes.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

During the first and third quarters of 2018, we sold $16.5 million and $11.1 million, respectively, of residential fixed and adjustable rate portfolio mortgage loans servicing retained to another financial institution and recognized a gain (loss) on sale of $0.05 million and ($0.01) million, respectively.  These mortgage loans were sold primarily for asset/liability management purposes.

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

As a result of our acquisition of TCSB Bancorp, Inc. (“TCSB”) (see note #17) we purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. For these loans that meet the criteria of ASC 310-30 treatment, the carrying amount was as follows:

	September 30, 2019	December 31, 2018
	(In thousands)
Commercial	$1,421	$1,609
Mortgage	582	555
Installment	329	349
Total carrying amount	2,332	2,513
Allowance for loan losses	-	-
Carrying amount, net of allowance for loan losses	$2,332	$2,513

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The accretable difference on PCI loans is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans. Accretion recorded as loan interest income is included in the table below.  Accretable yield of PCI loans, or income expected to be collected follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
	(In thousands)		(In thousands)

Balance at beginning of period	$749	$533	$462	$-
New loans purchased	-	-	-	568
Accretion recorded as loan interest income	(56)	(32)	(134)	(67)
Reclassification from (to) nonaccretable difference	-	-	365	-
Displosals/other adjustments	-	-	-	-
Balance at end of period	$693	$501	$693	$501

5.	Shareholders’ Equity and Earnings Per Common Share

In December, 2018, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) to buy back up to 5% of our outstanding common stock through December 31, 2019.  In May 2019, we completed the repurchase of 5% of our outstanding common shares.  In June 2019, our Board of Directors authorized a 300,000 share expansion of the 2019 repurchase plan.  We expect to accomplish any remaining repurchases through open market transactions, though we could execute repurchases through other means, such as privately negotiated transactions.  The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, regulatory requirements, potential alternative uses for capital, and our financial performance. The Repurchase Plan does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund any repurchases from cash on hand.  During the nine month periods ended September 30, 2019 and 2018 repurchases were made totaling 1,204,688 shares and zero shares of common stock, respectively for an aggregate purchase price of $26.3 million and zero, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A reconciliation of basic and diluted net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net income	$12,445	$11,925	$32,556	$29,903

Weighted average shares outstanding (1)	22,486	24,149	23,033	23,218
Stock units for deferred compensation plan for non-employee directors	132	129	131	126
Effect of stock options	110	182	116	180
Performance share units	42	55	39	52
Weighted average shares outstanding for calculation of diluted earnings per share	22,770	24,515	23,319	23,576

Net income per common share
Basic (1)	$0.55	$0.49	$1.41	$1.29
Diluted	$0.55	$0.49	$1.40	$1.27

(1)	Basic net income per common share includes weighted average common shares outstanding during the period and participating share awards.

Weighted average stock options outstanding that were not considered in computing diluted net income per common share because they were anti-dilutive were zero for the three and nine month periods ended September 30, 2019 and 2018, respectively.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our derivative financial instruments according to the type of hedge in which they are designated follows:

	September 30, 2019
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)

Fair value hedge designation - Pay-fixed interest rate swap agreements	$7,117	9.6	$(391)

Cash flow hedge designation
Pay-fixed interest rate swap agreements	$25,000	1.8	$(220)
Interest rate cap agreements	150,000	2.8	318
Total	$175,000	2.7	$98

No hedge designation
Rate-lock mortgage loan commitments	$79,446	0.1	$2,051
Mandatory commitments to sell mortgage loans	137,315	0.1	(27)
Pay-fixed interest rate swap agreements - commercial	141,427	5.4	(4,849)
Pay-variable interest rate swap agreements - commercial	141,427	5.4	4,849
Purchased options	3,088	1.8	125
Written options	3,028	1.8	(124)
Total	$505,731	3.1	$2,025

	December 31, 2018
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Cash flow hedge designation
Pay-fixed interest rate swap agreements	$25,000	2.6	$280
Interest rate cap agreements	150,000	3.6	2,245
Total	$175,000	3.5	$2,525

No hedge designation
Rate-lock mortgage loan commitments	$32,473	0.1	$687
Mandatory commitments to sell mortgage loans	57,583	0.1	(383)
Pay-fixed interest rate swap agreements - commercial	94,451	5.5	405
Pay-variable interest rate swap agreements - commercial	94,451	5.5	(405)
Purchased options	3,095	2.5	116
Written options	3,095	2.5	(116)
Total	$285,148	3.7	$304

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We use variable-rate and short-term fixed-rate (less than 12 months) debt obligations to fund a portion of our Condensed Consolidated Statements of Financial Condition, which exposes us to variability in interest rates. To meet our asset/liability management objectives, we may periodically enter into derivative financial instruments to mitigate exposure to fluctuations in cash flows resulting from changes in interest rates (“Cash Flow Hedges”).  Cash Flow Hedges included certain pay-fixed interest rate swaps and interest rate cap agreements.  Pay-fixed interest rate swaps convert the variable-rate cash flows on debt obligations to fixed-rates.  Under interest-rate cap agreements, we will receive cash if interest rates rise above a predetermined level. As a result, we effectively have variable-rate debt with an established maximum rate. We pay an upfront premium on interest rate caps which is recognized in earnings in the same period in which the hedged item affects earnings.  Unrecognized premiums from interest rate caps aggregated to $2.4 million at September 30, 2019 and $2.7 million at December 31, 2018.

We record the fair value of Cash Flow Hedges in accrued income and other assets and accrued expenses and other liabilities on our Condensed Consolidated Statements of Financial Condition.  On an ongoing basis, we adjust our Condensed Consolidated Statements of Financial Condition to reflect the then current fair value of Cash Flow Hedges.  The related gains or losses are reported in other comprehensive income or loss and are subsequently reclassified into earnings, as a yield adjustment in the same period in which the related interest on the hedged items (variable-rate debt obligations) affect earnings.  It is anticipated that approximately $0.03 million, of unrealized losses on Cash Flow Hedges at September 30, 2019 will be reclassified to earnings over the next twelve months.  The maximum term of the Cash Flow Hedge at September 30, 2019 is 4.0 years.

Beginning in the second quarter of 2019 we entered into a pay-fixed interest rate swap to protect a portion of the fair value of a certain fixed rate commercial loan commitment (“Fair Value Hedge”).  As a result, changes in the fair value of the pay-fixed interest rate swap is expected to offset changes in the fair value of the fixed rate commercial loan commitment due to fluctuations in interest rates.  We record the fair value of Fair Value Hedges in accrued income and other assets and accrued expenses and other liabilities on our Condensed Consolidated Statements of Financial Condition.  The hedged item (fixed rate commercial loan commitment) is also recorded at fair value which offsets the adjustment to the Fair Value Hedge.  On an ongoing basis, we adjust our Condensed Consolidated Statements of Financial Condition to reflect the then current fair value of both the Fair Value Hedge and the hedged item.  The related gains or losses are reported in non-interest income – other in our Condensed Consolidated Statements of Operations.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	September 30, 2019		December 31, 2018		September 30, 2019		December 31, 2018
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments
Pay-fixed interest rate swap agreements	Other assets	$-	Other assets	$280	Other liabilities	$611	Other liabilities	$-
Interest rate cap agreements	Other assets	318	Other assets	2,245	Other liabilities	-	Other liabilities	-
		318		2,525		611		-
Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	2,051	Other assets	687	Other liabilities	-	Other liabilities	-
Mandatory commitments to sell mortgage loans	Other assets	-	Other assets	-	Other liabilities	27	Other liabilities	383
Pay-fixed interest rate swap agreements - commercial	Other assets	23	Other assets	1,116	Other liabilities	4,872	Other liabilities	711
Pay-variable interest rate swap agreements - commercial	Other assets	4,872	Other assets	711	Other liabilities	23	Other liabilities	1,116
Purchased options	Other assets	125	Other assets	116	Other liabilities	-	Other liabilities	-
Written options	Other assets	-	Other assets	-	Other liabilities	124	Other liabilities	116
		7,071		2,630		5,046		2,326
Total derivatives		$7,389		$5,155		$5,657		$2,326

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

Three Month Periods Ended September 30,
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective	Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Recognized	Gain (Loss) Recognized in Income (1)
	2019	2018	Portion)	2019	2018	in Income (1)	2019	2018
	(In thousands)
Fair Value Hedges
Pay-fixed interest rate swap agreements						Non-interest income-other	$(188)	$-
Cash Flow Hedges
Interest rate cap agreements	$(37)	$297	Interest expense	$88	$67	Interest expense	$-	$-
Pay-fixed interest rate swap agreements	(35)	92	Interest expense	14	6	Interest expense	-	16
Total	$(72)	$389		$102	$73		$-	$16

No hedge designation
Rate-lock mortgage loan commitments						Net gains on mortgage loans	$(96)	$(318)
Mandatory commitments to sell mortgage loans						Net gains on mortgage loans	307	415
Pay-fixed interest rate swap agreements - commercial						Interest income	(1,670)	407
Pay-variable interest rate swap agreements - commercial						Interest income	1,670	(407)
Purchased options						Interest income	(46)	(45)
Written options						Interest income	46	45
Total							$211	$97

(1)	For cash flow hedges, this location and amount refers to the ineffective portion.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Nine Month Periods Ended September 30,
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective	Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Recognized	Gain (Loss) Recognized in Income (1)
	2019	2018	Portion)	2019	2018	in Income (1)	2019	2018
	(In thousands)
Fair Value Hedges
Pay-fixed interest rate swap agreements						Non-interest income-other	$(391)	$-
Cash Flow Hedges
Interest rate cap agreements	$(1,311)	$1,054	Interest expense	$321	$119	Interest expense	$-	$-
Pay-fixed interest rate swap agreements	(429)	346	Interest expense	72	13	Interest expense	-	4
Total	$(1,740)	$1,400		$393	$132		$-	$4

No hedge designation
Rate-lock mortgage loan commitments						Net gains on mortgage loans	$1,364	$354
Mandatory commitments to sell mortgage loans						Net gains on mortgage loans	356	145
Pay-fixed interest rate swap agreements - commercial						Interest income	(5,254)	1,950
Pay-variable interest rate swap agreements - commercial						Interest income	5,254	(1,950)
Purchased options						Interest expense	9	(144)
Written options						Interest expense	(8)	144
Total							$1,721	$499

(1)	For cash flow hedges, this location and amount refers to the ineffective portion.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7.	Goodwill and other Intangibles

The following table summarizes intangible assets, net of amortization:

	September 30, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets - core deposits	$11,916	$6,318	$11,916	$5,501
Unamortized intangible assets - goodwill	$28,300		$28,300

A summary of estimated core deposit intangible amortization at September 30, 2019 follows:

(In thousands)

Three months ending December 31, 2019	$272
2020	1,020
2021	970
2022	785
2023	547
2024 and thereafter	2,004
Total	$5,598

8.	Share Based Compensation

We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.5 million shares of common stock as of September 30, 2019.  The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.2 million shares of common stock as of September 30, 2019. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.

A summary of restricted stock and performance stock units (“PSU”) granted pursuant to our long-term incentive plan follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Restricted stock	8,000	-	64,267	53,420
PSU	-	-	22,016	19,986

Except for 0.008 million shares of restricted stock issued during the third quarter of 2019 and 0.002 million shares of restricted stock issued during the first quarters of 2019 and 2018  that vest ratably over three years, the shares of restricted stock and PSUs shown in the above table cliff vest after a period of three years.  The performance feature of the PSUs is based on a comparison of our total shareholder return over the three year period starting on the grant date to the total shareholder return over that period for a banking index of our peers.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our directors may elect to receive a portion of their quarterly cash retainer fees in the form of common stock (either on a current basis or on a deferred basis pursuant to the non-employee director stock purchase plan referenced above). Shares equal in value to that portion of each director’s fees that he or she has elected to receive in stock are issued each quarter and vest immediately.  We issued 0.008 million and 0.007 million shares during the nine month periods ended September 30, 2019 and 2018, respectively, pursuant to this plan and expensed their value during those same periods.

Total compensation expense recognized for grants pursuant to our long-term incentive plan was $0.4 million and $1.2 million during the three and nine month periods ended September 30, 2019, respectively, and was $0.4 million and $1.1 million during the same periods in 2018, respectively.  The corresponding tax benefit relating to this expense was $0.1 million and $0.2 million for the three and nine month periods ended September 30, 2019, respectively and $0.1 million and $0.2 million for the same periods in 2018. Total expense recognized for non-employee director share based payments was $0.06 million and $0.18 million during the three and nine month periods ended September 30, 2019, respectively, and was $0.05 million and $0.16 million during the same periods in 2018, respectively.  The corresponding tax benefit relating to this expense was $0.01 million and $0.04 million for the three and nine month periods ended September 30, 2019, respectively and $0.01 million and $0.03 million during the same periods in 2018.

At September 30, 2019, the total expected compensation cost related to non-vested restricted stock and PSUs not yet recognized was $2.5 million.  The weighted-average period over which this amount will be recognized is 1.9 years.

A summary of outstanding stock option grants and related transactions follows:

	Number of Shares	Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregated Intrinsic Value
				(In thousands)
Outstanding at January 1, 2019	211,421	$6.48
Granted	-
Exercised	(70,299)	9.98
Forfeited	-
Expired	(1,116)	22.35
Outstanding at September 30, 2019	140,006	$4.60	3.2	$2,340
Vested and expected to vest at September 30, 2019	140,006	$4.60	3.2	$2,340
Exercisable at September 30, 2019	140,006	$4.60	3.2	$2,340

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of outstanding non-vested restricted stock and PSUs and related transactions follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2019	258,419	$19.00
Granted	86,283	22.87
Vested	(85,978)	14.57
Forfeited	(12,998)	22.85
Outstanding at September 30, 2019	245,726	$21.72

Certain information regarding options exercised during the periods follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Intrinsic value	$32	$153	$868	$1,827
Cash proceeds received	$6	$58	$701	$1,042
Tax benefit realized	$6	$32	$182	$384

9.	Income Tax

Income tax expense was $3.1 million and $2.9 million during the three month periods ended September 30, 2019 and 2018, respectively and $8.0 million and $7.0 million during the nine months ended September 30, 2019 and 2018, respectively.  Our actual federal income tax expense is different than the amount computed by applying our statutory income tax rate to our income before income tax primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance.  In addition, the three and nine month periods ending September 30, 2019 include reductions of $0.01 million and $0.18 million, respectively, of income tax expense related to the impact of the excess value of stock awards that vested and stock options that were exercised as compared to the initial fair values that were expensed.  These amounts during the same periods in 2018 were $0.01 million and $0.33 million, respectively.

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at September 30, 2019, September 30, 2018 and December 31, 2018 that the realization of substantially all of our deferred tax assets continues to be more likely than not.

At both September 30, 2019 and December 31, 2018, we had approximately $0.6 million, of gross unrecognized tax benefits.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2019.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.	Regulatory Matters

Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits.  As of September 30, 2019, the Bank had positive undivided profits of $38.3 million.  It is not our intent to have dividends paid in amounts that would reduce the capital of our Bank to levels below those which we consider prudent and in accordance with guidelines of regulatory authorities.

We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can result in certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our interim condensed consolidated financial statements. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of September 30, 2019 and December 31, 2018, categorized our Bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our actual capital amounts and ratios follow (1):

	Actual		Minimum for Adequately Capitalized Institutions		Minimum for Well-Capitalized Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

September 30, 2019
Total capital to risk-weighted assets
Consolidated	$369,923	13.39%	$221,065	8.00%	NA	NA
Independent Bank	352,432	12.76	220,984	8.00	$276,230	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$342,138	12.38%	$165,799	6.00%	NA	NA
Independent Bank	324,647	11.75	165,738	6.00	$220,984	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$303,923	11.00%	$124,349	4.50%	NA	NA
Independent Bank	324,647	11.75	124,304	4.50	$179,550	6.50%

Tier 1 capital to average assets
Consolidated	$342,138	9.93%	$137,762	4.00%	NA	NA
Independent Bank	324,647	9.43	137,736	4.00	$172,170	5.00%

December 31, 2018
Total capital to risk-weighted assets
Consolidated	$371,603	14.25%	$208,572	8.00%	NA	NA
Independent Bank	337,227	12.94	208,456	8.00	$260,569	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$345,419	13.25%	$156,429	6.00%	NA	NA
Independent Bank	311,043	11.94	156,342	6.00	$208,456	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$307,255	11.79%	$117,322	4.50%	NA	NA
Independent Bank	311,043	11.94	117,256	4.50	$169,370	6.50%

Tier 1 capital to average assets
Consolidated	$345,419	10.47%	$131,930	4.00%	NA	NA
Independent Bank	311,043	9.44	131,778	4.00	$164,723	5.00%

(1)	These ratios do not reflect a capital conservation buffer of 2.50% and 1.875% at September 30, 2019 and December 31, 2018, respectively.
NA - Not applicable

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(In thousands)
Total shareholders’ equity	$340,245	$338,994	$360,969	$341,496
Add (deduct)
Accumulated other comprehensive (income) loss for regulatory purposes	(2,424)	4,311	(2,424)	4,311
Goodwill and other intangibles	(33,898)	(34,715)	(33,898)	(34,715)
Disallowed deferred tax assets	-	(1,335)	-	(49)
Common equity tier 1 capital	303,923	307,255	324,647	311,043
Qualifying trust preferred securities	38,215	38,164	-	-
Tier 1 capital	342,138	345,419	324,647	311,043
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	27,785	26,184	27,785	26,184
Total risk-based capital	$369,923	$371,603	$352,432	$337,227

11.	Fair Value Disclosures

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

Loans held for sale:  The fair value of mortgage loans held for sale, carried at fair value is based on agency cash window loan pricing for comparable assets (recurring Level 2) and the fair value of mortgage loans held for sale, carried at the lower of cost or fair value (December 31, 2018) is based on a quoted sales price (non-recurring Level 1).  The fair value of Loans held for sale, carried at the lower of cost or fair value at September 30, 2019 exceeded their cost and therefore were carried at cost and not included in the table that follows.

Impaired loans with specific loss allocations based on collateral value:  From time to time, certain loans are considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. We measure our investment in an impaired loan based on one of three methods: the loan’s observable market price, the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. Those impaired loans not requiring an allowance for loan losses represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2019 and December 31, 2018, all of our impaired loans were evaluated based on either the fair value of the collateral or the present value of expected future cash flows discounted at the loan’s effective interest rate. When the fair value of the collateral is based on an appraised value or when an appraised value is not available we record the impaired loan as nonrecurring Level 3.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and thus will typically result in a Level 3 classification of the inputs for determining fair value.

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
	(In thousands)
September 30, 2019:
Measured at Fair Value on a Recurring Basis
Assets
Securities available for sale
U.S. agency	$15,283	$-	$15,283	$-
U.S. agency residential mortgage-backed	147,720	-	147,720	-
U.S. agency commercial mortgage-backed	11,319	-	11,319	-
Private label mortgage-backed	31,826	-	31,826	-
Other asset backed	94,785	-	94,785	-
Obligations of states and political subdivisions	101,139	-	101,139	-
Corporate	33,678	-	33,678	-
Trust preferred	1,820	-	1,820	-
Foreign government	2,022	-	2,022	-
Loans held for sale, carried at fair value	87,358	-	87,358	-
Capitalized mortgage loan servicing rights	16,906	-	-	16,906
Derivatives (1)	7,389	-	7,389	-
Liabilities
Derivatives (2)	5,657	-	5,657	-

Measured at Fair Value on a Non-recurring Basis:
Assets
Impaired loans (3)
Commercial
Income producing - real estate	115	-	-	115
Land, land development & construction-real estate	87	-	-	87
Commercial and industrial	706	-	-	706
Mortgage
1-4 family	666	-	-	666
Resort lending	60	-	-	60
Home equity - 1st lien	83	-	-	83
Home equity - 2nd lien	199	-	-	199
Installment
Home equity - 1st lien	9	-	-	9
Home equity - 2nd lien	70	-	-	70
Boat lending	103	-	-	103
Recreational vehicle lending	1	-	-	1
Other	86	-	-	86
Other real estate (4)
Mortgage
1-4 family	23	-	-	23
Home equity - 2nd lien	57	-	-	57

(1)	Included in accrued income and other assets
(2)	Included in accrued expenses and other liabilities
(3)	Only includes impaired loans with specific loss allocations based on collateral value.
(4)	Only includes other real estate with subsequent write downs to fair value.

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

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2019 and 2018.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the Nine-Month Periods Ended September 30 for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Net Gains (Losses) on Assets		Mortgage	Total Change in Fair Values Included in Current
	Securities	Mortgage Loans	Loan Servicing, net	Period Earnings
	(In thousands)
2019
Equity securities at fair value	$167	$-	$-	$167
Loans held for sale	-	822	-	822
Capitalized mortgage loan servicing rights	-	-	(9,258)	(9,258)

2018
Equity securities at fair value	$(170)	$-	$-	$(170)
Loans held for sale	-	(120)	-	(120)
Capitalized mortgage loan servicing rights	-	-	694	694

For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends received.

The following represent impairment charges recognized during the three and nine month periods ended September 30, 2019 and 2018 relating to assets measured at fair value on a non-recurring basis:
•
Loans which are measured for impairment using the fair value of collateral for collateral dependent loans had a carrying amount of $2.2 million, which is net of a valuation allowance of $0.9 million at September 30, 2019, and had a carrying amount of $3.5 million, which is net of a valuation allowance of $1.5 million at December 31, 2018.  The provision for loan losses included in our results of operations relating to impaired loans was a net expense of $0.5 million and $0.1 million for the three month periods ending September 30, 2019 and 2018, respectively, and a net expense of $0.8 million and $0.5 million for the nine month periods ending September 30, 2019 and 2018, respectively.

•
Other real estate, which is measured using the fair value of the property, had a carrying amount of $0.1 million which is net of a valuation allowance of $0.1 million at September 30, 2019, and a carrying amount of $0.2 million, which is net of a valuation allowance of $0.1 million, at December 31, 2018. Charges included in our results of operations relating to other real estate measured at fair value were $0.07 million and $0.08 million during the three and nine month periods ended September 30, 2019, and were $0.04 million during each of the three and nine month periods ended September 30, 2018.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Capitalized Mortgage Loan Servicing Rights
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Beginning balance	$17,894	$21,848	$21,400	$15,699
Total gains (losses) realized and unrealized:
Included in results of operations	(3,145)	(198)	(9,258)	694
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances, settlements, maturities and calls	2,157	1,501	4,764	6,758
Transfers in and/or out of Level 3	-	-	-	-
Ending balance	$16,906	$23,151	$16,906	$23,151

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30	$(3,145)	$(198)	$(9,258)	$694

The fair value of our capitalized mortgage loan servicing rights has been determined based on a valuation model used by an independent third party as discussed above.  The significant unobservable inputs used in the fair value measurement of the capitalized mortgage loan servicing rights are discount rate, cost to service, ancillary income, float rate and prepayment rate.  Significant changes in all four of these assumptions in isolation would result in significant changes to the value of our capitalized mortgage loan servicing rights.  Quantitative information about our Level 3 fair value measurements measured on a recurring basis follows:

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)
September 30, 2019
Capitalized mortgage loan servicing rights	$16,906	Present value of net	Discount rate	10.00% to 13.00%	10.14%
		servicing revenue	Cost to service	$63 to $216	$80
			Ancillary income	20 to 36	22
			Float rate	1.50%	1.50%
			Prepayment rate	7.01% to 29.80%	16.08%
December 31, 2018
Capitalized mortgage loan servicing rights	$21,400	Present value of net	Discount rate	10.00% to 13.00%	10.15%
		servicing revenue	Cost to service	$68 to $216	$81
			Ancillary income	20 to 36	23
			Float rate	2.57%	2.57%
			Prepayment rate	6.68% to 78.78%	10.54%

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)
September 30, 2019
Impaired loans
Commercial	$908	Sales comparison approach	Adjustment for differences between comparable sales	(48.0)% to 6.3%	(12.3)%

Mortgage and Installment(1)	1,277	Sales comparison approach	Adjustment for differences between comparable sales	(61.4) to 65.2	(6.8)

Other real estate
Mortgage	80	Sales comparison approach	Adjustment for differences between comparable sales	(36.4) to 16.3	(20.3)

December 31, 2018
Impaired loans
Commercial(2)	$2,566	Sales comparison approach	Adjustment for differences between comparable sales	(32.5)% to 60.0%	(1.9)%

Mortgage	905	Sales comparison approach	Adjustment for differences between comparable sales	(40.1) to 25.6	0.7

Other real estate
Mortgage	154	Sales comparison approach	Adjustment for differences between comparable sales	0.0 to 34.1	11.2

(1)
In addition to the valuation techniques and unobservable inputs discussed above, at September 30, 2019 certain impaired collateral dependent installment loans totaling approximately $0.2 million are secured by collateral other than real estate.  For the majority of these loans, we apply internal discount rates to industry valuation guides.

(2)
In addition to the valuation techniques and unobservable inputs discussed above, at December 31, 2018, we had an impaired collateral dependent commercial relationship that totaled $0.7 million that was secured by collateral other than real estate. Collateral securing this relationship primarily included accounts receivable, inventory and cash at December 31, 2018. Valuation techniques at December 31, 2018, included discounting financial statement values for each particular asset type. Discount rates used ranged from 20% to 80% of stated values at December 31, 2018.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
September 30, 2019	$87,358	$2,079	$85,279
December 31, 2018	44,753	1,257	43,496

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.	Fair Values of Financial Instruments

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The estimated recorded book balances and fair values follow:

			Fair Value Using
	Recorded Book Balance	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
September 30, 2019
Assets
Cash and due from banks	$38,662	$38,662	$38,662	$-	$-
Interest bearing deposits	43,755	43,755	43,755	-	-
Interest bearing deposits - time	499	500	-	500	-
Securities available for sale	439,592	439,592	-	439,592	-
Federal Home Loan Bank and Federal Reserve Bank Stock	18,359	NA	NA	NA	NA
Net loans and loans held for sale	2,820,278	2,841,484	-	125,013	2,716,471
Accrued interest receivable	10,480	10,480	1	1,995	8,484
Derivative financial instruments	7,389	7,389	-	7,389	-

Liabilities
Deposits with no stated maturity (1)	$2,429,013	$2,429,013	$2,429,013	$-	$-
Deposits with stated maturity (1)	623,299	623,916	-	623,916	-
Other borrowings	63,974	63,930	-	63,930	-
Subordinated debentures	39,439	32,427	-	32,427	-
Accrued interest payable	1,610	1,610	100	1,510	-
Derivative financial instruments	5,657	5,657	-	5,657	-

December 31, 2018
Assets
Cash and due from banks	$23,350	$23,350	$23,350	$-	$-
Interest bearing deposits	46,894	46,894	46,894	-	-
Interest bearing deposits - time	595	594	-	594	-
Equity securities at fair value	393	393	393	-	-
Securities available for sale	427,926	427,926	-	427,926	-
Federal Home Loan Bank and Federal Reserve Bank Stock	18,359	NA	NA	NA	NA
Net loans and loans held for sale	2,643,856	2,606,256	41,471	44,753	2,520,032
Accrued interest receivable	10,164	10,164	22	1,789	8,353
Derivative financial instruments	5,155	5,155	-	5,155	-

Liabilities
Deposits with no stated maturity (1)	$2,197,494	$2,197,494	$2,197,494	$-	$-
Deposits with stated maturity (1)	715,934	711,312	-	711,312	-
Other borrowings	25,700	25,706	-	25,706	-
Subordinated debentures	39,388	35,021	-	35,021	-
Accrued interest payable	1,646	1,646	114	1,532	-
Derivative financial instruments	2,326	2,326	-	2,326	-

(1)
Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $367.180 million and $123.080 million at September 30, 2019 and December 31, 2018, respectively. Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $49.020 million and $58.992 million at September 30, 2019 and December 31, 2018, respectively.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The provision for loss reimbursement on sold loans represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae, Freddie Mac, Ginnie Mae and the Federal Home Loan Bank of Indianapolis). Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale. The provision for loss reimbursement on sold loans was an expense of $0.03 million and $0.05 million for the three month periods ended September 30, 2019 and 2018, respectively and an expense of $0.18 million and $0.08 million for the nine month periods ended September 30, 2019 and 2018, respectively. The reserve for loss reimbursements on sold mortgage loans totaled $0.85 million and $0.78 million at September 30, 2019 and December 31, 2018, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. This reserve is based on an analysis of mortgage loans that we have sold which are further categorized by delinquency status, loan to value, and year of origination. The calculation includes factors such as probability of default, probability of loss reimbursement (breach of representation or warranty) and estimated loss severity. We believe that the amounts that we have accrued for incurred losses on sold mortgage loans are appropriate given our analyses. However, future losses could exceed our current estimate.

We own 12,566 shares of VISA Class B common stock. At the present time, these shares can only be sold to other Class B shareholders. As a result, there has generally been limited transfer activity in private transactions between buyers and sellers. Given the limited activity that we have become aware of  and the continuing uncertainty regarding the likelihood, ultimate timing and eventual exchange rate for Class B shares into Class A shares, we continue to carry these shares at zero, representing cost basis less impairment. However, given the current conversion ratio of 1.6228 to Class A shares and the closing price of VISA Class A shares on October 17, 2019 of $177.94 per share, our 12,566 Class B shares would have a current “value” of approximately $3.6 million. We continue to monitor Class B trading activity and the status of the resolution of certain litigation matters at VISA that would trigger the conversion of Class B common shares into Class A common shares that would have no trading restrictions.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.	Accumulated Other Comprehensive Loss (“AOCL”)

A summary of changes in AOCL follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Dispropor- tionate Tax Effects from Securities Available for Sale	Unrealized Gains (Losses) on Cash Flow Hedges	Total
	(In thousands)
For the three months ended September 30,
2019
Balances at beginning of period	$3,040	$(5,798)	$(1,673)	$(4,431)
Other comprehensive income (loss) before reclassifications	1,196	-	(58)	1,138
Amounts reclassified from AOCL	-	-	(80)	(80)
Net current period other comprehensive income (loss)	1,196	-	(138)	1,058
Balances at end of period	$4,236	$(5,798)	$(1,811)	$(3,373)

2018
Balances at beginning of period	$(4,437)	$(5,798)	$1,021	$(9,214)
Other comprehensive income (loss) before reclassifications	(925)	-	307	(618)
Amounts reclassified from AOCL	-	-	(57)	(57)
Net current period other comprehensive income (loss)	(925)	-	250	(675)
Balances at end of period	$(5,362)	$(5,798)	$1,271	$(9,889)

For the nine months ended September 30,
2019
Balances at beginning of period	$(4,185)	$(5,798)	$(125)	$(10,108)
Other comprehensive income (loss) before reclassifications	8,529	-	(1,376)	7,153
Amounts reclassified from AOCL	(108)	-	(310)	(418)
Net current period other comprehensive income (loss)	8,421	-	(1,686)	6,735
Balances at end of period	$4,236	$(5,798)	$(1,811)	$(3,373)

2018
Balances at beginning of period	$(470)	$(5,798)	$269	$(5,999)
Other comprehensive income (loss) before reclassifications	(4,928)	-	1,106	(3,822)
Amounts reclassified from AOCL	36	-	(104)	(68)
Net current period other comprehensive income (loss)	(4,892)	-	1,002	(3,890)
Balances at end of period	$(5,362)	$(5,798)	$1,271	$(9,889)

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

A summary of reclassifications out of each component of AOCL for the three months ended September 30 follows:

AOCL Component	Amount Reclassified From AOCL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2019
Unrealized gains (losses) on securities available for sale
	$-	Net gains (losses) on securities
	-	Net impairment loss recognized in earnings
	-	Total reclassifications before tax
	-	Income tax expense
	$-	Reclassifications, net of tax

Unrealized gains (losses) on cash flow hedges
	$(102)	Interest expense
	(22)	Income tax expense
	$(80)	Reclassification, net of tax

	$80	Total reclassifications for the period, net of tax

2018
Unrealized gains (losses) on securities available for sale
	$-	Net gains (losses) on securities
	-	Net impairment loss recognized in earnings
	-	Total reclassifications before tax
	-	Income tax expense
	$-	Reclassifications, net of tax

Unrealized gains (losses) on cash flow hedges
	$(73)	Interest expense
	(16)	Income tax expense
	$(57)	Reclassification, net of tax

	$57	Total reclassifications for the period, net of tax

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of reclassifications out of each component of AOCL for the nine months ended September 30 follows:

AOCL Component	Amount Reclassified From AOCL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2019
Unrealized gains (losses) on securities available for sale
	$137	Net gains (losses) on securities
	-	Net impairment loss recognized in earnings
	137	Total reclassifications before tax
	29	Income tax expense
	$108	Reclassifications, net of tax

Unrealized gains (losses) on cash flow hedges
	$(393)	Interest expense
	(83)	Income tax expense
	$(310)	Reclassification, net of tax

	$418	Total reclassifications for the period, net of tax

2018
Unrealized gains (losses) on securities available for sale
	$(45)	Net gains (losses) on securities
	-	Net impairment loss recognized in earnings
	(45)	Total reclassifications before tax
	(9)	Income tax expense
	$(36)	Reclassifications, net of tax

Unrealized gains (losses) on cash flow hedges
	$(132)	Interest expense
	(28)	Income tax expense
	$(104)	Reclassification, net of tax

	$68	Total reclassifications for the period, net of tax

15.	Revenue from Contracts with Customers

We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. We derive the majority of our revenue from financial instruments and their related contractual rights and obligations which for the most part are excluded from the scope of this topic.  These sources of revenue that are excluded from the scope of this topic include interest income, net gains on mortgage loans, net gains (losses) on securities, mortgage loan servicing, net and bank owned life insurance and were approximately 84.7% and 83.1% of total revenues at September 30, 2019 and 2018, respectively.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Material sources of revenue that are included in the scope of this topic include service charges on deposit accounts, other deposit related income, interchange income and investment and insurance commissions and are discussed in the following paragraphs.  Generally these sources of revenue are earned at the time the service is delivered or over the course of a monthly period and do not result in any contract asset or liability balance at any given period end.  As a result, there were no contract assets or liabilities recorded as of September 30, 2019 and December 31, 2018.

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

Net (gains) losses on other real estate and repossessed assets:  We record a gain or loss from the sale of other real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  If we were to finance the sale of other real estate to the buyer, we would assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction is probable.  Once these criteria are met, the other real estate asset would be derecognized and the gain or loss on sale would be recorded upon the transfer of control of the property to the buyer.  There were no other real estate properties sold during the three and nine month periods ending September 30, 2019 and 2018 that were financed by us.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Disaggregation of our revenue sources by attribute follows:

Three months ending September 30, 2019
	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$1,970	$-	$-	$-	$1,970
Account service charges	552	-	-	-	552
ATM fees	-	373	-	-	373
Other	-	240	-	-	240
Business
Overdraft fees	361	-	-	-	361
Account service charges	-	-	-	-	-
ATM fees	-	9	-	-	9
Other	-	91	-	-	91
Interchange income	-	-	2,785	-	2,785
Asset management revenue	-	-	-	292	292
Transaction based revenue	-	-	-	158	158

Total	$2,883	$713	$2,785	$450	$6,831

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$713
Investment and insurance commissions					450
Bank owned life insurance					301
Other					1,028
Total					$2,492

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Three months ending September 30, 2018
	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$2,161	$-	$-	$-	$2,161
Account service charges	519	-	-	-	519
ATM fees	-	374	-	-	374
Other	-	219	-	-	219
Business
Overdraft fees	408	-	-	-	408
Account service charges	78	-	-	-	78
ATM fees	-	10	-	-	10
Other	-	124	-	-	124
Interchange income	-	-	2,486	-	2,486
Asset management revenue	-	-	-	274	274
Transaction based revenue	-	-	-	239	239

Total	$3,166	$727	$2,486	$513	$6,892

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$727
Investment and insurance commissions					513
Bank owned life insurance					237
Other					657
Total					$2,134

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Nine months ending September 30, 2019
	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$5,582	$-	$-	$-	$5,582
Account service charges	1,609	-	-	-	1,609
ATM fees	-	1,041	-	-	1,041
Other	-	703	-	-	703
Business
Overdraft fees	1,123	-	-	-	1,123
Account service charges	9	-	-	-	9
ATM fees	-	26	-	-	26
Other	-	309	-	-	309
Interchange income	-	-	7,744	-	7,744
Asset management revenue	-	-	-	823	823
Transaction based revenue	-	-	-	374	374

Total	$8,323	$2,079	$7,744	$1,197	$19,343

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$2,079
Investment and insurance commissions					1,197
Bank owned life insurance					813
Other					2,773
Total					$6,862

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Nine months ending September 30, 2018
	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$6,177	$-	$-	$-	$6,177
Account service charges	1,607	-	-	-	1,607
ATM fees	-	1,077	-	-	1,077
Other	-	656	-	-	656
Business
Overdraft fees	1,153	-	-	-	1,153
Account service charges	229	-	-	-	229
ATM fees	-	26	-	-	26
Other	-	399	-	-	399
Interchange income	-	-	7,236	-	7,236
Asset management revenue	-	-	-	826	826
Transaction based revenue	-	-	-	608	608

Total	$9,166	$2,158	$7,236	$1,434	$19,994

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$2,158
Investment and insurance commissions					1,434
Bank owned life insurance					713
Other					1,989
Total					$6,294

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

The cost components of our operating leases follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019
	(In thousands)
Operating lease cost	$565	$1,692
Variable lease cost	43	115
Short-term lease cost	4	14
Total	$612	$1,821

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities.

Supplemental balance sheet information related to our operating leases follows:

September 30, 2019
(In thousands)
Lease right of use asset (1)	$6,244
Lease liabilities (2)	$6,257

Weighted average remaining lease term (years)	5.50
Weighted average discount rate	3.2%

(1)	Included in Accrued income and other assets in our Condensed Consolidated Statements of Financial Condition.
(2)	Included in Accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition.

Maturity analysis of our lease liabilities at September 30, 2019 based on required contractual payments follows:

(In thousands)

Three months ending December 31, 2019	$543
2020	1,790
2021	1,269
2022	963
2023	925
2024 and thereafter	1,381
Total lease payments	6,871
Less imputed interest	(614)
Total	$6,257

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

It is against this backdrop that we discuss our results of operations and financial condition in the third quarter and first nine months of 2019 as compared to 2018.

Results of Operations

Summary.  We recorded net income of $12.4 million and $11.9 million, respectively, during the three months ended September 30, 2019 and 2018.  The increase in 2019 third quarter results as compared to 2018 reflects increases in net interest income and non-interest income as well as a decrease in the provision for loan losses that were partially offset by increases in non-interest expense and income tax expense.

We recorded net income of $32.6 million and $29.9 million, respectively, during the nine months ended September 30, 2019 and 2018.  The increase in 2019 year-to-date results as compared to 2018 is due to an increase in net interest income that was partially offset by a decrease in non-interest income and by increases in the provision for loan losses, non-interest expense and income tax expense.

Index
Key performance ratios

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income (annualized) to
Average assets	1.42%	1.46%	1.28%	1.30%
Average common shareholders’ equity	14.64	13.83	12.84	12.73

Net income per common share
Basic	$0.55	$0.49	$1.41	$1.29
Diluted	0.55	0.49	1.40	1.27

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

Our net interest income totaled $30.9 million during the third quarter of 2019, an increase of $1.2 million, or 4.0% from the year-ago period.  This increase primarily reflects a $246.9 million increase in average interest-earning assets that was partially offset by a 15 basis point decrease in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”).

For the first nine months of 2019, net interest income totaled $91.9 million, an increase of $9.3 million, or 11.2% from 2018.  This increase primarily reflects a $336.8 million increase in average interest-earning assets that was partially offset by a three basis point decrease in our net interest margin.

Interest and fees on loans include $0.4 million and $1.1 million for the third quarter and first nine months of 2019, respectively, and include $0.6 million and $1.2 million for the third quarter and first nine months of 2018, respectively, of accretion of the discount recorded on loans acquired in the Merger.

The increase in average interest-earning assets primarily reflects loan growth utilizing funds from increases in deposits and borrowed funds as well as the impact of the Merger (for the year-to-date comparative periods).  The decrease in the net interest margin reflects the impact of lower market interest rates and a flattening of the yield curve during 2019.

Our net interest income is also adversely impacted by our level of non-accrual loans.  In the third quarter and first nine months of 2019 non-accrual loans averaged $6.9 million and $8.1 million, respectively, compared to $9.2 million and $8.1 million, respectively for the same periods in 2018.  In addition, in the third quarter and first nine months of 2019 we had net (charge-offs)/recoveries of $0.23 million and $0.66 million, respectively, of unpaid interest on loans placed on or taken off non-accrual during each period or on loans previously charged-off compared to net (charge-offs)/recoveries of $(0.01) million and $0.35 million, respectively, during the same periods in 2018.

Index
Average Balances and Tax Equivalent Rates

	Three Months Ended September 30,
	2019			2018
	Average Balance	Interest	Rate (2)	Average Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$2,779,132	$34,151	4.89%	$2,543,712	$30,936	4.84%
Tax-exempt loans (1)	7,412	94	5.03	6,590	81	4.88
Taxable securities	371,157	2,771	2.99	379,985	2,737	2.88
Tax-exempt securities (1)	52,098	400	3.07	62,964	518	3.29
Interest bearing cash	56,923	229	1.60	27,477	66	0.95
Other investments	18,359	266	5.75	17,493	237	5.38
Interest Earning Assets	3,285,081	37,911	4.60	3,038,221	34,575	4.53
Cash and due from banks	34,598			35,874
Other assets, net	163,617			173,508
Total Assets	$3,483,296			$3,247,603

Liabilities
Savings and interest- bearing checking	$1,487,820	2,818	0.75	$1,241,868	1,223	0.39
Time deposits	658,426	3,418	2.06	664,098	2,753	1.64
Other borrowings	72,887	703	3.83	80,939	779	3.82
Interest Bearing Liabilities	2,219,133	6,939	1.24	1,986,905	4,755	0.95
Non-interest bearing deposits	877,088			884,003
Other liabilities	49,913			34,697
Shareholders’ equity	337,162			341,998
Total liabilities and shareholders’ equity	$3,483,296			$3,247,603

Net Interest Income		$30,972			$29,820

Net Interest Income as a Percent of Average Interest Earning Assets			3.76%			3.91%

(1)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 21%.
(2)	Annualized

Index
Average Balances and Tax Equivalent Rates

	Nine Months Ended September 30,
	2019			2018
	Average Balance	Interest	Rate (2)	Average Balance	Interest	Rate (2)
Assets	(Dollars in thousands)
Taxable loans	$2,695,435	$100,513	4.98%	$2,350,883	$83,881	4.77%
Tax-exempt loans (1)	7,856	291	4.95	5,221	185	4.74
Taxable securities	384,291	8,811	3.06	400,957	8,092	2.69
Tax-exempt securities (1)	52,794	1,275	3.22	70,155	1,680	3.19
Interest bearing cash	51,260	655	1.71	29,502	214	0.97
Other investments	18,359	794	5.78	16,457	684	5.56
Interest Earning Assets	3,209,995	112,339	4.67	2,873,175	94,736	4.40
Cash and due from banks	34,032			33,204
Other assets, net	166,037			159,844
Total Assets	$3,410,064			$3,066,223

Liabilities
Savings and interest- bearing checking	$1,421,114	7,787	0.73	$1,193,388	2,785	0.31
Time deposits	670,479	10,151	2.02	611,103	6,687	1.46
Other borrowings	72,233	2,211	4.09	82,253	2,267	3.68
Interest Bearing Liabilities	2,163,826	20,149	1.24	1,886,744	11,739	0.83
Non-interest bearing deposits	862,929			833,283
Other liabilities	44,323			32,177
Shareholders’ equity	338,986			314,019
Total liabilities and shareholders’ equity	$3,410,064			$3,066,223

Net Interest Income		$92,190			$82,997

Net Interest Income as a Percent of Average Interest Earning Assets			3.83%			3.86%

(1)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 21%.
(2)	Annualized

Index
Reconciliation of Non-GAAP Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Net Interest Margin, Fully Taxable Equivalent (“FTE”)

Net interest income	$30,872	$29,697	$91,871	$82,613
Add: taxable equivalent adjustment	100	123	319	384
Net interest income - taxable equivalent	$30,972	$29,820	$92,190	$82,997
Net interest margin (GAAP) (1)	3.74%	3.88%	3.82%	3.84%
Net interest margin (FTE) (1)	3.76%	3.91%	3.83%	3.86%

(1) Annualized.

Provision for loan losses.  The provision for loan losses was a credit of $0.3 million and $0.1 million during the three months ended September 30, 2019 and 2018, respectively. During the nine-month periods ended September 30, 2019 and 2018, the provision was an expense of $1.0 million and $0.9 million, respectively. The provision reflects our assessment of the allowance for loan losses taking into consideration factors such as loan growth, loan mix, levels of non-performing and classified loans and loan net charge-offs.  While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.  See “Portfolio Loans and asset quality” for a discussion of the various components of the allowance for loan losses and their impact on the provision for loan losses in the third quarter and first nine months of 2019.

Non-interest income.  Non-interest income is a significant element in assessing our results of operations. Non-interest income totaled $12.3 million during the third quarter of 2019 compared to $11.8 million in 2018.  For the first nine months of 2019 non-interest income totaled $32.1 million compared to $35.9 million for the first nine months of 2018.

Index
The components of non-interest income are as follows:

Non-Interest Income
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Service charges on deposit accounts	$2,883	$3,166	$8,323	$9,166
Interchange income	2,785	2,486	7,744	7,236
Net gains (losses) on assets:
Mortgage loans	5,677	2,745	13,590	8,571
Securities	--	93	304	(71)
Mortgage loan servicing, net	(1,562)	1,212	(4,684)	4,668
Investment and insurance commissions	450	513	1,197	1,434
Bank owned life insurance	301	237	813	713
Other	1,741	1,384	4,852	4,147
Total non-interest income	$12,275	$11,836	$32,139	$35,864

Service charges on deposit accounts decreased on both a comparative quarterly and year-to-date basis in 2019 as compared to 2018.  These decreases were principally due to a decrease in non-sufficient funds occurrences.

Interchange income increased on both a comparative quarterly and year-to-date basis in 2019 as compared to 2018 due primarily to an increase in debit card transaction volume as well as the timing of the receipt of a volume incentive from our debit card brand partner.  In 2019 this volume incentive ($0.2 million) was received in the third quarter; however, in 2018, the comparable volume incentive was not received until the fourth quarter.

Net gains on mortgage loans increased from 2018 on both a quarterly and a year to date basis. Mortgage loan activity is summarized as follows:

Mortgage Loan Activity

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Mortgage loans originated	$329,461	$231,849	$708,621	$617,080
Mortgage loans sold	204,058	148,730	490,219	370,372
Net gains on mortgage loans	5,677	2,745	13,590	8,571
Net gains as a percent of mortgage loans sold (“Loan Sales Margin”)	2.78%	1.85%	2.77%	2.31%
Fair value adjustments included in the Loan Sales Margin	0.22	(0.26)	0.48	0.10

The increase in mortgage loans originated is due primarily to lower interest rates spurring higher mortgage loan refinance volumes. Mortgage loans sold increased due to a higher mix of salable loans in our origination volumes, the rise in mortgage loan refinance activity and some portfolio mortgage loan sales that were completed during 2019. These factors resulted in net gains on mortgage loans increasing in 2019 as compared to 2018.

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

Our Loan Sales Margin is impacted by several factors including competition and the manner in which the loan is sold. Net gains on mortgage loans are also impacted by recording fair value accounting adjustments.  Excluding the aforementioned fair value accounting adjustments, the Loan Sales Margin would have been 2.56% and 2.11% in the third quarters of 2019 and 2018, respectively and 2.29% and 2.21% for the comparative 2019 and 2018 year-to-date periods, respectively.  The increase in the Loan Sales Margin (excluding fair value adjustments) in 2019 was generally due to a widening of primary-to-secondary market pricing spreads due to competitive factors throughout the mortgage banking industry (lower mortgage loan interest rates and an increase in refinance volume). The changes in the fair value accounting adjustments are primarily due to changes in the amount of commitments to originate mortgage loans for sale.

Net gains (losses) on securities were relatively nominal for the comparative quarterly periods.  We recorded a net gain of $0.3 million and a net loss of $0.1 million on securities for the first nine months of 2019 and 2018, respectively.  We recorded no net impairment losses in either 2019 or 2018 for other than temporary impairment of securities available for sale.  See “Securities” below and note #3 to the Condensed Consolidated Financial Statements.

Mortgage loan servicing, net, generated a loss of $1.6 million and income of $1.2 million in the third quarters of 2019 and 2018, respectively. For the first nine months of 2019, mortgage loan servicing, net, generated a loss of $4.7 million as compared to income of $4.7 million in 2018. The significant variances in mortgage loan servicing, net are primarily due to changes in the fair value of capitalized mortgage loan servicing rights associated with changes in mortgage loan interest rates (a decline in 2019 as compared to an increase in 2018) and expected future prepayment levels.  This activity is summarized in the following table:

	Three Months Ended		Nine Months Ended
	9/30/2019	9/30/2018	9/30/2019	9/30/2018
Mortgage loan servicing, net:	(In thousands)
Revenue, net	$1,583	$1,410	$4,574	$3,974
Fair value change due to price	(2,163)	610	(7,036)	2,586
Fair value change due to pay-downs	(982)	(808)	(2,222)	(1,892)
Total	$(1,562)	$1,212	$(4,684)	$4,668

Index
Activity related to capitalized mortgage loan servicing rights is as follows:

Capitalized Mortgage Loan Servicing Rights
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)
Balance at beginning of period	$17,894	$21,848	$21,400	$15,699
Servicing rights acquired	-	-	-	3,047
Originated servicing rights capitalized	2,157	1,501	4,764	3,711
Change in fair value	(3,145)	(198)	(9,258)	694
Balance at end of period	$16,906	$23,151	$16,906	$23,151

At September 30, 2019 we were servicing approximately $2.48 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 4.25% and a weighted average service fee of approximately 25.8 basis points. Capitalized mortgage loan servicing rights at September 30, 2019 totaled $16.9 million, representing approximately 68.2 basis points on the related amount of mortgage loans serviced for others.

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

Income from bank owned life insurance (“BOLI”) increased on both a comparative quarterly and year-to-date basis in 2019 compared to 2018 reflecting a higher crediting rate on our cash surrender value. Our BOLI separate account is primarily invested in agency mortgage-backed securities. The crediting rate (on which the earnings are based) reflects the performance of the separate account.  The total cash surrender value of our BOLI was $55.4 million and $55.1 million at September 30, 2019 and December 31, 2018, respectively.

Other non-interest income increased on both a comparative quarterly and year-to-date basis in 2019 compared to 2018, due primarily to increases in fees on interest rate swaps, merchant processing, and credit cards. The year-to-date increase in 2019 compared to 2018 is also due to $0.38 million of recoveries recorded in the first quarter of 2019 on TCSB loans that had been charged-off prior to the Merger.

Non-interest expense.  Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure.

Non-interest expense increased by $1.1 million to $27.8 million and by $1.8 million to $82.4 million during the three- and nine-month periods ended September 30, 2019, respectively, compared to the same periods in 2018.

Index
The components of non-interest expense are as follows:

Non-Interest Expense
	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In thousands)

Compensation	$10,327	$9,582	$30,993	$28,086
Performance-based compensation	3,214	3,305	7,730	9,238
Payroll taxes and employee benefits	3,132	3,282	10,232	9,182
Compensation and employee benefits	16,673	16,169	48,955	46,506
Occupancy, net	2,161	2,233	6,797	6,667
Data processing	2,282	2,051	6,597	6,180
Furniture, fixtures and equipment	1,023	1,043	3,058	3,029
Interchange expense	891	715	2,332	1,974
Communications	733	727	2,219	2,111
Loan and collection	714	531	1,976	1,900
Advertising	636	594	1,935	1,578
Legal and professional	541	477	1,281	1,311
Amortization of intangible assets	272	295	817	676
FDIC deposit insurance	13	270	723	750
Supplies	163	173	474	516
Costs (recoveries) related to unfunded lending commitments	154	71	341	(6)
Credit card and bank service fees	100	108	300	310
Provision for loss reimbursement on sold loans	33	47	179	78
Net (gains) losses on other real estate and repossessed assets	52	(325)	(27)	(619)
Merger related expenses	--	98	--	3,354
Other	1,407	1,463	4,473	4,321
Total non-interest expense	$27,848	$26,740	$82,430	$80,636

Compensation and employee benefits expenses, in total, increased $0.5 million on a quarterly comparative basis and increased $2.4 million for the first nine months of 2019 compared to the same periods in 2018.

Compensation expense increased by $0.7 million and $2.9 million in the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018.  The quarterly and year-to-date comparative increase in 2019 is primarily due to salary increases that were predominantly effective on January 1, 2019 and growth in the number of full-time equivalent employees.  The year-to-date comparative increase in 2019 also reflects the impact of the Merger.

Performance-based compensation decreased by $0.1 million and $1.5 million in the third quarter and first nine months of 2019, respectively, versus the same periods in 2018, due primarily to relative comparative changes in the accrual for anticipated incentive compensation based on our estimated full-year performance as compared to goals.

Index
Payroll taxes and employee benefits decreased by $0.2 million and increased by $1.1 million in the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018.  The quarterly comparative decrease is due primarily to a decline in health care costs.  The year-to-date comparative increase is due primarily to increases in health care costs (due to increased claims in the first six months of 2019), payroll taxes and workers’ compensation insurance costs.

Occupancy, net, furniture, fixtures and equipment, communications, legal and professional, supplies, and credit card and bank service fees expenses were all relatively unchanged on a comparative quarterly and year-to-date basis in 2019 as compared to 2018.

Data processing expenses increased on both a comparative quarterly and year-to-date basis in 2019 as compared to 2018.  These increases were due primarily to several new products or services implemented in 2019 as well as increases in mobile-banking related costs (due to higher usage) and certain software licensing costs (due principally to more users).

Interchange expense primarily represents our third-party cost to process debit card transactions.  This cost increased in 2019 on both a comparative quarterly and year-to-date basis as compared to 2018 due principally to an increase in transaction volume.

Loan and collection expenses reflect costs related to new lending activity as well as the management and collection of non-performing loans and other problem credits.  The increased expenses in 2019 as compared to 2018 primarily reflects lower recoveries of previously incurred collection expenses on non-performing and previously charged-off loans.

Total advertising expenses increased in 2019 on both a comparative quarterly and year-to-date basis as compared to 2018 due primarily to an increase in outdoor (billboard) advertising.

The amortization of intangible assets relates to the Merger and prior branch acquisitions and the amortization of the deposit customer relationship value, including core deposit value, which was acquired in connection with those acquisitions. We had remaining unamortized intangible assets of $5.6 million and $6.4 million at September 30, 2019 and December 31, 2018, respectively. See note #7 to the Condensed Consolidated Financial Statements for a schedule of future amortization of intangible assets.

FDIC deposit insurance expense decreased in 2019 on a comparative quarterly basis and was relatively unchanged on a year-to-date basis. This quarterly decrease is related to the use of our Small Bank Assessment Credit (the “Assessment Credit”).  After the application of the Assessment Credit against the Company’s June 30, 2019 FDIC deposit insurance expense billing, approximately $0.4 million of Assessment Credit remains available to offset future expense.  Absent the use of the Assessment Credit, FDIC deposit insurance expense would be higher in 2019 due primarily to growth in our total assets.

The changes in cost (recoveries) related to unfunded lending commitments are primarily impacted by changes in the amounts of such commitments to originate portfolio loans as well as (for commercial loan commitments) the grade (pursuant to our loan rating system) of such commitments.

Index
The provision for loss reimbursement on sold loans was an expense of $0.03 million and $0.18 million in the third quarter and first nine months of 2019, respectively, compared to an expense of $0.05 million and $0.08 million in the third quarter and first nine months of 2018, respectively. This provision represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae, Freddie Mac, Ginnie Mae and the Federal Home Loan Bank of Indianapolis).  The small expense provisions in 2019 and 2018 are primarily due to growth in the balance of loans serviced for investors.  Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale.  The reserve for loss reimbursements on sold mortgage loans totaled $0.85 million and $0.78 million at September 30, 2019 and December 31, 2018, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition.

Net (gains) losses on other real estate and repossessed assets primarily represent the gain or loss on the sale or additional write downs on these assets subsequent to the transfer of the asset from our loan portfolio. This transfer occurs at the time we acquire the collateral that secured the loan. At the time of acquisition, the other real estate or repossessed asset is valued at fair value, less estimated costs to sell, which becomes the new basis for the asset. Any write-downs at the time of acquisition are charged to the allowance for loan losses.  The gains in 2018 were primarily related to the sale of several residential properties.

Merger related expenses totaled $0.1 million and $3.4 million for the third quarter and first nine months of 2018, respectively.  These expenses included our investment banking fees, certain accounting and legal costs, various contract termination fees, data processing conversion costs, payments made on officer change-in-control contracts, and employee severance costs.

Other non-interest expenses were relatively unchanged in 2019 on a comparative quarterly basis and increased on a year-to-date basis as compared to 2018 due primarily to an increase in deposit account/debit card fraud costs.

Income tax expense.  We recorded an income tax expense of $3.1 million and $8.0 million in the third quarter and the first nine months of 2019, respectively. This compares to an income tax expense of $2.9 million and $7.0 million in the third quarter and the first nine months of 2018, respectively.

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

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at September 30, 2019 and 2018 and at December 31, 2018, that the realization of substantially all of our deferred tax assets continues to be more likely than not.

Index
Financial Condition

Summary.  Our total assets increased by $197.6 million during the first nine months of 2019.  Loans, excluding loans held for sale (“Portfolio Loans”), totaled $2.72 billion at September 30, 2019, an increase of $139.9 million, or 5.4%, from December 31, 2018.  (See “Portfolio Loans and asset quality.”)

Deposits totaled $3.05 billion at September 30, 2019, compared to $2.91 billion at December 31, 2018.  The $138.9 million increase in total deposits during the period is due primarily to growth in reciprocal deposits.

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

Securities
		Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(In thousands)
Securities available for sale
September 30, 2019	$434,231	$6,106	$745	$439,592
December 31, 2018	433,224	1,520	6,818	427,926

Securities available for sale increased $11.7 million during the first nine months of 2019.  Our portfolio of securities available for sale is reviewed quarterly for impairment in value. In performing this review, management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates on the market value of the security and (4) an assessment of whether we intend to sell, or it is more likely than not that we will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. For securities that do not meet these recovery criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income (loss).  We recorded no impairment losses related to other than temporary impairment on securities available for sale in either of the first nine months of 2019 or 2018.

Index
Sales of securities were as follows (See “Non-interest income.”):

	Nine months ended September 30,
	2019	2018
	(In thousands)

Proceeds	$44,305	$31,445

Gross gains	$169	$225
Gross losses	(32)	(126)
Net impairment charges	--	-
Fair value adjustments	167	(170)
Net gains (losses)	$304	$(71)

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

We generally retain loans that may be profitably funded within established risk parameters. (See “Asset/liability management.”) As a result, we may hold adjustable-rate conventional and fixed rate jumbo mortgage loans as Portfolio Loans, while 15- and 30-year fixed-rate non-jumbo mortgage loans are generally sold to mitigate exposure to changes in interest rates. (See “Non-interest income.”) Due primarily to the expansion of our mortgage-banking activities and a change in mix in our mortgage loan originations, we are now originating and putting into Portfolio Loans more fixed rate mortgage loans than as compared to past periods.  These fixed rate mortgage loans generally have terms from 15 to 30 years, do not have prepayment penalties and expose us to more interest rate risk.  To date, our interest rate risk profile has not changed significantly.  However, we are carefully monitoring this change in the composition of our Portfolio Loans and the impact of potential future changes in interest rates on our changes in market value of portfolio equity and changes in net interest income. (See “Asset/liability management.”).  As a result, we have added and may continue to add some longer-term borrowings, may utilize derivatives (interest rate swaps and interest rate caps) to manage interest rate risk and may continue to sell some fixed rate jumbo and other  portfolio mortgage loans in the future.

Index
A summary of our Portfolio Loans follows:

	September 30, 2019	December 31, 2018
	(In thousands)
Real estate(1)
Residential first mortgages	$821,531	$811,719
Residential home equity and other junior mortgages	173,099	177,574
Construction and land development	220,822	180,286
Other(2)	721,042	707,347
Consumer	451,025	379,607
Commercial	330,073	319,058
Agricultural	4,854	6,929
Total loans	$2,722,446	$2,582,520

(1)	Includes both residential and non-residential commercial loans secured by real estate.
(2)	Includes loans secured by multi-family residential and non-farm, non-residential property.

Non-performing assets(1)

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Non-accrual loans	$7,124	$9,029
Loans 90 days or more past due and still accruing interest	--	5
Less - government guaranteed loans	(475)	(460)
Total non-performing loans	6,649	8,574
Other real estate and repossessed assets	1,789	1,299
Total non-performing assets	$8,438	$9,873
As a percent of Portfolio Loans
Non-performing loans	0.24%	0.33%
Allowance for loan losses	0.96	0.96
Non-performing assets to total assets	0.24	0.29
Allowance for loan losses as a percent of non-performing loans	393.26	290.27

(1)	Excludes loans classified as “troubled debt restructured” that are not past due.

Index
Troubled debt restructurings (“TDR”)
	September 30, 2019
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDR’s	$6,947	$40,873		$47,820
Non-performing TDR’s (2)	46	2,357	(3)	2,403
Total	$6,993	$43,230		$50,223

	December 31, 2018
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDR’s	$6,460	$46,627		$53,087
Non-performing TDR’s (2)	74	2,884	(3)	2,958
Total	$6,534	$49,511		$56,045

(1)	Retail loans include mortgage and installment loan segments.
(2)	Included in non-performing assets table above.
(3)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

Non-performing loans decreased by $1.9 million during the first nine months of 2019 due principally to a decline in non-performing commercial and mortgage loans. This decline primarily reflects reduced levels of new loan defaults as well as loan charge-offs, pay-offs, negotiated transactions, and the migration of loans into other real estate. In general, stable economic conditions in our market areas, as well as our collection and resolution efforts, have resulted in a downward trend in non-performing loans.  However, we are still experiencing some loan defaults, particularly related to commercial loans secured by income-producing property and mortgage loans secured by resort/vacation property.

Non-performing loans exclude performing loans that are classified as troubled debt restructurings (“TDRs”). Performing TDRs totaled $47.8 million, or 1.8% of total Portfolio Loans, and $53.1 million, or 2.1% of total Portfolio Loans, at September 30, 2019 and December 31, 2018, respectively. The decrease in the amount of performing TDRs in the first nine months of 2019 primarily reflects pay downs and payoffs.

Other real estate and repossessed assets totaled $1.8 million and $1.3 million at September 30, 2019 and December 31, 2018, respectively. This increase is primarily due to the addition of a $0.6 million commercial office building located in Grand Rapids, Michigan during the second quarter of 2019.

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.

Index
We had loan net recoveries in both the first nine months of 2019 and 2018 due primarily to recoveries on previously charged-off commercial loans.  The following tables reflect activity in and the allocation of the allowance for loan losses (“AFLL”).

Allowance for loan losses
	Nine months ended September 30,
	2019		2018
	Loans	Unfunded Commitments	Loans	Unfunded Commitments
	(Dollars in thousands)
Balance at beginning of period	$24,888	$1,296	$22,587	$1,125
Additions (deductions)
Provision for loan losses	1,045	-	912	-
Recoveries credited to allowance	3,109	-	3,768	-
Loans charged against the allowance	(2,894)	-	(2,866)	-
Additions included in non-interest expense	-	341	-	(6)
Balance at end of period	$26,148	$1,637	$24,401	$1,119

Net loans charged against the allowance to average Portfolio Loans	(0.01)%		(0.04)%

Allocation of the Allowance for Loan Losses
	September 30, 2019	December 31, 2018
	(In thousands)
Specific allocations	$5,779	$6,310
Other adversely rated commercial loans	3,022	1,861
Historical loss allocations	8,752	7,792
Additional allocations based on subjective factors	8,595	8,925
Total	$26,148	$24,888

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

The AFLL increased $1.3 million to $26.1 million at September 30, 2019 from $24.9 million at December 31, 2018 and was equal to 0.96% of total Portfolio Loans at both September 30, 2019 and December 31, 2018, respectively.

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

Index
Two of the four components of the AFLL outlined above increased during the first nine months of 2019. The AFLL related to specific loans decreased $0.5 million during the first nine months of 2019 due primarily to a $4.9 million decline in the amount of such loans.  The AFLL related to other adversely rated commercial loans increased $1.2 million during the first nine months of 2019, primarily due to an increase in the balance of such loans included in this component to $67.2 million at September 30, 2019 from $44.7 million at December 31, 2018.  The increase in other adversely rated commercial loans was primarily in early watch credit categories and these loans are largely performing.  We do not believe that we will experience any significant loan losses as a result of this rise in other adversely rated commercial loans.  The AFLL related to historical losses increased $1.0 million during the first nine months of 2019, and the AFLL related to subjective factors decreased $0.3 million during the first nine months of 2019, due in part to the classification shifts discussed above, as well as loan growth, for the AFLL related to historical losses.

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

Deposits totaled $3.05 billion and $2.91 billion at September 30, 2019 and December 31, 2018, respectively.  The $138.9 million increase in deposits during the first nine months of 2019 is primarily due to growth in reciprocal deposits.  Reciprocal deposits totaled $416.2 million and $182.1 million at September 30, 2019 and December 31, 2018, respectively.  These deposits represent demand, money market and time deposits from our customers that have been placed through Promontory Interfinancial Network’s Insured Cash Sweep® service and Certificate of Deposit Account Registry Service®.  These services allow our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.  The significant increase in reciprocal deposits is due in part to an automated sweep product that we introduced in mid-2018 as well as the marketing and sales efforts of our treasury management team.

We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be susceptible to outflow. At September 30, 2019, we had approximately $554.3 million of uninsured deposits. A reduction in core deposits would likely increase our need to rely on wholesale funding sources.

We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

Index
Other borrowings, comprised primarily of advances from the FHLB and federal funds sold, totaled $64.0 million and $25.7 million at September 30, 2019 and December 31, 2018, respectively.

As described above, we utilize wholesale funding, including federal funds purchased, FHLB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At September 30, 2019, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $679.9 million, or 21.8% of total funding (deposits and all borrowings, excluding subordinated debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all.  Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.

We historically employed derivative financial instruments to manage our exposure to changes in interest rates.  During the first nine months of 2019 and 2018, we entered into $55.4 million and $16.6 million (aggregate notional amounts), respectively, of interest rate swaps with commercial loan customers, which were offset with interest rate swaps that the Bank entered into with a broker-dealer. We recorded $0.7 million and $0.4 million of fee income related to these transactions during the first nine months of 2019 and 2018, respectively. See note #6 to the Condensed Consolidated Financial Statements included within this report for more information on our derivative financial instruments.

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

At September 30, 2019, we had $508.1 million of time deposits that mature in the next 12 months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $2.43 billion of our deposits at September 30, 2019, were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.

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

We also believe that the available cash on hand at the parent company (including time deposits) of approximately $16.3 million as of September 30, 2019 provides sufficient liquidity resources at the parent company to meet operating expenses, to make interest payments on the subordinated debentures, and to pay projected cash dividends on our common stock.

Effective management of capital resources is critical to our mission to create value for our shareholders. In addition to common stock, our capital structure also currently includes cumulative trust preferred securities.

Capitalization
	September 30, 2019	December 31, 2018
	(In thousands)
Subordinated debentures	$39,439	$39,388
Amount not qualifying as regulatory capital	(1,224)	(1,224)
Amount qualifying as regulatory capital	38,215	38,164
Shareholders’ equity
Common stock	351,839	377,372
Accumulated deficit	(8,221)	(28,270)
Accumulated other comprehensive loss	(3,373)	(10,108)
Total shareholders’ equity	340,245	338,994
Total capitalization	$378,460	$377,158

We currently have four special purpose entities with $38.2 million of outstanding cumulative trust preferred securities as of September 30, 2019.  These special purpose entities issued common securities and provided cash to our parent company that in turn issued subordinated debentures to these special purpose entities equal to the trust preferred securities and common securities. The subordinated debentures represent the sole asset of the special purpose entities. The common securities and subordinated debentures are included in our Condensed Consolidated Statements of Financial Condition.

Index
The FRB has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at September 30, 2019 and December 31, 2018.

Common shareholders’ equity increased to $340.2 million at September 30, 2019, from $339.0 million at December 31, 2018, due primarily to our net income and a decrease in our accumulated other comprehensive loss that were partially offset by share repurchases and cash dividend payments. Our tangible common equity (“TCE”) totaled $306.3 million and $304.3 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 8.71% and 9.17% at September 30, 2019, and December 31, 2018, respectively.  TCE and the ratio of TCE to tangible assets are non-GAAP measures.  TCE represents total common equity less goodwill and other intangible assets.

In December 2018, our Board of Directors authorized a 2019 share repurchase plan.  Under the terms of the original 2019 share repurchase plan, we were authorized to buy back up to 5% of our outstanding common stock.  In June 2019, our Board of Directors supplemented the 2019 share repurchase plan and authorized the repurchase of up to 300,000 additional common shares. The 2019 share repurchase plan is authorized to last through December 31, 2019.  During the first nine months of 2019, the Company repurchased 1,204,688 shares at a weighted average purchase price of $21.82 per share (including 25,000 shares at a weighted average purchase price of $20.09 per share in the third quarter of 2019).

We pay a quarterly cash dividend on our common stock.  These dividends totaled $0.18 per share in each of the first, second and third quarters of 2019 and $0.15 per share in each of the comparable quarters in 2018.    We generally favor a dividend payout ratio between 30% and 50% of net income.

As of September 30, 2019 and December 31, 2018, our Bank (and holding company) continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards (also see note #10 to the Condensed Consolidated Financial Statements included within this report).

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

CHANGES IN MARKET VALUE OF PORTFOLIO EQUITY AND NET INTEREST INCOME

Change in Interest Rates	Market Value of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change
	(Dollars in thousands)
September 30, 2019
200 basis point rise	$447,100	1.02%	$125,300	1.54%
100 basis point rise	455,900	3.00	124,800	1.13
Base-rate scenario	442,600	-	123,400	-
100 basis point decline	387,700	(12.40)	119,500	(3.16)

December 31, 2018
200 basis point rise	$481,100	(3.37)%	$126,200	3.27%
100 basis point rise	495,400	(0.50)	124,800	2.13
Base-rate scenario	497,900	-	122,200	-
100 basis point decline	482,800	(3.03)	119,600	(2.13)

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

We utilize fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. FASB ASC topic 820 differentiates between those assets and liabilities required to be carried at fair value at every reporting period (“recurring”) and those assets and liabilities that are only required to be adjusted to fair value under certain circumstances (“nonrecurring”). Certain equity securities (at December 31, 2018), securities available for sale, loans held for sale, carried at fair value, derivatives and capitalized mortgage loan servicing rights are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial assets on a nonrecurring basis, such as loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or fair value accounting or write-downs of individual assets. See note #11 to the Condensed Consolidated Financial Statements included within this report for a complete discussion on our use of fair valuation of financial instruments and the related measurement techniques.

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

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended September 30, 2019, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended September 30, 2019, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the “Plan”) pursuant to which non-employee directors can elect to receive shares of the Company’s common stock in lieu of fees otherwise payable to the director for his or her service as a director.  A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board.  Pursuant to this Plan, during the third quarter of 2019, the Company issued 722 shares of common stock to non-employee directors on a current basis and 2,065 shares of common stock to the trust for distribution to directors on a deferred basis.  These shares were issued on July 1, 2019 representing aggregate fees of $0.06 million. The shares on a current basis were issued at a price of $21.79 per share and the shares on a deferred basis were issued at a price of $19.61 per share, representing 90% of the fair value of the shares on the credit date.  The price per share was the consolidated closing bid price per share of the Company’s common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules.  The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

The following table shows certain information relating to repurchases of common stock for the three-months ended September 30, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
July 2019	--	$--	--	299,298
August 2019	25,919	20.09	25,000	274,298
September 2019	--	--	--	274,298
Total	25,919	$20.09	25,000	274,298

(1)
August includes 919 shares withheld from the shares that would otherwise have been issued to certain officers in order to satisfy tax withholding obligations resulting from the vesting of restricted stock as well as satisfy tax withholding obligations and stock option exercise price resulting from the exercise of stock options.

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

Date	November 1, 2019	By	/s/ Robert N. Shuster
Robert N. Shuster, Principal Financial Officer

Date	November 1, 2019	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer