Form 10-K
period 2019-12-31
INDEPENDENT BANK CORP /MI/
filed 2020-03-06
CIK 39311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2019 or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to ________
Commission file number	0-7818

INDEPENDENT BANK CORPORATION
(Exact name of Registrant as specified in its charter)

MICHIGAN	38-2032782
(State or other jurisdiction of incorporation)	(I.R.S. employer identification no.)

4200 East Beltline, Grand Rapids, Michigan	49525
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(616) 527-5820
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, No Par Value	IBCP	NASDAQ
(Title of class)	(Trading Symbol(s)	(Name of Exchange)

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
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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
Yes  ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2019, was $479,616,359.
The number of shares outstanding of the registrant’s common stock as of March 4, 2020 was 22,109,669.
Documents incorporated by reference:  Portions of our definitive proxy statement and annual report, to be delivered to shareholders in connection with the April 21, 2020 Annual Meeting of Shareholders, are incorporated by reference into Part I, Part II, Part III, and Part IV of this Form 10-K.

The Exhibit Index appears on Pages 35

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

Our bank transacts business in the single industry of commercial banking.  It offers a broad range of banking services to individuals and businesses, including checking and savings accounts, commercial lending, direct and indirect consumer financing, mortgage lending, and safe deposit box services.  Our bank does not offer trust services.  Our principal markets are the rural and suburban communities across Lower Michigan, which are served by the bank’s main office in Grand Rapids, Michigan, and a total of 66 branches, two drive-thru facilities, and nine Michigan based loan production offices.  We also have opened two loan production offices in Ohio (Columbus and Fairlawn).  A third Ohio loan production office is being opened in Toledo in March 2020.  Most of our bank’s branches provide full-service lobby and drive-thru services, as well as automatic teller machines (ATMs).  In addition, we provide internet and mobile banking capabilities to our customers.  We continue to see customer transaction volume declining at our bank offices and increasing through our electronic channels.

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

As of December 31, 2019, our bank had total loans (excluding loans held for sale) of $2.725 billion and total deposits of $3.037 billion.  As of December 31, 2019, we had 848 full-time employees and 146 part-time employees.

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

On a consolidated basis, our principal sources of revenue are interest and fees on loans, other interest income, and non-interest income.  The sources of revenue for the three most recent years are as follows:

	2019	2018	2017
Interest and fees on loans	68.1%	66.6%	59.8%
Other interest income	7.7	7.9	10.0
Non-interest income	24.2	25.5	30.2
	100.0%	100.0%	100.0%

ITEM 1.	BUSINESS (continued)

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

Our Tier 1 capital as of December 31, 2019, includes $38.2 million of trust preferred securities (classified on our Consolidated Statements of Financial Condition as “Subordinated debentures”).  The Federal Reserve has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities and certain other capital elements is limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit could be included in the Tier 2 capital, subject to restrictions.  The provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act adopted in 2010 (the “Dodd-Frank Act”) imposed additional limitations on the ability to include trust preferred securities as Tier 1 capital; however, these additional limitations do not apply to our outstanding trust preferred securities.

ITEM 1.	BUSINESS (continued)

On January 1, 2015, we became subject to new regulatory capital rules issued by the Federal Reserve in 2013.  In general, these new capital rules increase the minimum requirements for both the quantity and quality of capital we maintain. The rules include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. This 2.5% capital conservation buffer was phased in beginning in 2016 and ending with full implementation of the 2.5% buffer in January 2019. The rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4%.  As to the quality of capital, the new rules emphasize common equity Tier 1 capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity.  The application of the new capital rules to our organization is described below. Under these new capital rules, our existing trust preferred securities are grandfathered as qualifying regulatory capital.  We believe we currently exceed all of the capital ratio requirements of these new capital rules.

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

FICO Assessments.  Our bank, as a member of the Deposit Insurance Fund (“DIF”), was subject to assessments to cover the payments on outstanding obligations of the Financing Corporation (“FICO”).  FICO was created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC’s Savings Association Insurance Fund, which was created to insure the deposits of thrift institutions and was merged with the Bank Insurance Fund into the newly formed DIF in 2006.  The FDIC made its final collection of the assessment for these bonds in March 2019.  FDIC-insured institutions accordingly are no longer required to pay the FICO bond assessment.

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

On January 1, 2015, we became subject to new regulatory capital rules issued by the Federal Reserve in 2013.  In general, these new capital rules increase the minimum requirements for both the quantity and quality of capital we maintain. The rules include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. This 2.5% capital conservation buffer was phased in beginning in 2016 and ending with full implementation of the 2.5% buffer in January 2019. The rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4%.  As to the quality of capital, the new rules emphasize common equity Tier 1 capital, the most loss-absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The rules also change the methodology for calculating risk-weighted assets to enhance risk sensitivity.  The application of the new capital rules to our organization is described below.  We believe we currently exceed all of the capital ratio requirements of these new capital rules.

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

At December 31, 2019, our bank’s ratios exceeded minimum requirements for the well-capitalized category.

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

Among other changes, the 2018 Act expanded the definition of qualified mortgages that may be held by a financial institution and simplified the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8% and 10% to replace the leverage and risk-based regulatory capital ratios.  Effective January 1, 2020, qualifying community banking organizations may elect to comply with a greater than 9% community bank leverage ratio (the “CBLR”) requirement in lieu of the currently applicable requirements for calculating and reporting risk-based capital ratios. The CBLR is equal to Tier 1 capital divided by average total consolidated assets. In order to qualify for the CBLR election, a community bank must (1) have a leverage capital ratio greater than 9 percent, (2) have less than $10 billion in average total consolidated assets, (3) not exceed certain levels of off-balance sheet exposure and trading assets plus trading liabilities, and (4) not be an advanced approaches banking organization. A community bank that meets the above qualifications and elects to utilize the CBLR is considered to have satisfied the risk-based and leverage capital requirements in the generally applicable capital rules and is also considered to be “well capitalized” under the prompt corrective action rules.

The 2018 Act also includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures, and risk weights for certain high-risk commercial real estate loans.  It is difficult to predict at this time when or how any additional new standards under the 2018 Act will ultimately be applied to us or what specific impact the 2018 Act and the yet-to-be-written implementing rules and regulations will have on community banks.

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

Current Expected Credit Loss (“CECL”).  The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard that will be effective for the Bank for our calendar year beginning on January 1, 2020. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable and may require us to increase our allowance for loan losses.  It may also greatly increase the data we will need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses, or expenses incurred to determine the appropriate level of the allowance for loan losses, may have a material adverse effect on our financial condition and results of operations.

London Interbank Offered Rate (“LIBOR”). In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR after 2021. The Federal Reserve and the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised primarily of large U.S. financial institutions, have identified the Secured Overnight Financing Rate (“SOFR”), a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as a potential alternative to LIBOR, and the Federal Reserve announced final plans for the production of SOFR.  However, whether SOFR will become a LIBOR replacement and the ultimate future of LIBOR remain uncertain.  The language in our LIBOR-based contracts and financial instruments has developed over time and may specify various events that will trigger when a successor rate would be selected.  Some contracts and financial instruments may give the calculation agent discretion over the substitute index or indices for the calculation of interest rates.  Furthermore, implementation of successor indices may lead to additional documentation requirements, compliance measures, and financial impacts, as well as potential disputes or litigation with customers and creditors.

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

The information set forth in the tables captioned “Average Balances and Rates” and “Change in Net Interest Income” of our annual report, to be delivered to shareholders in connection with the April 21, 2020 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

II.	INVESTMENT PORTFOLIO

(A)  The following table sets forth the fair value of securities at December 31:

	2019	2018	2017
	(in thousands)

Equity securities at fair value	$-	$393	$-
Trading securities	$-	$-	$455

Available for sale
U.S. agency residential mortgage-backed	$227,762	$123,751	$137,918
Obligations of states and political subdivisions	96,102	127,555	172,945
Other asset backed	93,886	83,319	93,898
Private label mortgage-backed	39,693	29,419	29,109
Corporate	33,195	34,309	47,853
U.S. agency	14,661	20,014	25,682
U.S. agency commercial mortgage-backed	10,756	5,726	9,760
Trust preferred	1,843	1,819	2,802
Foreign government	502	2,014	2,060
U.S. Treasury	-	-	898
Total	$518,400	$427,926	$522,925

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)

(B) The following table sets forth contractual maturities of securities at December 31, 2019 and the weighted average yield of such securities:

	Maturing Within One Year		Maturing After One But Within Five Years		Maturing After Five But Within Ten Years		Maturing After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for sale

Obligations of states and political subdivisions	$8,843	2.59%	$23,610	2.44%	$29,859	3.49%	$33,790	3.44%
U.S. agency residential mortgage-backed	464	1.20	62,950	1.91	13,480	2.12	150,868	2.99
Other asset backed	42,723	2.98	28,891	2.50	17,726	1.69	4,546	3.08
Corporate	1,608	2.45	18,472	3.22	13,115	4.16	-
Private label mortage -backed	227	2.66	23,384	2.90	13,490	2.97	2,592	3.94
U.S. agency	310	0.81	8,255	1.53	6,096	2.60	-
U.S. agency commercial mortgage-backed	233	2.16	3,311	2.37	1,009	2.52	6,203	3.30
Trust preferred	-		-		-		1,843	3.22
Foreign government	-		502	2.07	-		-
Total	$54,408	2.87%	$169,375	2.36%	$94,775	2.91%	$199,842	3.09%

Tax equivalent adjustment for calculation of yield	$40		$96		$116		$89

The rates set forth in the tables above for those obligations of state and political subdivisions that are tax exempt have been restated on a tax equivalent basis assuming a marginal tax rate of 21%.  The amount of the adjustment is as follows.
Available for sale	Tax-Exempt Rate	Adjustment	Rate on Tax Equivalent Basis (1)
Under 1 year	2.15%	0.57%	2.72%
1-5 years	2.10	0.56	2.66
5-10 years	2.85	0.76	3.61
After 10 years	3.80	1.02	4.82

(1)	The rates in this table are different from the rates in the table above due to obligations of states and political subdivisions in the table above include both taxable and tax exempt securities.

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)

III.	LOAN PORTFOLIO

(A) The following table sets forth total loans outstanding at December 31:

	2019	2018	2017	2016	2015
	(in thousands)
Loans held for sale(a)	$69,800	$86,224	$39,436	$67,380	$27,866
Mortgage	1,098,911	1,042,890	849,530	538,615	498,036
Commercial	1,166,695	1,144,481	853,260	804,017	748,398
Installment	459,417	395,149	316,027	265,616	234,017
Payment plan receivables	-	-	-	-	34,599
Total Loans	$2,794,823	$2,668,744	$2,058,253	$1,675,628	$1,542,916

(a)	2016 includes $30.6 million of payment plan receivables and $0.8 million commercial loans related to the then pending sale of Mepco and $35.9 million of 1-4 family residential mortgages.

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

(B)  The following table sets forth scheduled loan repayments (excluding 1-4 family residential mortgages and installment loans) at December 31, 2019:

	Due Within One Year	Due After One But Within Five Years	Due After Five Years	Total
	(in thousands)
Mortgage	$-	$183	$161,739	$161,922
Commercial	104,844	334,870	726,981	1,166,695
Total	$104,844	$335,053	$888,720	$1,328,617

The following table sets forth loans due after one year which have predetermined (fixed) interest rates and/or adjustable (variable) interest rates at December 31, 2019:

	Fixed Rate	Variable Rate	Total
	(in thousands)
Due after one but within five years	$147,236	$187,817	$335,053
Due after five years	541,326	347,394	888,720
Total	$688,562	$535,211	$1,223,773

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)

(C)  The following table sets forth loans on non-accrual, loans ninety days or more past due and troubled debt restructured loans at December 31:

	2019	2018	2017	2016	2015
	(in thousands)

(a) Loans accounted for on a non-accrual basis (1, 2)	$10,178	$9,029	$8,184	$13,364	$10,607

(b) Aggregate amount of loans ninety days or more past due (excludes loans in (a) above)	-	5	-	-	116

(c) Loans not included above which are “troubled debt restructurings” as defined by accounting guidance	47,575	53,087	60,115	70,286	81,512

Total	$57,753	$62,121	$68,299	$83,650	$92,235

(1)
The accrual of interest income is discontinued when a loan becomes 90 days past due and the borrower’s capacity to repay the loan and collateral values appear insufficient.  Non-accrual loans may be restored to accrual status when interest and principal payments are current and the loan appears otherwise collectible.

(2)
Interest in the amount of $3.65 million would have been earned in 2019 had loans in categories (a) and (c) remained at their original terms; however, only $3.23 million was included in interest income for the year with respect to these loans.

Potential problem loans identified by the loan review department which are not included as non-performing in the table above were zero at December 31, 2019.

At December 31, 2019, there was no concentration of loans exceeding 10% of total loans which is not already disclosed as a category of loans in this section “Loan Portfolio” (Item III(A)).

There were no other interest-bearing assets at December 31, 2019, that would be required to be disclosed above (Item III(C)), if such assets were loans.

There were no foreign loans at December 31, 2019, 2018, 2017, 2016 and 2015.

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)

IV.	SUMMARY OF LOAN LOSS EXPERIENCE

(A) The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for each of the years ended December 31:

	2019		2018		2017
	(dollars in thousands)
Total loans outstanding at the end of the year (net of unearned fees)	$2,794,823		$2,668,744		$2,058,253

Average total loans outstanding for the year (net of unearned fees)	$2,721,627		$2,424,539		$1,848,860

	Allowance for Loan Losses	Unfunded Commit- ments	Allowance for Loan Losses	Unfunded Commit- ments	Allowance for Loan Losses	Unfunded Commit- ments
Balance at beginning of year	$24,888	$1,296	$22,587	$1,125	$20,234	$650
Loans charged-off
Mortgage	1,221		1,946		1,122
Commercial	682		448		455
Installment	1,622		1,430		1,474
Total loans charged-off	3,525		3,824		3,051
Recoveries of loans previously charged-off
Mortgage	933		734		1,741
Commercial	2,165		2,889		1,497
Installment	863		999		967
Total recoveries	3,961		4,622		4,205
Net loans charged-off (recovered)	(436)		(798)		(1,154)
Additions (deductions) included in operations	824	246	1,503	171	1,199	475
Balance at end of year	$26,148	$1,542	$24,888	$1,296	$22,587	$1,125

Net loans charged-off (recovered) as a percent of average loans outstanding (includes loans held for sale) for the year	(0.02)%		(0.03)%		(0.06)%

Allowance for loan losses as a percent of loans outstanding (includes loans held for sale) at the end of the year	0.94		0.93		1.10

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)

	2016		2015
	(dollars in thousands)

Total loans outstanding at the end of the year (net of unearned fees)	$1,675,628		$1,542,916

Average total loans outstanding for the year (net of unearned fees)	$1,599,899		$1,461,480

	Allowance for Loan Losses	Unfunded Commit- ments	Allowance for Loan Losses	Unfunded Commit- ments
Balance at beginning of year	$22,570	$652	$25,990	$539
Loans charged-off
Mortgage	2,599		2,567
Commercial	1,317		1,694
Installment	1,671		1,467
Total loans charged-off	5,587		5,728
Recoveries of loans previously charged-off
Mortgage	1,047		1,258
Commercial	2,472		2,656
Installment	1,100		1,108
Total recoveries	4,619		5,022
Net loans charged-off	968		706
Reclassification to loans held for sale	59		-
Additions (deductions) included in operations	(1,309)	(2)	(2,714)	113
Balance at end of year	$20,234	$650	$22,570	$652

Net loans charged-off as a percent of average loans outstanding (includes loans held for sale) for the year	0.06%		0.05%

Allowance for loan losses as a percent of loans outstanding (includes loans held for sale) at the end of the year	1.21		1.46

The allowance for loan losses reflected above is a valuation allowance in its entirety and the only allowance available to absorb probable incurred loan losses.

Further discussion of the provision and allowance for loan losses (a critical accounting policy) as well as non-performing loans, is presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report, to be delivered to shareholders in connection with the April 21, 2020 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference.

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

(B)  We have allocated the allowance for loan losses to provide for probable incurred losses within the categories of loans set forth in the table below.   The amount of the allowance for loan losses that is allocated and the ratio of loans within each category to total loans at December 31 follow:

	2019		2018		2017
	Allowance for Loan Losses Amount	Percent of Loans to Total Loans	Allowance for Loan Losses Amount	Percent of Loans to Total Loans	Allowance for Loan Losses Amount	Percent of Loans to Total Loans
	(dollars in thousands)
Commercial	$7,922	41.7%	$7,090	42.9%	$5,595	41.5%
Mortgage	8,216	41.8	7,978	42.3	8,733	43.2
Installment	1,283	16.5	895	14.8	864	15.3
Payment plan receivables	-	-	-	-	-	-
Subjective allocation	8,727	-	8,925	-	7,395	-
Total	$26,148	100.0%	$24,888	100.0%	$22,587	100.0%

	2016		2015
	Allowance for Loan Losses Amount	Percent of Loans to Total Loans	Allowance for Loan Losses Amount	Percent of Loans to Total Loans
	(dollars in thousands)
Commercial	$4,880	48.0%	$5,670	48.5%
Mortgage	8,681	34.3	10,391	34.1
Installment	1,011	15.9	1,181	15.2
Payment plan receivables(a)	-	1.8	56	2.2
Subjective allocation	5,662	-	5,272	-
Total	$20,234	100.0%	$22,570	100.0%

(a)	Allowance for loan losses of $0.06 million related to payment plan receivables was reclassified to loans held for sale at December 31, 2016.

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)

V.	DEPOSITS

The following table sets forth average deposit balances and the weighted-average rates paid thereon for the years ended December 31:

	2019		2018		2017
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Non-interest bearing deposits	$867,314		$846,718		$728,208
Savings and interest-bearing checking	1,453,061	0.70%	1,218,243	0.39%	1,052,215	0.15%
Time deposits	655,718	2.01	632,330	1.55	502,284	1.04
Total	$2,976,093	0.79%	$2,697,291	0.54%	$2,282,707	0.30%

The following table summarizes time deposits in amounts of 0.10 million or more by time remaining until maturity at December 31, 2019:

(in thousands)
Three months or less	$59,787
Over three through six months	59,823
Over six months through one year	46,192
Over one year	46,981
Total	$212,783

VI.	RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders’ equity and to average assets, and certain other ratios, for the years ended December 31 follow:

	2019	2018	2017	2016	2015
Net income as a percent of
Average shareholders’ equity	13.63%	12.38%	7.82%	9.21%	7.89%
Average assets	1.35	1.27	0.77	0.92	0.86

Dividends declared per share as a percent of diluted net income per share	36.00	35.71	44.21	32.38	30.23

Average shareholders’ equity as a percent of average assets	9.90	10.27	9.88	9.98	10.93

Additional performance ratios are set forth in Selected Consolidated Financial Data in our annual report, to be delivered to shareholders in connection with the April 21, 2020 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference.  Any significant changes in the current trend of the above ratios are reviewed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report, to be delivered to shareholders in connection with the April 21, 2020 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference.

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

Monetary and fiscal policies of various governmental and regulatory agencies, particularly the Federal Reserve, affect the financial services industry, directly and indirectly. The Federal Reserve regulates the supply of money and credit in the U.S., and its monetary and fiscal policies determine in a large part our cost of funds for lending and investing and the return that can be earned on such loans and investments. Changes in such policies, including changes in interest rates, will influence the origination of loans, the value of investments, the value of capitalized mortgage loan servicing rights, the generation of deposits and the rates received on loans and investment securities and paid on deposits. Changes in monetary and fiscal policies are beyond our control and difficult to predict. Our financial condition and results of operations could be materially adversely impacted by changes in governmental monetary and fiscal policies.

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

Our loan customers may not repay their loans according to their respective terms, and the collateral securing the payment of these loans may be insufficient to cover any losses we may incur. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Non-performing loans amounted to $9.5 million and $8.6 million at December 31, 2019 and December 31, 2018, respectively. Our allowance for loan losses coverage ratio of non-performing loans was 274.32% and 290.27% at December 31, 2019 and December 31, 2018, respectively. In determining the size of the allowance for loan losses, we rely on our experience and our evaluation of current economic conditions. If our assumptions or judgments prove to be incorrect, our current allowance for loan losses may not be sufficient to cover certain loan losses inherent in our loan portfolio, and adjustments may be necessary to account for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance for loan losses would adversely impact our operating results.

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

We maintain diversified securities portfolios, which include obligations of the Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions, mortgage-backed securities, corporate securities and asset-backed securities.  We seek to limit credit losses in our securities portfolios by principally purchasing highly rated securities (generally rated “AA” or higher by a major debt rating agency) and by conducting due diligence on the issuer. However, gross unrealized losses on securities available for sale in our portfolio totaled approximately $1.1 million as of December 31, 2019 (compared to approximately $6.8 million as of December 31, 2018). We believe these unrealized losses are temporary in nature and are expected to be recovered within a reasonable time period as we believe we have the ability to hold the securities to maturity or until such time as the unrealized losses reverse. However, we evaluate securities available for sale for other than temporary impairment (OTTI) at least quarterly and more frequently when economic or market concerns warrant such evaluation. Those evaluations may result in OTTI charges to our earnings. In addition to these impairment charges, we may, in the future, experience additional losses in our securities portfolio which may result in charges that could materially adversely affect our results of operations.

ITEM 1A.	RISK FACTORS (continued)

Our mortgage-banking revenues are susceptible to substantial variations, due in part to factors we do not control, such as market interest rates.

A portion of our revenues are derived from net gains on mortgage loans. These net gains primarily depend on the volume of loans we sell, which in turn depends on our ability to originate real estate mortgage loans and the demand for fixed-rate obligations and other loans that are outside of our established interest-rate risk parameters. Net gains on mortgage loans are also dependent upon economic and competitive factors as well as our ability to effectively manage exposure to changes in interest rates. Consequently, they can often be a volatile part of our overall revenues.  We realized net gains of $20.0 million on mortgage loans during 2019 compared to $10.6 million during 2018 and $11.8 million during 2017.

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

Catastrophic events, including, but not limited to, hurricanes, tornadoes, earthquakes, fires, floods and pandemic outbreaks,  may adversely affect the general economy, financial and capital markets, specific industries, and us.

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

Changes in accounting standards could materially impact our consolidated financial statements.

From time to time, changes are made to the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings (accumulated deficit).

ITEM 1A.	RISK FACTORS (continued)

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

We have identified certain accounting policies as being critical because they require us to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are subject to internal controls and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding management’s judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements. See note #1, “Accounting Policies” in the Notes to Consolidated  Financial Statements in our annual report, to be delivered to shareholders in connection with the April 21, 2020 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K).

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

We and our bank operate a total of 87 facilities in Michigan and two leased facilities in Ohio.  We own 64 and lease 23 of the facilities in Michigan.

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

The following sets forth certain information with respect to our executive officers at February 21, 2020.

Name (Age)	Position	First elected as an executive officer
William B. Kessel (55)	President, Chief Executive Officer and Director	2004

Stephen A. Erickson (50)	Executive Vice President and Chief Financial Officer(1)	2020

Stefanie M. Kimball (60)	Executive Vice President and Chief Risk Officer	2007

Dennis J. Mack (58)	Executive Vice President and Chief Lending Officer	2012

Larry R. Daniel (56)	Executive Vice President, Operations and Digital Banking (2)	2017

Patrick J. Ervin (54)	Executive Vice President, Mortgage Banking (3)	2017

James J. Twarozynski (54)	Senior Vice President, Controller	2002

(1)
Mr. Erickson joined Independent Bank in September 2019, as Executive Vice President and Treasurer. He was promoted to Executive Vice President and Chief Financial Officer effective February 1, 2020. Prior to joining Independent Bank, Mr. Erickson served as the Chief Financial Officer of Midland States Bancorp, Inc. (“Midland”), a nearly $6.0 billion bank holding company, located in Effingham, Illinois.  Prior to becoming the Chief Financial Officer, Mr. Erickson served as Midland’s Director of Mergers and Acquisitions from 2015 to 2018, and as President of Midland’s Merchant Services division from 2012 to 2015.

(2)
Mr. Daniel joined Independent Bank over 19 years ago as a commercial lender. Prior to being named Executive Vice President – Operations and Digital Banking in November 2017, he served as Senior Vice President of Retail and Mortgage Lending at Independent Bank, a position he held since 2012.

(3)
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

The information set forth under the caption “Quarterly Summary” in our annual report, to be delivered to shareholders in connection with the April 21, 2020 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

We maintain a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the “Plan”) pursuant to which non-employee directors can elect to receive shares of our common stock in lieu of fees otherwise payable to the director for his or her service as a director.  A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board.  Pursuant to this Plan, during the fourth quarter of 2019, we issued 737 shares of common stock to non-employee directors on a current basis and 2,863 shares of common stock to the trust for distribution to directors on a deferred basis.  These shares were issued on October 1, 2019 and October 24, 2019 representing aggregate fees of $0.08 million. The shares on a current basis were issued at a price of $21.32 per share and the shares on a deferred basis were issued at a price of $19.38 per share, representing 90% of the fair value of the shares on the credit date.    The price per share was the consolidated closing bid price per share of our common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules.  We issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table shows certain information relating to purchases of common stock for the three-months ended December 31, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
October 2019	-	-	-	274,298
November 2019	-	-	-	274,298
December 2019	263	22.46	-	-
Total	263	$22.46	-	-

(1)
Represents shares withheld from the shares that would otherwise have been issued to certain officers in order to satisfy tax withholding obligations and the stock option exercise price resulting from the exercise of stock options.

The share repurchase plan we had in place for 2019 expired on December 31, 2019. On December 17, 2019, we announced the adoption by our Board of Directors of a 2020 share repurchase plan that authorizes the repurchase during 2020 of up to 1,120,000 shares of our outstanding common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth under the caption “Selected Consolidated Financial Data” in our annual report, to be delivered to shareholders in connection with the April 21, 2020 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report, to be delivered to shareholders in connection with the April 21, 2020 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Asset/liability management” in our annual report, to be delivered to shareholders in connection with the April 21, 2020 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and the independent auditor’s report are set forth in our annual report, to be delivered to shareholders in connection with the April 21, 2020 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and are incorporated herein by reference.

Management’s Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition at December 31, 2019 and 2018

Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

The supplementary data required by this item set forth under the caption “Quarterly Financial Data (Unaudited)” in our annual report, to be delivered to shareholders in connection with the April 21, 2020 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

The portions of our annual report, to be delivered to shareholders in connection with the April 21, 2020 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), which are not specifically incorporated by reference as part of this Form 10-K are not deemed to be a part of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

1.
Evaluation of Disclosure Controls and Procedures.  With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the year ended December 31, 2019 (the “Evaluation Date”), have concluded that, as of such date, our disclosure controls and procedures were effective.

2.
Internal Control Over Financial Reporting.  “Management’s Annual Report on Internal Control Over Financial Reporting” and our independent registered public accounting firm’s audit of internal control over financial reporting as of December 31, 2019 included within the “Report of Independent Registered Public Accounting Firm,” each as set forth in our annual report, to be delivered to shareholders in connection with the April 21, 2020 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K) are incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS - The information with respect to our directors set forth under the caption “Proposal I Submitted for Your Vote -- Election of Directors” in our definitive proxy statement, to be delivered to shareholders in connection with the April 21, 2020 Annual Meeting of Shareholders, is incorporated herein by reference.

BENEFICIAL OWNERSHIP REPORTING – The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement, to be delivered to shareholders in connection with the April 21, 2020 Annual Meeting of Shareholders, is incorporated herein by reference.

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

CORPORATE GOVERNANCE – Information relating to our audit committee, set forth under the caption “Board Committees and Functions” in our definitive proxy statement, to be delivered to shareholders in connection with the April 21, 2020 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive proxy statement, to be delivered to shareholders in connection with the April 21, 2020 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions “Voting Securities and Record Date”, “Proposal I Submitted for Your Vote -- Election of Directors” and “Securities Ownership of Management” in our definitive proxy statement, to be delivered to shareholders in connection with the April 21, 2020 Annual Meeting of Shareholders, is incorporated herein by reference.

We maintain certain equity compensation plans under which our common stock is authorized for issuance to employees and directors, including our Deferred Compensation and Stock Purchase Plan for Non-employee Directors and our Long-Term Incentive Plan.

The following sets forth certain information regarding our equity compensation plans as of December 31, 2019.
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	138,506	$4.62	452,996
Equity compensation plan not approved by security holders	None	N/A	177,519

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (continued)

The equity compensation plan not approved by security holders referenced above is our Deferred Compensation and Stock Purchase Plan for Non-employee Directors.  This plan allows our non-employee directors to defer payment of all or a part of their director fees and to receive shares of common stock in lieu of cash for these fees. Under the plan, each non-employee director may elect to participate in a Current Stock Purchase Account, a Deferred Cash Investment Account, or a Deferred Stock Account.  A Current Stock Purchase Account is credited with shares of our common stock having a fair market value equal to the fees otherwise payable. A Deferred Cash Investment Account is credited with an amount equal to the fees deferred and on each quarterly credit date with an appreciation factor that may not exceed the prime rate of interest charged by our bank. A Deferred Stock Account is credited with the amount of fees deferred and converted into stock units based on 90% of the fair market value of our common stock at the time of the deferral. Amounts in the Deferred Stock Account are credited with cash dividends and other distributions on our common stock. Fees credited to a Deferred Cash Investment Account or a Deferred Stock Account are deferred for income tax purposes. This plan does not provide for distributions of amounts deferred prior to a participant’s termination as a non-employee director. Participants may generally elect either a lump sum or installment distribution.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Transactions Involving Management” and “Determination of Independence of Board Members” in our definitive proxy statement, to be delivered to shareholders in connection with the April 21, 2020 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Disclosure of Fees Paid to our Independent Auditors” in our definitive proxy statement, to be delivered to shareholders in connection with the April 21, 2020 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements
All of our financial statements are incorporated herein by reference as set forth in the annual report to be delivered to shareholders in connection with the April 21, 2020 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K.)

2.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K)
The Exhibit Index is located on the final three pages of this report on Form 10-K.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 6, 2020.

INDEPENDENT BANK CORPORATION

s/Stephen A. Erickson	Stephen A. Erickson, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  Each director whose signature appears below hereby appoints William B. Kessel and Stephen A. Erickson and each of them severally, as his or her attorney-in-fact, to sign in his or her name and on his or her behalf, as a director, and to file with the Securities and Exchange Commission any and all amendments to this Annual Report on Form 10-K.

William B. Kessel, President, Chief Executive Officer, and Director (Principal Executive Officer)	s/William B. Kessel	March 6, 2020
Stephen A. Erickson, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	s/Stephen A. Erickson	March 6, 2020
James J. Twarozynski, Senior Vice President and Controller (Principal Accounting Officer)	s/James J. Twarozynski	March 6, 2020

Michael M. Magee, Jr.
Chairman and Director	s/Michael M. Magee Jr.	March 6, 2020

Terance L. Beia, Director	s/Terance L. Beia	March 6, 2020

William J. Boer, Director	s/William J. Boer	March 5, 2020

Joan A. Budden, Director

Michael J. Cok, Director	s/Michael J. Cok	March 6, 2020

Stephen L. Gulis, Jr., Director	s/Stephen L. Gulis, Jr.	March 6, 2020

Christina L. Keller, Director	s/Christina L. Keller	March 4, 2020

William B. Kessel, Director	s/William B. Kessel	March 6, 2020

Ronia F. Kruse, Director	s/Ronia F. Kruse	March 3, 2020

Matthew J. Missad, Director	s/Matthew J. Missad	March 4, 2020

EXHIBIT INDEX

Exhibit number and description

EXHIBITS FILED HEREWITH

4	Description of Registrant’s Common Stock
13
Annual report, relating to the April 21, 2020 Annual Meeting of Shareholders.  This annual report will be delivered to our shareholders in compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended.

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
10.4*
Amended and Restated Deferred Compensation and Stock Purchase Plan for Nonemployee Directors, as amended through March 19, 2019 (incorporated herein by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed May 3, 2019).

10.5*	Form of Restricted Stock Unit Grant Agreement as executed with certain executive officers (incorporated herein by reference to Exhibit 10.2 to our quarterly report on Form 10-Q filed May 9, 2011).
10.6*	Form of TSR Performance Share Award Agreement as executed with certain executive officers (incorporated herein by reference to Exhibit 10.12 to our annual report on Form 10-K filed March 7, 2014).
10.7*	Summary of Independent Bank Corporation Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.10 to our annual report on Form 10-K filed March 6, 2015).

* Represents a compensation plan.