Form 10-Q
period 2020-03-31
INDEPENDENT BANK CORP /MI/
filed 2020-05-05
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2020

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
YES ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, no par value, 21,892,836 as of May 4, 2020.

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

Index
FORWARD-LOOKING STATEMENTS

Statements in this report that are not statements of historical fact, including statements that include terms such as ‘‘will,’’ ‘‘may,’’ ‘‘should,’’ ‘‘believe,’’ ‘‘expect,’’ ‘‘forecast,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘project,’’ ‘‘intend,’’ ‘‘likely,’’ ‘‘optimistic’’ and ‘‘plan’’ and statements about future or projected financial and operating results, plans, projections, objectives, expectations, and intentions, are forward-looking statements. Forward-looking statements include, but are not limited to, descriptions of plans and objectives for future operations, products or services; projections of our future revenue, earnings or other measures of economic performance; forecasts of credit losses and other asset quality trends; statements about our business and growth strategies; and expectations about economic and market conditions and trends. These forward-looking statements express our current expectations, forecasts of future events, or long-term goals. They are based on assumptions, estimates, and forecasts that, although believed to be reasonable, may turn out to be incorrect. Actual results could differ materially from those discussed in the forward-looking statements for a variety of reasons, including:

•	economic, market, operational, liquidity, credit, and interest rate risks associated with our business including the impact of the ongoing COVID-19 pandemic on each of these items;
•
economic conditions generally and in the financial services industry, particularly economic conditions within Michigan and the regional and local real estate markets in which our bank operates including the economic impact of the ongoing COVID-19 pandemic in each of these areas;

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

This list provides examples of factors that could affect the results described by forward-looking statements contained in this report, but the list is not intended to be all-inclusive.  The risk factors disclosed in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by any new or modified risk factors disclosed in Part II – Item 1A of any subsequently filed Quarterly Report on Form 10-Q, include the known risks our management believes could materially affect the results described by forward-looking statements in this report. However, those risks may not be the only risks we face. Our results of operations, cash flows, financial position, and prospects could also be materially and adversely affected by additional factors that are not presently known to us that we currently consider to be immaterial, or that develop after the date of this report. We cannot assure you that our future results will meet expectations. While we believe the forward-looking statements in this report are reasonable, you should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. We do not undertake, and expressly disclaim, any obligation to update or alter any statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Index
Part I - Item 1.	INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	March 31, 2020	December 31, 2019
	(unaudited)
	(In thousands, except share amounts)
Assets
Cash and due from banks	$48,753	$53,295
Interest bearing deposits	21,538	12,009
Cash and Cash Equivalents	70,291	65,304
Interest bearing deposits - time	-	350
Securities available for sale	594,284	518,400
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	18,359	18,359
Loans held for sale, carried at fair value	64,549	69,800
Loans
Commercial	1,181,599	1,166,695
Mortgage	1,069,967	1,098,911
Installment	466,549	459,417
Total Loans	2,718,115	2,725,023
Allowance for loan losses	(32,495)	(26,148)
Net Loans	2,685,620	2,698,875
Other real estate and repossessed assets, net	1,494	1,865
Property and equipment, net	37,776	38,411
Bank-owned life insurance	55,035	55,710
Deferred tax assets, net	4,280	2,072
Capitalized mortgage loan servicing rights, carried at fair value	14,829	19,171
Other intangibles	5,071	5,326
Goodwill	28,300	28,300
Accrued income and other assets	52,499	42,751
Total Assets	$3,632,387	$3,564,694

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$874,935	$852,076
Savings and interest-bearing checking	1,229,999	1,186,745
Reciprocal	464,574	431,027
Time	359,050	376,877
Brokered time	155,006	190,002
Total Deposits	3,083,564	3,036,727
Other borrowings	101,954	88,646
Subordinated debentures	39,473	39,456
Accrued expenses and other liabilities	71,778	49,696
Total Liabilities	3,296,769	3,214,525
Commitments and contingent liabilities
Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 21,892,001 shares at March 31, 2020 and 22,481,643 shares at December 31, 2019	338,528	352,344
Retained earnings	1,944	1,611
Accumulated other comprehensive loss	(4,854)	(3,786)
Total Shareholders’ Equity	335,618	350,169
Total Liabilities and Shareholders’ Equity	$3,632,387	$3,564,694

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2020	2019
	(unaudited)
	(In thousands, except per share amounts)
Interest Income
Interest and fees on loans	$31,764	$32,681
Interest on securities
Taxable	3,059	3,006
Tax-exempt	390	374
Other investments	366	575
Total Interest Income	35,579	36,636
Interest Expense
Deposits	4,700	5,681
Other borrowings and subordinated debentures	688	712
Total Interest Expense	5,388	6,393
Net Interest Income	30,191	30,243
Provision for loan losses	6,721	664
Net Interest Income After Provision for Loan Losses	23,470	29,579
Non-interest Income
Service charges on deposit accounts	2,591	2,640
Interchange income	2,457	2,355
Net gains on assets
Mortgage loans	8,840	3,611
Securities	253	304
Mortgage loan servicing, net	(5,300)	(1,215)
Other	2,163	2,264
Total Non-interest Income	11,004	9,959
Non-interest Expense
Compensation and employee benefits	16,509	16,351
Occupancy, net	2,460	2,505
Data processing	2,355	2,144
Furniture, fixtures and equipment	1,036	1,029
Communications	803	769
Interchange expense	859	688
Loan and collection	805	634
Advertising	683	672
Legal and professional	393	369
FDIC deposit insurance	370	368
Other	2,446	2,461
Total Non-interest Expense	28,719	27,990
Income Before Income Tax	5,755	11,548
Income tax expense	945	2,167
Net Income	$4,810	$9,381
Net Income Per Common Share
Basic	$0.22	$0.40
Diluted	$0.21	$0.39

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three months ended March 31,
	2020	2019
	(unaudited - In thousands)
Net income	$4,810	$9,381
Other comprehensive income (loss)
Securities available for sale
Unrealized gains (losses) arising during period	(598)	5,364
Change in unrealized losses for which a portion of other than temporary impairment has been recognized in earnings	(169)	(2)
Reclassification adjustments for gains included in earnings	(253)	(137)
Unrealized gains (losses) recognized in other comprehensive income (loss) on securities available for sale	(1,020)	5,225
Income tax expense (benefit)	(214)	1,097
Unrealized gains (losses) recognized in other comprehensive income (loss) on securities available for sale, net of tax	(806)	4,128
Derivative instruments
Unrealized gain (loss) arising during period	(406)	(912)
Reclassification adjustment for income recognized in earnings	75	(149)

Unrealized gains (losses) recognized in other comprehensive income (loss) on derivative instruments	(331)	(1,061)
Income tax expense (benefit)	(69)	(224)
Unrealized gains (losses) recognized in other comprehensive income (loss) on derivative instruments, net of tax	(262)	(837)
Other comprehensive income (loss)	(1,068)	3,291
Comprehensive income	$3,742	$12,672

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2020	2019
	(unaudited - In thousands)
Net Income	$4,810	$9,381
Adjustments to Reconcile Net Income to Net Cash From Operating Activities
Proceeds from the sale of equity securities at fair value	-	560
Proceeds from sales of loans held for sale	241,856	87,496
Disbursements for loans held for sale	(227,765)	(82,230)
Provision for loan losses	6,721	664
Deferred income tax expense (benefit)	(1,925)	2,039
Deferred loan fees and costs	(358)	(111)
Net depreciation, amortization of intangible assets and premiums and accretion of discounts on securities, loans and interest bearing deposits - time	1,795	1,479
Net gains on mortgage loans	(8,840)	(3,611)
Net gains on securities	(253)	(304)
Share based compensation	547	420
(Increase) decrease in accrued income and other assets	5,095	(8,107)
Increase in accrued expenses and other liabilities	599	2,455
Total Adjustments	17,472	750
Net Cash From Operating Activities	22,282	10,131
Cash Flow Used in Investing Activities
Proceeds from the sale of securities available for sale	21,743	42,236
Proceeds from maturities, prepayments and calls of securities available for sale	42,744	32,533
Purchases of securities available for sale	(103,901)	(71,693)
Proceeds from the maturity of interest bearing deposits - time	350	100
Net increase in portfolio loans (loans originated, net of principal payments)	(22,432)	(65,653)
Proceeds from the sale of portfolio loans	2,395	40,630
Proceeds from bank-owned life insurance	945	-
Proceeds from the sale of other real estate and repossessed assets	328	167
Capital expenditures	(760)	(511)
Net Cash Used in Investing Activities	(58,588)	(22,191)
Cash Flow From Financing Activities
Net increase in total deposits	46,837	20,797
Net increase in other borrowings	6,296	2
Proceeds from Federal Home Loan Bank Advances	160,000	-
Payments of Federal Home Loan Bank Advances	(153,000)	-
Dividends paid	(4,477)	(4,246)
Proceeds from issuance of common stock	11	282
Repurchase of common stock	(13,784)	(2,530)
Share based compensation withholding obligation	(590)	(866)
Net Cash From Financing Activities	41,293	13,439
Net Increase in Cash and Cash Equivalents	4,987	1,379
Cash and Cash Equivalents at Beginning of Period	65,304	70,244
Cash and Cash Equivalents at End of Period	$70,291	$71,623
Cash paid during the period for
Interest	$5,489	$6,253
Income taxes	-	-
Operating leases	476	563
Transfers to other real estate and repossessed assets	66	325
Purchase of securities available for sale not yet settled	10,497	1,500
Securitization of portfolio loans	26,325	29,790
Right of use assets obtained in exchange for lease obligations	116	7,703

See notes to interim condensed consolidated financial statements (unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders' Equity

	Common Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(Dollars in thousands, except per share amounts)
Balances at January 1, 2020	$352,344	$1,611	$(3,786)	$350,169
Net income, three months ended March 31, 2020	-	4,810	-	4,810
Cash dividends declared, $.20 per share	-	(4,477)	-	(4,477)
Repurchase of 678,929 shares of common stock	(13,784)	-	-	(13,784)
Issuance of 11,567 shares of common stock	11	-	-	11
Share based compensation (issuance of 105,894 shares of common stock)	547	-	-	547
Share based compensation withholding obligation (withholding of 28,174 shares of common stock)	(590)	-	-	(590)
Other comprehensive income	-	-	(1,068)	(1,068)
Balances at March 31, 2020	$338,528	$1,944	$(4,854)	$335,618

Balances at January 1, 2019	$377,372	$(28,270)	$(10,108)	$338,994
Net income, three months ended March 31, 2019	-	9,381	-	9,381
Cash dividends declared, $.18 per share	-	(4,246)	-	(4,246)
Repurchase of 115,787 shares of common stock	(2,530)	-	-	(2,530)
Issuance of 68,399 shares of common stock	282	-	-	282
Share based compensation (issuance of 84,128 shares of common stock)	420	-	-	420
Share based compensation withholding obligation (withholding of 56,286 shares of common stock)	(866)	-	-	(866)
Other comprehensive income	-	-	3,291	3,291
Balances at March 31, 2019	$374,678	$(23,135)	$(6,817)	$344,726

See notes to interim condensed consolidated financial statements (unaudited)

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Preparation of Financial Statements

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2019 included in our Annual Report on Form 10-K.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of March 31, 2020 and December 31, 2019, and the results of operations for the three month periods ended March 31, 2020 and 2019.  The results of operations for the three month period ended March 31, 2020, are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.  Our critical accounting policies include the determination of the allowance for loan losses and the valuation of capitalized mortgage loan servicing rights.  Refer to our 2019 Annual Report on Form 10-K for a disclosure of our accounting policies.

2.	New Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, ‘‘Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments’’. This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.

This ASU:

•
Replaces the existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost, which will reflect our estimate of credit losses over the full remaining expected life of the financial assets and will consider expected future changes in macroeconomic conditions.

•
Eliminates existing guidance for purchase credit impaired (‘‘PCI’’) loans, and requires recognition of the nonaccretable difference as an increase to the allowance for expected credit losses on financial assets purchased with more than insignificant credit deterioration since origination, which will be offset by an increase in the recorded investment of the related loans.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We began evaluating this ASU in 2016 and established a company-wide, cross-discipline governance structure, which provides implementation oversight. We continued to test and refine our current expected credit loss models that satisfied the requirements of this ASU. Oversight and testing, as well as efforts to meet expanded disclosure requirements, extended through the end of 2019.  We currently estimate losses over approximately a two year forecast period using the Federal Open Market Committee median economic projections as well as considering other economic forecast sources, and then revert to longer term historical loss experience to estimate losses over more extended periods.  We were originally required to adopt this ASU on January 1, 2020 but section 4014 of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act allows for temporary relief from applying this ASU.  Under the CARES Act we may delay the adoption of this ASU until the earlier of the termination of the national emergency that President Trump declared on March 13, 2020, or December 31, 2020.  As such, we have chosen to delay the adoption of this ASU and continue to utilize the existing incurred loss impairment methodology to calculate our allowance for loan losses and our provision for loan losses as required under Accounting Standards Codification 310 (Receivables). When we adopt this ASU as required under the CARES act we will do so retrospectively to January 1, 2020.

We expect to recognize a one-time cumulative effect adjustment at January 1, 2020 increasing the allowance for loan losses.  We are estimating an increase to the allowance for loan losses at that time to be in the range of $8.0 million to $10.0 million primarily driven by the longer contractual maturities of our mortgage and consumer installment loan segments. In addition, we currently expect this ASU to increase the allowance for losses related to unfunded loan commitments between $1.0 million and $2.0 million. The ultimate impact of adopting this ASU, and at each subsequent reporting period, is highly dependent on credit quality, economic forecasts and conditions, composition of our loan portfolios and securities available for sale, along with other management judgements. The transition adjustment to record the allowance for credit losses may fall outside of our estimated increase based on the finalization of assumptions including qualitative adjustments and the economic forecast used in calculating the allowance for credit losses upon the adoption of CECL.

We do not expect a material allowance for credit losses to be recorded on securities available for sale upon adoption of this ASU.

In August 2018, the FASB issued ASU 2018-13, ‘‘Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement’’. This new ASU amends disclosure requirements in Topic 820 to eliminate, add and modify certain disclosure requirements for fair value measurements as part of its disclosure framework project. The amended guidance eliminates the requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the entity’s policy for the timing of transfers between levels of the fair value hierarchy and the entity’s valuation processes for Level 3 fair value measurements. The amended guidance adds the requirements to disclose the changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements of instruments held at the end of the reporting period and for recurring and nonrecurring Level 3 fair value measurements, the range and weighted average used to develop significant unobservable inputs and how the weighted average was calculated, with certain exceptions. This amended guidance was effective for us on January 1, 2020, and did not have a material impact on our consolidated operating results or financial condition.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In March 2020, the FASB issued ASU 2020-04, ‘‘Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting’’. This new ASU provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. Entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. Entities that make such elections would not have to remeasure contracts at the modification date or reassess a previous accounting determination.  Entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met.  This amended guidance and our ability to elect its temporary optional expedients and exceptions are effective for us as of March 12, 2020 through December 31, 2022.

3.	Securities

Securities available for sale consist of the following:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
March 31, 2020
U.S. agency	$12,648	$207	$27	$12,828
U.S. agency residential mortgage-backed	216,436	5,746	353	221,829
U.S. agency commercial mortgage-backed	9,665	252	1	9,916
Private label mortgage-backed	38,188	341	1,458	37,071
Other asset backed	105,971	79	2,169	103,881
Obligations of states and political subdivisions	162,805	2,477	1,341	163,941
Corporate	42,392	932	513	42,811
Trust preferred	1,968	-	477	1,491
Foreign government	499	17	-	516
Total	$590,572	$10,051	$6,339	$594,284

December 31, 2019
U.S. agency	$14,591	$89	$19	$14,661
U.S. agency residential mortgage-backed	226,130	1,910	278	227,762
U.S. agency commercial mortgage-backed	10,671	113	28	10,756
Private label mortgage-backed	39,248	544	99	39,693
Other asset backed	94,158	103	375	93,886
Obligations of states and political subdivisions	94,499	1,724	121	96,102
Corporate	31,904	1,296	5	33,195
Trust preferred	1,968	-	125	1,843
Foreign government	499	3	-	502
Total	$513,668	$5,782	$1,050	$518,400

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our investments’ gross unrealized losses and fair values aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

March 31, 2020
U.S. agency	$1,042	$1	$2,473	$26	$3,515	$27
U.S. agency residential mortgage-backed	37,673	289	5,166	64	42,839	353
U.S. agency commercial mortgage-backed	-	-	372	1	372	1
Private label mortgage-backed	22,232	1,388	358	70	22,590	1,458
Other asset backed	67,012	1,442	18,910	727	85,922	2,169
Obligations of states and political subdivisions	50,643	1,321	2,213	20	52,856	1,341
Corporate	14,556	513	-	-	14,556	513
Trust preferred	-	-	1,491	477	1,491	477
Total	$193,158	$4,954	$30,983	$1,385	$224,141	$6,339

December 31, 2019
U.S. agency	$2,782	$8	$2,712	$11	$5,494	$19
U.S. agency residential mortgage-backed	56,377	126	13,551	152	69,928	278
U.S. agency commercial mortgage-backed	3,284	24	659	4	3,943	28
Private label mortgage-backed	16,387	55	343	44	16,730	99
Other asset backed	34,027	233	13,839	142	47,866	375
Obligations of states and political subdivisions	15,666	84	5,396	37	21,062	121
Corporate	2,125	5	-	-	2,125	5
Trust preferred	-	-	1,843	125	1,843	125
Total	$130,648	$535	$38,343	$515	$168,991	$1,050

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

U.S. agency, U.S. agency residential mortgage-backed securities and U.S. agency commercial mortgage backed securities — at March 31, 2020, we had 24 U.S. agency, 52 U.S. agency residential mortgage-backed and six U.S. agency commercial mortgage-backed securities whose fair value is less than amortized cost. The  unrealized losses are largely attributed to widening spreads to Treasury bonds since acquisition.

Private label mortgage backed, other asset backed and corporate securities — at March 31, 2020, we had 35 private label mortgage backed, 122 other asset backed and 18 corporate securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening since acquisition.

Two private label mortgage-backed securities (discussed further below) were reviewed for other than temporary impairment (‘‘OTTI’’) utilizing a cash flow projection. The cash flow analysis forecasts cash flow from the underlying loans in each transaction and then applies these cash flows to the bonds in the securitization.

Obligations of states and political subdivisions — at March 31, 2020, we had 36 municipal securities whose fair value is less than amortized cost. The unrealized losses are primarily due to wider benchmark pricing spreads since acquisition.

Trust preferred securities — at March 31, 2020, we had two trust preferred securities whose fair value is less than amortized cost. Both of our trust preferred securities are single issue securities issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities has suffered from credit spread widening. One of the securities is rated by a major rating agency as investment grade while the other one is non-rated. The non-rated issue is a relatively small bank and was never rated. The issuer of this non-rated trust preferred security, which had a total amortized cost of $1.0 million and total fair value of $0.65 million as of March 31, 2020, continues to have satisfactory credit metrics and make interest payments.

As management does not intend to liquidate any of the securities discussed above and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses, no declines discussed above (other than certain declines related to the two private label mortgage-backed securities currently being reviewed for OTTI) are deemed to be other than temporary.

We recorded no credit related OTTI charges in our Condensed Consolidated Statements of Operations related to securities available for sale during the three month periods ended March 31, 2020 and 2019, respectively.

At March 31, 2020, two private label mortgage-backed securities had credit related OTTI and are summarized as follows:

	Senior Security	Super Senior Security	Total
	(In thousands)

Fair value	$469	$513	$982
Amortized cost	490	410	900
Non-credit unrealized loss	21	-	21
Unrealized gain	-	103	103
Cumulative credit related OTTI	757	457	1,214

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Both of these securities are receiving principal and interest payments similar to principal reductions in the underlying collateral and have unrealized gains at March 31, 2020. The original amortized cost (current amortized cost excluding cumulative credit related OTTI) for each of these securities has been permanently adjusted downward for previously recorded credit related OTTI. The unrealized loss (based on original amortized cost) for one of these securities is now less than previously recorded credit related OTTI amounts.

A roll forward of credit losses recognized in earnings on securities available for sale follows:

	Three months ended March 31,
	2020	2019
	(In thousands)
Balance at beginning of period	$1,214	$1,594
Additions to credit losses on securities for which no previous OTTI was recognized	-	-
Increases to credit losses on securities for which OTTI was previously recognized	-	-
Balance at end of period	$1,214	$1,594

The amortized cost and fair value of securities available for sale at March 31, 2020, by contractual maturity, follow:

	Amortized Cost	Fair Value
	(In thousands)
Maturing within one year	$13,075	$13,132
Maturing after one year but within five years	61,789	62,393
Maturing after five years but within ten years	47,654	48,967
Maturing after ten years	97,794	97,095
	220,312	221,587
U.S. agency residential mortgage-backed	216,436	221,829
U.S. agency commercial mortgage-backed	9,665	9,916
Private label mortgage-backed	38,188	37,071
Other asset backed	105,971	103,881
Total	$590,572	$594,284

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

		Realized
	Proceeds	Gains	Losses
	(In thousands)
2020	$21,743	$253	$-
2019	42,236	169	32

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Certain preferred stocks which were all sold during the first quarter of 2019 had been classified as equity securities at fair value in our Condensed Consolidated Statement of Financial Condition.  During the three months ended March 31, 2019 we recognized gains on these preferred stocks of $0.167 million that are included in net gains (losses) on securities in the Condensed Consolidated Statements of Operations.

4.	Loans

Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent and historical loss experience, current economic conditions and other pertinent factors.

An analysis of the allowance for loan losses by portfolio segment for the three months ended March 31, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2020
Balance at beginning of period	$7,922	$8,216	$1,283	$8,727	$26,148
Additions (deductions)
Provision for loan losses	2,218	(508)	129	4,882	6,721
Recoveries credited to the allowance	108	117	174	-	399
Loans charged against the allowance	(36)	(409)	(328)	-	(773)
Balance at end of period	$10,212	$7,416	$1,258	$13,609	$32,495

2019
Balance at beginning of period	$7,090	$7,978	$895	$8,925	$24,888
Additions (deductions)
Provision for loan losses	420	573	523	(852)	664
Recoveries credited to the allowance	127	224	217	-	568
Loans charged against the allowance	(119)	(363)	(384)	-	(866)
Balance at end of period	$7,518	$8,412	$1,251	$8,073	$25,254

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Allowance for loan losses and recorded investment in loans by portfolio segment follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
March 31, 2020
Allowance for loan losses:
Individually evaluated for impairment	$3,467	$4,391	$280	$-	$8,138
Collectively evaluated for impairment	6,745	3,025	978	13,609	24,357
Loans acquired with deteriorated credit quality	-	-	-	-	-
Total ending allowance for loan losses balance	$10,212	$7,416	$1,258	$13,609	$32,495

Loans
Individually evaluated for impairment	$18,048	$42,440	$2,813		$63,301
Collectively evaluated for impairment	1,164,903	1,030,996	464,633		2,660,532
Loans acquired with deteriorated credit quality	1,340	567	311		2,218
Total loans recorded investment	1,184,291	1,074,003	467,757		2,726,051
Accrued interest included in recorded investment	2,692	4,036	1,208		7,936
Total loans	$1,181,599	$1,069,967	$466,549		$2,718,115

December 31, 2019
Allowance for loan losses:
Individually evaluated for impairment	$1,031	$4,863	$261	$-	$6,155
Collectively evaluated for impairment	6,891	3,353	1,022	8,727	19,993
Loans acquired with deteriorated credit quality	-	-	-	-	-
Total ending allowance for loan losses balance	$7,922	$8,216	$1,283	$8,727	$26,148

Loans
Individually evaluated for impairment	$9,393	$43,574	$2,925		$55,892
Collectively evaluated for impairment	1,158,906	1,058,917	457,370		2,675,193
Loans acquired with deteriorated credit quality	1,394	575	316		2,285
Total loans recorded investment	1,169,693	1,103,066	460,611		2,733,370
Accrued interest included in recorded investment	2,998	4,155	1,194		8,347
Total loans	$1,166,695	$1,098,911	$459,417		$2,725,023

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow(1):

	90+ and Still Accruing	Non- Accrual	Total Non- Performing Loans
	(In thousands)
March 31, 2020
Commercial
Commercial and industrial (2)	$-	$1,285	$1,285
Commercial real estate	-	7,756	7,756
Mortgage
1-4 family owner occupied - jumbo	-	2,356	2,356
1-4 family owner occupied - non-jumbo (3)	-	1,804	1,804
1-4 family non-owner occupied	-	1,122	1,122
1-4 family - 2nd lien	-	1,326	1,326
Resort lending	-	438	438
Installment
Boat lending	-	150	150
Recreational vehicle lending	-	84	84
Other	-	457	457
Total recorded investment	$-	$16,778	$16,778
Accrued interest included in recorded investment	$-	$-	$-

December 31, 2019
Commercial
Commercial and industrial (2)	$-	$565	$565
Commercial real estate	-	735	735
Mortgage
1-4 family owner occupied - jumbo	-	1,179	1,179
1-4 family owner occupied - non-jumbo (3)	-	3,540	3,540
1-4 family non-owner occupied	-	1,039	1,039
1-4 family - 2nd lien	-	979	979
Resort lending	-	690	690
Installment
Boat lending	-	332	332
Recreational vehicle lending	-	3	3
Other	-	470	470
Total recorded investment	$-	$9,532	$9,532
Accrued interest included in recorded investment	$-	$-	$-

(1)	Non-performing loans exclude purchase credit impaired loans.
(2)	Non-performing commercial and industrial loans exclude $0.053 million and $0.077 million of government guaranteed loans at March 31, 2020 and December 31, 2019, respectively.
(3)	Non-performing 1-4 family owner occupied – non jumbo loans exclude $0.623 million and $0.569 million of government guaranteed loans at March 31, 2020 and December 31, 2019, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An aging analysis of loans by class follows:

	Loans Past Due				Loans not	Total
	30-59 days	60-89 days	90+ days	Total	Past Due	Loans
	(In thousands)
March 31, 2020
Commercial
Commercial and industrial	$339	$-	$70	$409	$581,613	$582,022
Commercial real estate	175	-	-	175	602,094	602,269
Mortgage
1-4 family owner occupied - jumbo	911	947	1,436	3,294	434,866	438,160
1-4 family owner occupied - non-jumbo	2,296	628	584	3,508	284,956	288,464
1-4 family non-owner occupied	1,039	348	690	2,077	164,961	167,038
1-4 family - 2nd lien	980	455	862	2,297	111,877	114,174
Resort lending	226	-	402	628	65,539	66,167
Installment
Boat lending	548	75	75	698	205,019	205,717
Recreational vehicle lending	242	42	54	338	158,336	158,674
Other	385	184	216	785	102,581	103,366
Total	$7,141	$2,679	$4,389	$14,209	$2,711,842	$2,726,051
Accrued interest included in recorded investment	$71	$41	$-	$112	$7,824	$7,936

December 31, 2019
Commercial
Commercial and industrial	$-	$289	$102	$391	$564,480	$564,871
Commercial real estate	177	-	735	912	603,910	604,822
Mortgage
1-4 family owner occupied - jumbo	1,757	1,037	-	2,794	398,759	401,553
1-4 family owner occupied - non-jumbo	2,672	852	1,387	4,911	342,349	347,260
1-4 family non-owner occupied	695	136	623	1,454	168,083	169,537
1-4 family - 2nd lien	909	90	386	1,385	115,157	116,542
Resort lending	364	53	565	982	67,192	68,174
Installment
Boat lending	337	107	88	532	202,750	203,282
Recreational vehicle lending	161	97	3	261	153,184	153,445
Other	377	275	202	854	103,030	103,884
Total recorded investment	$7,449	$2,936	$4,091	$14,476	$2,718,894	$2,733,370
Accrued interest included in recorded investment	$74	$34	$-	$108	$8,239	$8,347

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans are as follows:

	March 31, 2020	December 31, 2019
Impaired loans with no allocated allowance for loan losses	(In thousands)
Troubled debt restructurings ("TDR")	$232	$337
Non - TDR	1,318	1,550
Impaired loans with an allocated allowance for loan losses
TDR - allowance based on collateral	9,535	1,587
TDR - allowance based on present value cash flow	40,769	48,798
Non - TDR - allowance based on collateral	11,205	3,365
Total impaired loans	$63,059	$55,637

Amount of allowance for loan losses allocated
TDR - allowance based on collateral	$1,247	$542
TDR - allowance based on present value cash flow	4,000	4,641
Non - TDR - allowance based on collateral	2,891	972
Total amount of allowance for loan losses allocated	$8,138	$6,155

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans by class  are as follows:

	March 31, 2020			December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance For Loan Losses	Recorded Investment	Unpaid Principal Balance	Related Allowance For Loan Losses
With no related allowance for loan losses recorded:	(In thousands)
Commercial
Commercial and industrial	$84	$84	$-	$257	$257	$-
Commercial real estate	-	-	-	796	796	-
Mortgage
1-4 family owner occupied - jumbo	154	246	-	-	-	-
1-4 family owner occupied - non-jumbo	385	410	-	212	217	-
1-4 family non-owner occupied	389	554	-	214	366	-
1-4 family - 2nd lien	384	384	-	407	438	-
Resort lending	154	379	-	-	-	-
Installment
Boat lending	-	-	-	-	-	-
Recreational vehicle lending	-	-	-	-	-	-
Other	-	-	-	1	41	-
	1,550	2,057	-	1,887	2,115	-
With an allowance for loan losses recorded:
Commercial
Commercial and industrial	$2,409	$2,496	685	1,655	1,706	453
Commercial real estate	15,555	15,479	2,782	6,685	6,661	578
Mortgage
1-4 family owner occupied - jumbo	23,413	24,861	2,351	1,447	1,445	91
1-4 family owner occupied - non-jumbo	598	652	157	10,163	10,695	1,031
1-4 family non-owner occupied	4,606	5,052	465	4,962	5,542	572
1-4 family - 2nd lien	813	832	214	14,059	15,243	1,695
Resort lending	11,544	11,786	1,204	12,110	12,263	1,474
Installment
Boat lending	75	99	27	-	-	-
Recreational vehicle lending	129	150	32	-	-	-
Other	2,609	2,907	221	2,924	3,153	261
	61,751	64,314	8,138	54,005	56,708	6,155
Total
Commercial
Commercial and industrial	2,493	2,580	685	1,912	1,963	453
Commercial real estate	15,555	15,479	2,782	7,481	7,457	578
Mortgage
1-4 family owner occupied - jumbo	23,567	25,107	2,351	1,447	1,445	91
1-4 family owner occupied - non-jumbo	983	1,062	157	10,375	10,912	1,031
1-4 family non-owner occupied	4,995	5,606	465	5,176	5,908	572
1-4 family - 2nd lien	1,197	1,216	214	14,466	15,681	1,695
Resort lending	11,698	12,165	1,204	12,110	12,263	1,474
Installment
Boat lending	75	99	27	-	-	-
Recreational vehicle lending	129	150	32	-	-	-
Other	2,609	2,907	221	2,925	3,194	261
Total	$63,301	$66,371	$8,138	$55,892	$58,823	$6,155

Accrued interest included in recorded investment	$242			$255

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Average recorded investment in and interest income earned on impaired loans by class for the three month periods ending March 31, follows:

	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance for loan losses recorded:	(In thousands)
Commercial
Commercial and industrial	$171	$1	$-	$-
Commercial real estate	398	-	-	-
Mortgage
1-4 family owner occupied - jumbo	77	1	-	-
1-4 family owner occupied - non-jumbo	299	4	179	-
1-4 family non-owner occupied	302	2	-	-
1-4 family - 2nd lien	396	-	-	-
Resort lending	77	-	-	-
Installment
Boat lending	-	-	-	-
Recreational vehicle lending	-	-	-	-
Other	1	-	1	-
	1,721	8	180	-
With an allowance for loan losses recorded:
Commercial
Commercial and industrial	2,032	38	3,278	20
Commercial real estate	11,120	223	5,035	67
Mortgage
1-4 family owner occupied - jumbo	12,430	360	1,579	27
1-4 family owner occupied - non-jumbo	5,381	4	18,579	356
1-4 family non-owner occupied	4,784	66	4,069	64
1-4 family - 2nd lien	7,436	4	8,802	3
Resort lending	11,827	141	13,148	175
Installment
Boat lending	38	-	51	-
Recreational vehicle lending	65	1	81	1
Other	2,767	41	3,316	52
	57,880	878	57,938	765
Total
Commercial
Commercial and industrial	2,203	39	3,278	20
Commercial real estate	11,518	223	5,035	67
Mortgage
1-4 family owner occupied - jumbo	12,507	361	1,579	27
1-4 family owner occupied - non-jumbo	5,680	8	18,758	356
1-4 family non-owner occupied	5,086	68	4,069	64
1-4 family - 2nd lien	7,832	4	8,802	3
Resort lending	11,904	141	13,148	175
Installment
Boat lending	38	-	51	-
Recreational vehicle lending	65	1	81	1
Other	2,768	41	3,317	52
Total	$59,601	$886	$58,118	$765

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance.

TDRs follow:
	March 31, 2020
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDRs	$8,924	$39,253		$48,177
Non-performing TDRs(2)	264	2,095	(3)	2,359
Total	$9,188	$41,348		$50,536

	December 31, 2019
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDRs	$7,974	$39,601		$47,575
Non-performing TDRs(2)	540	2,607	(3)	3,147
Total	$8,514	$42,208		$50,722

(1)	Retail loans include mortgage and installment loan segments.
(2)	Included in non-performing loans table above.
(3)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

We allocated $5.2 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDR”) at both March 31, 2020 and December 31, 2019, respectively.

During the three months ended March 31, 2020 and 2019, the terms of certain loans were modified as TDRs. The modification of the terms of such loans generally included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as TDRs during the three-month periods ended March 31 follow:

	Number of Contracts	Pre-modification Balance	Post-modification Balance
	(Dollars in thousands)
2020
Commercial
Commercial and industrial	1	$99	$99
Commercial real estate	3	1,177	1,177
Mortgage
1-4 family owner occupied - jumbo	1	281	281
1-4 family owner occupied - non-jumbo	-	-	-
1-4 family non-owner occupied	-	-	-
1-4 family - 2nd lien	-	-	-
Resort lending	-	-	-
Installment
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	2	60	61
Total	7	$1,617	$1,618

2019
Commercial
Commercial and industrial	1	$49	$49
Commercial real estate	-	-	-
Mortgage
1-4 family owner occupied - jumbo	-	-	-
1-4 family owner occupied - non-jumbo	1	281	281
1-4 family non-owner occupied	-	-	-
1-4 family - 2nd lien	-	-	-
Resort lending	-	-	-
Installment
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	2	60	61
Total	4	$390	$391

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The TDRs described above for 2020 increased the allowance for loan losses by $0.27 million and resulted in zero charge offs while the TDRs described above for 2019 increased the allowance for loan losses by $0.01 million and resulted in zero charge offs.

There were no TDRs that subsequently defaulted within twelve months following the modification during the three months periods ended March 31, 2020 and 2019.

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

Non-TDR Loan Modifications and Paycheck Protection Program (“PPP”) due to COVID-19 - On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”.  This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19.  The guidance goes on to explain that in consultation with the Financial Accounting Standards Board staff that the federal banking agencies conclude that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not TDRs.  In addition, on March 27, 2020, President Trump signed the CARES Act.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs.  We are assisting both commercial and retail (mortgage and installment) borrowers with reduced or suspended payments. Commercial loan accommodations are typically a three month interest-only period while retail loan forbearances have primarily been payment suspensions for three months. For loans subject to these forbearance agreements  each borrower is required to resume making regularly scheduled loan payments at the end of the forbearance period.  The deferred principal and interest will be repaid based upon individualized agreements.  Options for repayment include separate repayment plans, extending the term of the loan or re-amortizing the loan based upon the affordability of the payment in relationship to a reduced income.  While some borrowers may elect to make a lump sum payment, we anticipate the majority will require some type of repayment plan.  During the forbearance period, the loan will not be reported as past due in keeping with the guidance discussed previously.  Through March 31, 2020, we had entered into loan modification agreements with 366 customers under this guidance with respect to $86.9 million of portfolio loans outstanding.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The CARES Act also included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. We are participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes us to potential risks relating to noncompliance with the PPP.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes loan ratings by loan class for our commercial loan segment:

	Commercial
	Non-watch 1-6	Watch 7-8	Substandard Accrual 9	Non- Accrual 10-11	Total
			(In thousands)
March 31, 2020
Commercial and industrial	$534,064	$42,460	$4,213	$1,285	$582,022
Commercial real estate	578,466	14,161	1,886	7,756	602,269
Total	$1,112,530	$56,621	$6,099	$9,041	$1,184,291
Accrued interest included in total	$2,503	$167	$22	$-	$2,692

December 31, 2019
Commercial and industrial	$515,955	$44,384	$3,967	$565	$564,871
Commercial real estate	580,516	23,036	535	735	604,822
Total	$1,096,471	$67,420	$4,502	$1,300	$1,169,693
Accrued interest included in total	$2,763	$205	$30	$-	$2,998

For each of our mortgage and installment segment classes, we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated semi-annually.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables summarize credit scores by loan class for our mortgage and installment loan segments:

	Mortgage (1)
	1-4 Family Owner Occupied - Jumbo	1-4 Family Owner Occupied - Non-jumbo	1-4 Family Non-owner Occupied	1-4 Family 2nd Lien	Resort Lending	Total
	(In thousands)
March 31, 2020
800 and above	$50,414	$34,580	$23,209	$13,108	$10,591	$131,902
750-799	209,339	87,685	83,613	48,332	28,847	457,816
700-749	114,474	90,784	35,455	31,576	14,132	286,421
650-699	37,985	43,241	15,242	14,107	9,280	119,855
600-649	16,755	16,693	5,548	3,848	2,013	44,857
550-599	4,101	8,571	1,751	1,496	659	16,578
500-549	3,693	5,236	1,714	1,208	568	12,419
Under 500	1,399	1,674	506	499	77	4,155
Unknown	-	-	-	-	-	-
Total	$438,160	$288,464	$167,038	$114,174	$66,167	$1,074,003
Accrued interest included in total	$1,264	$1,522	$562	$448	$240	$4,036

December 31, 2019
800 and above	$48,486	$43,848	$24,315	$13,905	$11,076	$141,630
750-799	198,491	111,521	84,656	50,012	29,364	474,044
700-749	106,609	95,064	34,839	30,697	14,626	281,835
650-699	31,553	51,174	13,995	14,267	8,063	119,052
600-649	13,230	21,938	5,897	4,097	2,074	47,236
550-599	514	12,308	1,863	1,703	673	17,061
500-549	1,519	7,940	1,870	1,281	889	13,499
Under 500	641	2,208	533	511	79	3,972
Unknown	510	1,259	1,569	69	1,330	4,737
Total	$401,553	$347,260	$169,537	$116,542	$68,174	$1,103,066
Accrued interest included in total	$1,139	$1,662	$586	$502	$266	$4,155

(1)	Credit scores have been updated within the last twelve months.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Installment(1)
	Boat Lending	Recreational Vehicle Lending	Other	Total
	(In thousands)
March 31, 2020
800 and above	$28,885	$26,056	$7,631	$62,572
750-799	120,261	90,484	37,810	248,555
700-749	41,494	32,596	27,461	101,551
650-699	11,320	7,116	22,607	41,043
600-649	2,117	1,391	4,115	7,623
550-599	1,029	580	1,764	3,373
500-549	319	429	991	1,739
Under 500	292	22	231	545
Unknown	-	-	756	756
Total	$205,717	$158,674	$103,366	$467,757
Accrued interest included in total	$472	$366	$370	$1,208

December 31, 2019
800 and above	$28,041	$24,470	$7,611	$60,122
750-799	118,380	88,164	37,583	244,127
700-749	41,490	31,055	27,204	99,749
650-699	11,485	7,267	22,517	41,269
600-649	2,254	1,411	4,470	8,135
550-599	946	592	1,884	3,422
500-549	377	464	1,127	1,968
Under 500	309	22	284	615
Unknown	-	-	1,204	1,204
Total	$203,282	$153,445	$103,884	$460,611
Accrued interest included in total	$490	$378	$326	$1,194

(1)	Credit scores have been updated within the last twelve months.

Foreclosed residential real estate properties included in other real estate and repossessed assets on our Condensed Consolidated Statements of Financial Condition totaled $1.0 million and $1.2 million at March 31, 2020 and December 31, 2019, respectively.  Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $0.7 million at both March 31, 2020 and December 31, 2019, respectively.

During the first quarter of 2020, we securitized $26.2 million of portfolio residential fixed rate mortgage loans servicing retained with Freddie Mac and recognized a gain on sale of $0.72 million.  We also sold $2.4 million of portfolio residential fixed rate mortgage loans servicing retained into the secondary market and recognized a gain on sale of $0.7 million.  These transactions were done primarily for asset/liability management purposes.

During the first quarter of 2019, we sold $40.6 million of residential adjustable rate mortgage loans servicing released (classified on the Condensed Consolidated Statements of Financial Condition as held for sale, carried at the lower of cost or fair value at December 31, 2018) to another financial institution and recognized a gain on sale of $0.01 million.  During the first quarter of 2019 we also securitized $29.8 million, of portfolio residential fixed rate mortgage loans servicing retained with Freddie Mac and recognized a gain on sale of $0.53 million. These transactions were done primarily for asset/liability management purposes.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

PCI Loans

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

As a result of our acquisition of TCSB Bancorp, Inc. in the second quarter of 2018 we purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. For these loans that meet the criteria of ASC 310-30 treatment, the carrying amount was as follows:

	March 31, 2020	December 31, 2019
	(In thousands)
Commercial	$1,340	$1,394
Mortgage	567	575
Installment	311	316
Total carrying amount	2,218	2,285
Allowance for loan losses	-	-
Carrying amount, net of allowance for loan losses	$2,218	$2,285

The accretable difference on PCI loans is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans. Accretion recorded as loan interest income is included in the table below.  Accretable yield of PCI loans, or income expected to be collected follows:

	Three months ended March 31,
	2020	2019
	(unaudited)
	(In thousands)

Balance at beginning of period	$640	$462
New loans purchased	-	-
Accretion recorded as loan interest income	(32)	(39)
Reclassification from (to) nonaccretable difference	-	365
Displosals/other adjustments	-	-
Balance at end of period	$608	$788

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.	Shareholders’ Equity and Earnings Per Common Share

On December 17, 2019, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) to buy back up to 1,120,000 shares of our outstanding common stock through December 31, 2020.  We expect to accomplish the repurchases through open market transactions, though we could execute repurchases through other means, such as privately negotiated transactions.  The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, regulatory requirements, potential alternative uses for capital, and our financial performance. The Repurchase Plan does not obligate us to acquire any particular amount of common stock, and it may be modified or suspended at any time at our discretion. We expect to fund any repurchases from cash on hand.  During the three month periods ended March 31, 2020 and 2019 repurchases were made totaling 678,929 shares and 115,787 shares of common stock, respectively for an aggregate purchase price of $13.8 million and $2.5 million, respectively.

A reconciliation of basic and diluted net income per common share follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands, except per share data)
Net income	$4,810	$9,381

Weighted average shares outstanding (1)	22,271	23,588
Stock units for deferred compensation plan for non-employee directors	122	130
Effect of stock options	99	127
Performance share units	37	40
Weighted average shares outstanding for calculation of diluted earnings per share	22,529	23,885

Net income per common share
Basic (1)	$0.22	$0.40
Diluted	$0.21	$0.39

(1)	Basic net income per common share includes weighted average common shares outstanding during the period and participating share awards.

Weighted average stock options outstanding that were not considered in computing diluted net income per common share because they were anti-dilutive were zero for the three month periods ended March 31, 2020 and 2019, respectively.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our derivative financial instruments according to the type of hedge in which they are designated follows:

	March 31, 2020
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)

Fair value hedge designation - Pay-fixed interest rate swap agreements	$7,117	9.1	$(788)

Cash flow hedge designation - Pay-fixed interest rate swap agreements	$25,000	1.3	$(544)

No hedge designation
Rate-lock mortgage loan commitments	$145,077	0.1	$5,732
Mandatory commitments to sell mortgage loans	176,165	0.1	(2,104)
Pay-fixed interest rate swap agreements - commercial	162,452	5.3	(11,814)
Pay-variable interest rate swap agreements - commercial	162,452	5.3	11,814
Interest rate cap agreements	150,000	2.3	27
Purchased options	2,908	1.3	37
Written options	2,848	1.3	(36)
Total	$801,902	2.6	$3,656

	December 31, 2019
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Fair value hedge designation - Pay-fixed interest rate swap agreements	$7,117	9.4	$(242)

Cash flow hedge designation
Pay-fixed interest rate swap agreements	$25,000	1.6	$(174)
Interest rate cap agreements	150,000	2.6	214
Total	$175,000	2.5	$40

No hedge designation
Rate-lock mortgage loan commitments	$49,268	0.1	$1,412
Mandatory commitments to sell mortgage loans	95,363	0.1	(150)
Pay-fixed interest rate swap agreements - commercial	153,946	5.5	(3,641)
Pay-variable interest rate swap agreements - commercial	153,946	5.5	3,641
Purchased options	2,908	1.5	141
Written options	2,848	1.5	(139)
Total	$458,279	3.7	$1,264

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We use variable-rate and short-term fixed-rate (less than 12 months) debt obligations to fund a portion of our Condensed Consolidated Statements of Financial Condition, which exposes us to variability in interest rates. To meet our asset/liability management objectives, we may periodically enter into derivative financial instruments to mitigate exposure to fluctuations in cash flows resulting from changes in interest rates (“Cash Flow Hedges”).  Cash Flow Hedges included certain pay-fixed interest rate swaps and interest rate cap agreements.  Pay-fixed interest rate swaps convert the variable-rate cash flows on debt obligations to fixed-rates.  Under interest-rate cap agreements, we will receive cash if interest rates rise above a predetermined level. As a result, we effectively have variable-rate debt with an established maximum rate. We paid an upfront premium on interest rate caps which was recognized in earnings in the same period in which the hedged item affected earnings.  During the first quarter of 2020 we transferred all of our interest rate cap agreements to a no hedge designation and the $2.0 million unrealized loss which was included as a component of accumulated other comprehensive loss at the time of the transfer will be reclassified into earnings over the remaining life of the interest rate cap agreements.    We have retained all of the interest rate cap agreements and hedged items (variable rate and short-term fixed-rate debt obligations).  The interest rate caps are classified as a no hedge designation at March 31, 2020 and any future change in fair value will be recorded in earnings.

We record the fair value of Cash Flow Hedges in accrued income and other assets and accrued expenses and other liabilities on our Condensed Consolidated Statements of Financial Condition.  On an ongoing basis, we adjust our Condensed Consolidated Statements of Financial Condition to reflect the then current fair value of Cash Flow Hedges.  The related gains or losses are reported in other comprehensive income or loss and are subsequently reclassified into earnings as a yield adjustment in the same period in which the related interest on the hedged items (variable-rate debt obligations) affect earnings.  It is anticipated that approximately $1.3 million, of unrealized losses on Cash Flow Hedges at March 31, 2020 will be reclassified to earnings over the next twelve months.  The maximum term of Cash Flow Hedges at March 31, 2020 is 1.4 years.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	March 31, 2020		December 31, 2019		March 31, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments
Pay-fixed interest rate swap agreements	Other assets	$-	Other assets	$-	Other liabilities	$1,332	Other liabilities	$416
Interest rate cap agreements	Other assets	-	Other assets	214	Other liabilities	-	Other liabilities	-
		-		$214		1,332		$416
Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	5,732	Other assets	$1,412	Other liabilities	-	Other liabilities	$-
Mandatory commitments to sell mortgage loans	Other assets	-	Other assets	-	Other liabilities	2,104	Other liabilities	150
Pay-fixed interest rate swap agreements - commercial	Other assets	-	Other assets	28	Other liabilities	11,814	Other liabilities	3,669
Pay-variable interest rate swap agreements - commercial	Other assets	11,814	Other assets	3,669	Other liabilities	-	Other liabilities	28
Interest rate cap agreements	Other assets	27	Other assets	-	Other liabilities	-	Other liabilities	-
Purchased options	Other assets	37	Other assets	141	Other liabilities	-	Other liabilities	-
Written options	Other assets	-	Other assets	-	Other liabilities	36	Other liabilities	139
		17,610		5,250		13,954		3,986
Total derivatives		$17,610		$5,464		$15,286		$4,402

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

Three Month Periods Ended March 31,
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective	Gain Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Recognized	Gain (Loss) Recognized in Income
	2020	2019	Portion)	2020	2019	in Income	2020	2019
	(In thousands)
Fair Value Hedges
Pay-fixed interest rate swap agreements						Non-interest income-other	$(546)	$-
Cash Flow Hedges
Interest rate cap agreements	$(14)	$(785)	Interest expense	$(53)	$118	Interest expense	$-	$-
Pay-fixed interest rate swap agreements	(392)	(127)	Interest expense	(22)	31	Interest expense	-	-
Total	$(406)	$(912)		$(75)	$149		$-	$-

No hedge designation
Rate-lock mortgage loan commitments						Net gains on mortgage loans	$4,320	$629
Mandatory commitments to sell mortgage loans						Net gains on mortgage loans	(1,954)	174
Pay-fixed interest rate swap agreements -
commercial						Interest expense	(8,173)	(1,147)
Pay-variable interest rate swap agreements -
commercial						Interest expense	8,173	1,147
Interest rate cap agreements						Interest expense	(35)	-
Purchased options						Interest expense	(104)	86
Written options						Interest expense	103	(84)
Total							$2,330	$805

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7.	Goodwill and other Intangibles

The following table summarizes intangible assets, net of amortization:

	March 31, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets - core deposits	$11,916	$6,845	$11,916	$6,590
Unamortized intangible assets - goodwill	$28,300		$28,300

We performed our required annual goodwill impairment test as of December 31, 2019 and there was no impairment.  During the first quarter of 2020 the stock market in general as well as our market capitalization declined as a result of events surrounding the current COVID-19 pandemic outbreak.  We do not believe this decline is indicative of a permanent deterioration of the fundamental value of our bank. As such we do not believe that it is more likely than not a goodwill impairment exists at March 31, 2020. See note 13, Contingencies, for additional information on COVID-19 and its potential impact to us.

A summary of estimated core deposit intangible amortization at March 31, 2020 follows:

(In thousands)

Nine months ending December 31, 2020	$765
2021	970
2022	785
2023	547
2024	516
2025 and thereafter	1,488
Total	$5,071

8.	Share Based Compensation

We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.4 million shares of common stock as of March 31, 2020.  The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.2 million shares of common stock as of March 31, 2020. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.

A summary of restricted stock and performance stock units (“PSU”) granted pursuant to our long-term incentive plan follows:

	Three Months Ended March 31,
	2020	2019

Restricted stock	52,996	52,716
PSU	20,897	22,016

Except for 0.002 million shares of restricted stock issued during the first quarter of 2019 that vest ratably over three years, the shares of restricted stock and PSUs shown in the above table cliff vest after a period of three years.  The performance feature of the PSUs is based on a comparison of our total shareholder return over the three year period starting on the grant date to the total shareholder return over that period for a banking index of our peers.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our directors may elect to receive a portion of their quarterly cash retainer fees in the form of common stock (either on a current basis or on a deferred basis pursuant to the non-employee director stock purchase plan referenced above). Shares equal in value to that portion of each director’s fees that he or she has elected to receive in stock on a current basis are issued each quarter and vest immediately. Shares issued on a deferred basis are credited at the rate of 90% of the current value and vest immediately.  During the three month periods ended March 31, 2020 and 2019 we issued 0.004 million and 0.003 million shares, respectively and expensed their value during those same periods.

Total compensation expense recognized for grants pursuant to our long-term incentive plan was $0.5 million and $0.4 million during the three month periods ended March 31, 2020 and 2019, respectively.  The corresponding tax benefit relating to this expense was $0.1 million for each period. Total expense recognized for non-employee director share based payments was $0.09 million and $0.05 million during the three month periods ended March 31, 2020 and 2019, respectively. The corresponding tax benefit relating to this expense was $0.2 million and $0.01 million for each period, respectively.

At March 31, 2020, the total expected compensation cost related to non-vested restricted stock and PSUs not yet recognized was $3.2 million.  The weighted-average period over which this amount will be recognized is 2.4 years.

A summary of outstanding stock option grants and related transactions follows:

	Number of Shares	Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregated Intrinsic Value
				(In thousands)
Outstanding at January 1, 2020	138,506	$4.62
Granted	-
Exercised	(11,567)	3.54
Forfeited	-
Expired	-
Outstanding at March 31, 2020	126,939	$4.71	2.8	$1,044

Vested and expected to vest at March 31, 2020	126,939	$4.71	2.8	$1,044
Exercisable at March 31, 2020	126,939	$4.71	2.8	$1,044

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of outstanding non-vested restricted stock and PSUs and related transactions follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2020	245,726	$21.72
Granted	73,893	22.80
Vested	(64,263)	21.24
Forfeited	(5,468)	23.71
Outstanding at March 31, 2020	249,888	$22.12

Certain information regarding options exercised during the periods follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Intrinsic value	$210	$836
Cash proceeds received	$41	$695
Tax benefit realized	$44	$176

9.	Income Tax

Income tax expense was $0.9 million and $2.2 million during the three month periods ended March 31, 2020 and 2019, respectively.  Our actual federal income tax expense is different than the amount computed by applying our statutory income tax rate to our income before income tax primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance.  In addition, the first quarters of 2020 and 2019 each include reductions of $0.2 million of income tax expense related to impact of the excess value of stock awards that vested and stock options that were exercised as compared to the initial fair values that were expensed.

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at March 31, 2020, March 31, 2019 and December 31, 2019 that the realization of substantially all of our deferred tax assets continues to be more likely than not.

At both March 31, 2020 and December 31, 2019, we had approximately $0.4 million, of gross unrecognized tax benefits.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2020.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10.	Regulatory Matters

Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits.  As of March 31, 2020, the Bank had positive undivided profits of $41.6 million.  It is not our intent to have dividends paid in amounts that would reduce the capital of our Bank to levels below those which we consider prudent and in accordance with guidelines of regulatory authorities.

We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can result in certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our interim condensed consolidated financial statements. In addition, capital adequacy rules include a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. To avoid limits on capital distributions and certain discretionary bonus payments we must meet the minimum ratio for adequately capitalized institutions plus the buffer. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of March 31, 2020 and December 31, 2019, categorized our Bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our actual capital amounts and ratios follow (1):

	Actual		Minimum for Adequately Capitalized Institutions		Minimum for Well-Capitalized Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

March 31, 2020
Total capital to risk-weighted assets
Consolidated	$373,709	13.38%	$223,472	8.00%	NA	NA
Independent Bank	362,547	12.98	223,405	8.00	$279,256	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$339,553	12.16%	$167,604	6.00%	NA	NA
Independent Bank	328,391	11.76	167,554	6.00	$223,405	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$301,304	10.79%	$125,703	4.50%	NA	NA
Independent Bank	328,391	11.76	125,665	4.50	$181,516	6.50%

Tier 1 capital to average assets
Consolidated	$339,553	9.63%	$141,089	4.00%	NA	NA
Independent Bank	328,391	9.31	141,099	4.00	$176,373	5.00%

December 31, 2019
Total capital to risk-weighted assets
Consolidated	$380,454	13.74%	$221,562	8.00%	NA	NA
Independent Bank	358,914	12.96	221,482	8.00	$276,852	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$352,764	12.74%	$166,171	6.00%	NA	NA
Independent Bank	331,224	11.96	166,111	6.00	$221,482	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$314,532	11.36%	$124,628	4.50%	NA	NA
Independent Bank	331,224	11.96	124,583	4.50	$179,954	6.50%

Tier 1 capital to average assets
Consolidated	$352,764	10.11%	$139,632	4.00%	NA	NA
Independent Bank	331,224	9.49	139,615	4.00	$174,519	5.00%

(1) These ratios do not reflect a capital conservation buffer of 2.50% at March 31, 2020 and December 31, 2019, respectively.
NA - Not applicable

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
	(In thousands)
Total shareholders' equity	$335,618	$350,169	$362,705	$366,861
Add (deduct)
Accumulated other comprehensive (income) loss for regulatory purposes	(943)	(2,011)	(943)	(2,011)
Goodwill and other intangibles	(33,371)	(33,626)	(33,371)	(33,626)
Disallowed deferred tax assets	-	-	-	-
Common equity tier 1 capital	301,304	314,532	328,391	331,224
Qualifying trust preferred securities	38,249	38,232	-	-
Tier 1 capital	339,553	352,764	328,391	331,224
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	34,156	27,690	34,156	27,690
Total risk-based capital	$373,709	$380,454	$362,547	$358,914

11.	Fair Value Disclosures

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We used the following methods and significant assumptions to estimate fair value:

Securities:  Where quoted market prices are available in an active market, securities available for sale are classified as Level 1 of the valuation hierarchy.  We currently do not have any Level 1 securities. If quoted market prices are not available for the specific security, then fair values are estimated by (1) using quoted market prices of securities with similar characteristics, (2) matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices, or (3) a discounted cash flow analysis whose significant fair value inputs can generally be verified and do not typically involve judgment by management. These securities are classified as Level 2 of the valuation hierarchy and primarily include agency securities, private label mortgage-backed securities, other asset backed securities, obligations of states and political subdivisions, trust preferred securities, corporate securities and foreign government securities.

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
	(In thousands)
March 31, 2020:
Measured at Fair Value on a Recurring Basis
Assets
Securities available for sale
U.S. agency	$12,828	$-	$12,828	$-
U.S. agency residential mortgage-backed	221,829	-	221,829	-
U.S. agency commercial mortgage-backed	9,916	-	9,916	-
Private label mortgage-backed	37,071	-	37,071	-
Other asset backed	103,881	-	103,881	-
Obligations of states and political subdivisions	163,941	-	163,941	-
Corporate	42,811	-	42,811	-
Trust preferred	1,491	-	1,491	-
Foreign government	516	-	516	-
Loans held for sale, carried at fair value	64,549	-	64,549	-
Capitalized mortgage loan servicing rights	14,829	-	-	14,829
Derivatives (1)	17,610	-	17,610	-
Liabilities
Derivatives (2)	15,286	-	15,286	-

Measured at Fair Value on a Non-recurring Basis:
Assets
Impaired loans (3)
Commercial
Commercial and industrial	1,720	-	-	1,720
Commercial real estate	12,747	-	-	12,747
Mortgage
1-4 family owner occupied - jumbo	930	-	-	930
1-4 family owner occupied - non-jumbo	236	-	-	236
1-4 family non-owner occupied	189	-	-	189
1-4 family - 2nd lien	353	-	-	353
Resort lending	173	-	-	173
Installment
Boat lending	49	-	-	49
Recreational vehicle lending	54	-	-	54
Other	151	-	-	151
Other real estate (4)
Commercial real estate	474	474	-	-
Mortgage - 1-4 family owner occupied - non-jumbo	25	-	-	25

(1) Included in accrued income and other assets
(2) Included in accrued expenses and other liabilities
(3) Only includes impaired loans with specific loss allocations based on collateral value.
(4) Only includes other real estate with subsequent write downs to fair value. The fair value of the commercial real estate property included in this table was based on a purchase agreement that is expected to close during the second quarter of 2020.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

		Fair Value Measurements Using
	Fair Value Measure- ments	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
December 31, 2019:
Measured at Fair Value on a Recurring Basis
Assets
Securities available for sale
U.S. agency	$14,661	$-	$14,661	$-
U.S. agency residential mortgage-backed	227,762	-	227,762	-
U.S. agency commercial mortgage-backed	10,756	-	10,756	-
Private label mortgage-backed	39,693	-	39,693	-
Other asset backed	93,886	-	93,886	-
Obligations of states and political subdivisions	96,102	-	96,102	-
Corporate	33,195	-	33,195	-
Trust preferred	1,843	-	1,843	-
Foreign government	502	-	502	-
Loans held for sale, carried at fair value	69,800	-	69,800	-
Capitalized mortgage loan servicing rights	19,171	-	-	19,171
Derivatives (1)	5,464	-	5,464	-
Liabilities
Derivatives (2)	4,402	-	4,402	-

Measured at Fair Value on a Non-recurring Basis:
Assets
Impaired loans (3)
Commercial
Commercial and industrial	655	-	-	655
Commercial real estate	316	-	-	316
Mortgage
1-4 family owner occupied - jumbo	987	-	-	987
1-4 family owner occupied - non-jumbo	470	-	-	470
1-4 family non-owner occupied	281	-	-	281
1-4 family - 2nd lien	294	-	-	294
Resort lending	245	-	-	245
Installment
Boat lending	67	-	-	67
Recreational vehicle lending	2	-	-	2
Other	121	-	-	121
Other real estate (4)
Mortgage - 1-4 family owner occupied - non-jumbo	31	-	-	31
Installment - other	28	-	-	28

(1) Included in accrued income and other assets
(2) Included in accrued expenses and other liabilities
(3) Only includes impaired loans with specific loss allocations based on collateral value.
(4) Only includes other real estate with subsequent write downs to fair value.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the Three-Month Periods Ended March 31 for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Net Gains (Losses) on Assets		Mortgage	Total Change in Fair Values Included in Current
	Securities	Mortgage Loans	Loan Servicing, net	Period Earnings
	(In thousands)
2020
Loans held for sale	-	523	-	523
Capitalized mortgage loan servicing rights	-	-	(6,974)	(6,974)

2019
Equity securities at fair value	$167	$-	$-	$167
Loans held for sale	-	96	-	96
Capitalized mortgage loan servicing rights	-	-	(2,691)	(2,691)

For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends received.

The following represent impairment charges recognized during the three month periods ended March 31, 2020 and 2019 relating to assets measured at fair value on a non-recurring basis:

•
Loans which are measured for impairment using the fair value of collateral for collateral dependent loans had a carrying amount of $16.6 million, which is net of a valuation allowance of $4.1 million at March 31, 2020, and had a carrying amount of $3.4 million, which is net of a valuation allowance of  $1.5  million  at December 31, 2019.  The provision for loan losses included in our results of operations relating to impaired loans was an expense of $2.4 million and $0.5 million during the three month periods ended March 31, 2020 and 2019, respectively.

•
Other real estate, which is measured using the fair value of the property, had a carrying amount of $0.50 million which is net of a valuation allowance of $0.16 million at March 31, 2020, and a carrying amount of $0.06 million which is net of a valuation allowance of $0.09 million, at December 31, 2019. An additional charge relating to other real estate measured at fair value of $0.09 million and $0.12 million was included in our results of operations during the three month periods ended March 31, 2020 and 2019, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Capitalized Mortgage Loan Servicing Rights
	Three Months Ended March 31,
	2020	2019
	(In thousands)
Beginning balance	$19,171	$21,400
Total gains (losses) realized and unrealized:
Included in results of operations	(6,974)	(2,691)
Included in other comprehensive income (loss)	-	-
Purchases, issuances, settlements, maturities and calls	2,632	1,200
Transfers in and/or out of Level 3	-	-
Ending balance	$14,829	$19,909

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at March 31	$(6,974)	$(2,691)

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

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)
March 31, 2020
Capitalized mortgage loan servicing rights	$14,829	Present value of net	Discount rate	10.00% to 13.00%	10.13%
		servicing revenue	Cost to service	$72 to $201	$81
			Ancillary income	20 to 37	22
			Float rate	0.52%	0.52%
			Prepayment rate	7.02% to 34.00%	19.65%
December 31, 2019
Capitalized mortgage loan servicing rights	$19,171	Present value of net	Discount rate	10.00% to 13.00%	10.14%
		servicing revenue	Cost to service	$66 to $316	$81
			Ancillary income	20 to 37	22
			Float rate	1.73%	1.73%
			Prepayment rate	7.01% to 69.34%	14.96

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)
March 31, 2020
Impaired loans
Commercial	$14,467	Sales comparison approach	Adjustment for differences between comparable sales	(48.0)% to 35.0%	0.5%

		Income approach	Capitalization rate	7.75% to 11.0	8.7
Mortgage and Installment(1)	2,135	Sales comparison approach	Adjustment for differences between comparable sales	(13.0) to 49.2	14.0

Other real estate
Mortgage	25	Sales comparison approach	Adjustment for differences between comparable sales	(16.1) to 10.6	(4.2)

December 31, 2019
Impaired loans
Commercial	$971	Sales comparison approach	Adjustment for differences between comparable sales	(48.0)% to 19.2%	(5.6)%

Mortgage and Installment(1)	2,467	Sales comparison approach	Adjustment for differences between comparable sales	(25.2)% to 49.2	11.5

Other real estate
Mortgage and Installment	59	Sales comparison approach	Adjustment for differences between comparable sales	(11.6)% to 5.0	(5.1)

(1)
In addition to the valuation techniques and unobservable inputs discussed above, at March 31, 2020 and December 31, 2019 certain impaired collateral dependent installment loans totaling approximately $0.25 million and $0.14 million, respectively are secured by collateral other than real estate.  For the majority of these loans, we apply internal discount rates to industry valuation guides.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
March 31, 2020	$64,549	$2,417	$62,132
December 31, 2019	69,800	1,894	67,906

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The estimated recorded book balances and fair values follow:

Fair Value Using
Recorded Book Balance	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)

	(In thousands)
March 31, 2020
Assets
Cash and due from banks	$48,753	$48,753	$48,753	$-	$-
Interest bearing deposits	21,538	21,538	21,538	-	-
Securities available for sale	594,284	594,284	-	594,284	-
Federal Home Loan Bank and Federal
Reserve Bank Stock	18,359	NA	NA	NA	NA
Net loans and loans held for sale	2,750,169	2,645,319	-	64,549	2,580,770
Accrued interest receivable	10,519	10,519	-	2,583	7,936
Derivative financial instruments	17,610	17,610	-	17,610	-

Liabilities
Deposits with no stated maturity (1)	$2,529,503	$2,529,503	$2,529,503	$-	$-
Deposits with stated maturity (1)	554,061	555,820	-	555,820	-
Other borrowings	101,954	103,755	-	103,755	-
Subordinated debentures	39,473	25,619	-	25,619	-
Accrued interest payable	1,195	1,195	37	1,158	-
Derivative financial instruments	15,286	15,286	-	15,286	-

December 31, 2019
Assets
Cash and due from banks	$53,295	$53,295	$53,295	$-	$-
Interest bearing deposits	12,009	12,009	12,009	-	-
Interest bearing deposits - time	350	350	-	350	-
Securities available for sale	518,400	518,400	-	518,400	-
Federal Home Loan Bank and Federal
Reserve Bank Stock	18,359	NA	NA	NA	NA
Net loans and loans held for sale	2,768,675	2,768,817	-	69,800	2,699,017
Accrued interest receivable	10,108	10,108	8	1,752	8,348
Derivative financial instruments	5,464	5,464	-	5,464	-

Liabilities
Deposits with no stated maturity (1)	$2,427,190	$2,427,190	$2,427,190	$-	$-
Deposits with stated maturity (1)	609,537	610,235	-	610,235	-
Other borrowings	88,646	88,680	-	88,680	-
Subordinated debentures	39,456	33,149	-	33,149	-
Accrued interest payable	1,296	1,296	97	1,199	-
Derivative financial instruments	4,402	4,402	-	4,402	-

(1)
Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $424.569 million and $388.369 million at March 31, 2020 and December 31, 2019, respectively. Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $40.005 million and $42.658 million at March 31, 2020 and December 31, 2019, respectively.

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

13. Contingencies

On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic as a result of the global spread of the coronavirus illness. In response to the outbreak, federal and state authorities in the U.S. introduced various measures to try to limit or slow the spread of the virus, including travel restrictions, nonessential business closures, stay-at-home orders, and strict social distancing. The Governor of Michigan issued her first "stay home, stay safe" executive order effective March 24, 2020.  In general that order and subsequent modifications require individuals in Michigan to stay at home or their place of residence, except for certain specified activities and for work by critical infrastructure workers, work by persons necessary to conduct minimum basic business operations, work by those performing necessary government activities and certain other permitted activities.  In general, businesses may not require workers to leave their homes except to the extent those workers are necessary to sustain or protect human life, to conduct certain minimum basic business operations or to perform certain permitted activities. As a result of these actions, Michigan has already experienced a significant increase in unemployment. It is possible that Michigan's Governor may continue some form of executive order throughout the Company's second quarter.

The COVID-19 pandemic and related executive orders and federal government pandemic response guidance has had and continues to have a significant effect on us, our customers and the markets we serve. Our business, results of operations and financial condition may be adversely affected by a number of factors that could impact us and our customers, including but not limited to:

∙	restrictions on activity and high levels of unemployment may cause increases in loan delinquencies, foreclosures and defaults;
∙	increases in allowance for loan losses may be necessary;
∙	declines in collateral values may occur;
∙	third party disruptions, including outages at network providers, on-line banking vendors and other suppliers;
∙	increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity;
∙	operational failures due to changes in our normal business practices necessitated by the pandemic and related governmental actions; and/or
∙	key personnel or significant numbers of our employees being unable to work effectively, including because of illness or restrictions in connection with COVID-19.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

These factors may continue for a significant period of time.

The extent to which the COVID-19 pandemic will impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict.  Those developments and factors include, the duration and spread of the pandemic, its severity, the actions to contain the pandemic or address its impact, and how quickly and to what extent normal economic and operating conditions can resume. We do not yet know the full extent of the impact.   However, the effects could have a material adverse impact on our business, asset valuations, financial condition and results of operations. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, securities available for sale, loans, capitalized mortgage loan servicing rights or deferred tax assets.

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

The provision for loss reimbursement on sold loans represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae, Freddie Mac, Ginnie Mae and the Federal Home Loan Bank of Indianapolis). Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale. The provision for loss reimbursement on sold loans was an expense of $0.04 million and $0.11 million for the three month periods ended March 31, 2020 and 2019, respectively. The reserve for loss reimbursements on sold mortgage loans totaled $0.92 million and $0.88 million at March 31, 2020 and December 31, 2019, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. This reserve is based on an analysis of mortgage loans that we have sold which are further categorized by delinquency status, loan to value, and year of origination. The calculation includes factors such as probability of default, probability of loss reimbursement (breach of representation or warranty) and estimated loss severity. We believe that the amounts that we have accrued for incurred losses on sold mortgage loans are appropriate given our analyses. However, future losses could exceed our current estimate.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We own 12,566 shares of VISA Class B common stock. At the present time, these shares can only be sold to other Class B shareholders. As a result, there has generally been limited transfer activity in private transactions between buyers and sellers. Given the limited activity that we have become aware of  and the continuing uncertainty regarding the likelihood, ultimate timing and eventual exchange rate for Class B shares into Class A shares, we continue to carry these shares at zero, representing cost basis less impairment. However, given the current conversion ratio of 1.6228 to Class A shares and the closing price of VISA Class A shares on April 17, 2020 of $169.54 per share, our 12,566 Class B shares would have a current “value” of approximately $3.5 million. We continue to monitor Class B trading activity and the status of the resolution of certain litigation matters at VISA that would trigger the conversion of Class B common shares into Class A common shares that would have no trading restrictions.

14.  Accumulated Other Comprehensive Loss (“AOCL”)

A summary of changes in AOCL follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Dispropor- tionate Tax Effects from Securities Available for Sale	Unrealized Losses on Cash Flow Hedges	Total
	(In thousands)

For the three months ended March 31,
2020
Balances at beginning of period	$3,739	$(5,798)	$(1,727)	$(3,786)
Other comprehensive income (loss) before reclassifications	(606)	-	(321)	(927)
Amounts reclassified from AOCL	(200)	-	59	(141)
Net current period other comprehensive income (loss)	(806)	-	(262)	(1,068)
Balances at end of period	$2,933	$(5,798)	$(1,989)	$(4,854)

2019
Balances at beginning of period	$(4,185)	$(5,798)	$(125)	$(10,108)
Other comprehensive income (loss) before reclassifications	4,236	-	(719)	3,517
Amounts reclassified from AOCL	(108)	-	(118)	(226)
Net current period other comprehensive income (loss)	4,128	-	(837)	3,291
Balances at end of period	$(57)	$(5,798)	$(962)	$(6,817)

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of reclassifications out of each component of AOCL for the three months ended March 31 follows:

AOCL Component	Amount Reclassified From AOCL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2020
Unrealized gains (losses) on securities available for sale

	$253	Net gains (losses) on securities
	-	Net impairment loss recognized in earnings
	253	Total reclassifications before tax
	53	Income tax expense
	$200	Reclassifications, net of tax

Unrealized losses on cash flow hedges

	$75	Interest expense
	16	Income tax expense
	$59	Reclassification, net of tax

	$141	Total reclassifications for the period, net of tax

2019
Unrealized gains (losses) on securities available for sale

	$137	Net gains (losses) on securities
	-	Net impairment loss recognized in earnings
	137	Total reclassifications before tax
	29	Income tax expense
	$108	Reclassifications, net of tax

Unrealized losses on cash flow hedges

	$(149)	Interest expense
	(31)	Income tax expense
	$(118)	Reclassification, net of tax

	$226	Total reclassifications for the period, net of tax

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15.  Revenue from Contracts with Customers

We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. We derive the majority of our revenue from financial instruments and their related contractual rights and obligations which for the most part are excluded from the scope of this topic.  These sources of revenue that are excluded from the scope of this topic include interest income, net gains on mortgage loans, net gains (losses) on securities, mortgage loan servicing, net and bank owned life insurance and were approximately 85.1% and 84.9% of total revenues for the three month periods ending March 31, 2020 and 2019, respectively.

Material sources of revenue that are included in the scope of this topic include service charges on deposit accounts, other deposit related income, interchange income and investment and insurance commissions and are discussed in the following paragraphs.  Generally these sources of revenue are earned at the time the service is delivered or over the course of a monthly period and do not result in any contract asset or liability balance at any given period end.  As a result, there were no contract assets or liabilities recorded as of March 31, 2020 and December 31, 2019.

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

Net (gains) losses on other real estate and repossessed assets:  We record a gain or loss from the sale of other real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  If we were to finance the sale of other real estate to the buyer, we would assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction is probable.  Once these criteria are met, the other real estate asset would be derecognized and the gain or loss on sale would be recorded upon the transfer of control of the property to the buyer.  There were no other real estate properties sold during the three month periods ending March 31, 2020 and 2019 that were financed by us.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Disaggregation of our revenue sources by attribute follows:

Three months ending March 31, 2020

	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$1,740	$-	$-	$-	$1,740
Account service charges	506	-	-	-	506
ATM fees	-	300	-	-	300
Other	-	236	-	-	236
Business
Overdraft fees	345	-	-	-	345
ATM fees	-	7	-	-	7
Other	-	90	-	-	90
Interchange income	-	-	2,457	-	2,457
Asset management revenue	-	-	-	313	313
Transaction based revenue	-	-	-	200	200

Total	$2,591	$633	$2,457	$513	$6,194

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$633
Investment and insurance commissions					513
Bank owned life insurance					270
Other					747
Total					$2,163

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Three months ending March 31, 2019

	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$1,730	-	-	-	$1,730
Account service charges	525	-	-	-	525
ATM fees	-	322	-	-	322
Other	-	251	-	-	251
Business
Overdraft fees	385	-	-	-	385
ATM fees	-	8	-	-	8
Other	-	129	-	-	129
Interchange income	-	-	2,355	-	2,355
Asset management revenue	-	-	-	254	254
Transaction based revenue	-	-	-	43	43

Total	$2,640	$710	$2,355	$297	$6,002

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$710
Investment and insurance commissions					297
Bank owned life insurance					242
Other					1,015
Total					$2,264

16.  Leases

We have entered into leases in the normal course of business primarily for office facilities, some of which include renewal options and escalation clauses.  Certain leases also include both lease components (fixed payments including rent, taxes and insurance costs) and non-lease components (common area or other maintenance costs) which are accounted for as a single lease component as we have elected the practical expedient to group lease and non-lease components together for all leases.  We have also elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on our Condensed Consolidated Statements of Financial Condition.  Most of our leases include one or more options to renew. The exercise of lease renewal options is typically at our sole discretion and are included in our right of use (“ROU”) assets and lease liabilities if they are reasonably certain of exercise.

Leases are classified as operating or finance leases at the lease commencement date (we did not have any finance leases as of March 31, 2020).  Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term.  The ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of the lease payment over the lease term.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The cost components of our operating leases follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Operating lease cost	$486	$564
Variable lease cost	15	23
Short-term lease cost	7	5
Total	$508	$592

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities.

Supplemental balance sheet information related to our operating leases follows:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Lease right of use asset (1)	$7,968	$8,282
Lease liabilities (2)	$8,002	$8,304

Weighted average remaining lease term (years)	7.30	7.47
Weighted average discount rate	2.7%	2.8%

(1)	Included in Accrued income and other assets in our Consolidated Statements of Financial Condition.
(2)	Included in Accrued expenses and other liabilities in our Consolidated Statements of Financial Condition.

Maturity analysis of our lease liabilities at March 31, 2020 based on required contractual payments follows:

(In thousands)

Nine months ending December 31, 2020	$1,228
2021	1,446
2022	1,341
2023	1,186
2024	802
2025 and thereafter	2,840
Total lease payments	8,843
Less imputed interest	(841)
Total	$8,002

Index
ITEM 2.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Introduction. The following section presents additional information to assess the financial condition and results of operations of Independent Bank Corporation (“IBCP”), its wholly-owned bank, Independent Bank (the "Bank"), and their subsidiaries. This section should be read in conjunction with the Condensed Consolidated Financial Statements. We also encourage you to read our 2019 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC"). That report includes a list of risk factors that you should consider in connection with any decision to buy or sell our securities.

Overview. We provide banking services to customers located primarily in Michigan’s Lower Peninsula.  We also have three loan production offices in Ohio (Columbus, Fairlawn and Toledo).  As a result, our success depends to a great extent upon the economic conditions in Michigan’s Lower Peninsula.

Recent Developments. On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic as a result of the global spread of the coronavirus illness. In response to the outbreak, federal and state authorities in the U.S. introduced various measures to try to limit or slow the spread of the virus, including travel restrictions, nonessential business closures, stay-at-home orders, and strict social distancing. The Governor of Michigan issued her first "stay home, stay safe" executive order effective March 24, 2020.  In general that order and subsequent modifications require individuals in Michigan to stay at home or their place of residence, except for certain specified activities and for work by critical infrastructure workers, work by persons necessary to conduct minimum basic business operations, work by those performing necessary government activities and certain other permitted activities.  In general, businesses may not require workers to leave their homes except to the extent those workers are necessary to sustain or protect human life, to conduct certain minimum basic business operations or to perform certain permitted activities. As a result of these actions, Michigan has already experienced a significant increase in unemployment. It is possible that Michigan's Governor may continue some form of executive order throughout the Company's second quarter.

The COVID-19 pandemic and related executive orders and federal government pandemic response guidance has had and continues to have a significant effect on us, our customers and the markets we serve. Our business, results of operations and financial condition may be adversely affected by a number of factors that could impact us and our customers, including but not limited to:

∙	restrictions on activity and high levels of unemployment may cause increases in loan delinquencies, foreclosures and defaults;
∙	increases in allowance for loan losses may be necessary;
∙	declines in collateral values may occur;
∙	third party disruptions, including outages at network providers, on-line banking vendors and other suppliers;

Index
∙	increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity;
∙	operational failures due to changes in our normal business practices necessitated by the pandemic and related governmental actions; and/or
∙	key personnel or significant numbers of our employees being unable to work effectively, including because of illness or restrictions in connection with COVID-19.

These factors may continue for a significant period of time.

The spread of COVID-19 has caused us to modify our business practices (such as limiting our branch lobbies to appointment only, requiring roughly 80% of our non-branch personnel to work remotely and expanded sick and vacation time), and we may take further actions as may be required or as we determine to be prudent.  There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19.

The extent to which the COVID-19 pandemic will impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict.  Those developments and factors include, the duration and spread of the pandemic, its severity, the actions to contain the pandemic or address its impact, and how quickly and to what extent normal economic and operating conditions can resume. We do not yet know the full extent of the impact.   However, the effects could have a material adverse impact on our business, financial condition and results of operations.

It is against this backdrop that we discuss our results of operations and financial condition in the first quarter of 2020 as compared to 2019.

Results of Operations

Summary.  We recorded net income of $4.8 million and $9.4 million, respectively, during the three months ended March 31, 2020 and 2019.  The decrease in 2020 first quarter results as compared to 2019 reflects increases in provision for loan losses and non-interest expense that were partially offset by an increase in non-interest income and a decrease in income tax expense.

Key performance ratios

	Three months ended March 31,
	2020	2019
Net income (annualized) to
Average assets	0.54%	1.13%
Average shareholders’ equity	5.54%	11.14%

Net income per common share
Basic	$0.22	$0.40
Diluted	0.21	0.39

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

Our net interest income totaled $30.2 million during the first quarter of 2020, a decrease of $0.05 million, or 0.20% from the year-ago period.  This decrease primarily reflects a 25 basis point decrease in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”) that was partially offset by a $198.8 million increase in average interest-earning assets.

Interest and fees on loans include $0.3 million and $0.4 million for the first quarter of 2020 and 2019, respectively, of accretion of the discount recorded on loans acquired in the acquisition of TCSB Bancorp, Inc. (“TCSB,” the “Merger”) on April 1, 2018.

The increase in average interest-earning assets primarily reflects loan growth utilizing funds from increases in deposits and borrowed funds. The decrease in the net interest margin reflects the impact of lower market interest rates and a flattening of the yield curve during 2019, as well as the rapid decline in interest rates during the first quarter of 2020.

Our net interest income is also adversely impacted by our level of non-accrual loans.  In the first quarter of 2020 non-accrual loans averaged $11.1 million compared to $9.1 million in the first quarter of 2019.  In addition, in the first quarter of 2020 we had net recoveries of $0.16 million of unpaid interest on loans placed on or taken off non-accrual or on loans previously charged-off compared to net recoveries of $0.23 million in the first quarter of 2019.

Index
Average Balances and Tax Equivalent Rates

	Three months ended March 31,
	2020			2019
	Average Balance	Interest	Rate (2)	Average Balance	Interest	Rate (2)

	(Dollars in thousands)
Assets
Taxable loans	$2,758,909	$31,688	4.61%	$2,613,182	$32,600	5.03%
Tax-exempt loans (1)	7,861	97	4.96	8,689	103	4.81
Taxable securities	468,095	3,059	2.61	389,845	3,006	3.08
Tax-exempt securities (1)	59,300	490	3.31	56,889	469	3.30
Interest bearing cash	38,424	128	1.34	65,213	311	1.93
Other investments	18,359	238	5.21	18,359	264	5.83
Interest Earning Assets	3,350,948	35,700	4.28	3,152,177	36,753	4.70
Cash and due from banks	49,610			34,240
Other assets, net	165,271			170,586
Total Assets	$3,565,829			$3,357,003

Liabilities
Savings and interest-
bearing checking	$1,615,589	1,930	0.48	$1,361,057	1,486	0.44
Time deposits	594,871	2,770	1.87	688,434	4,195	2.47
Other borrowings	99,535	688	2.78	66,058	712	4.37
Interest Bearing Liabilities	2,309,995	5,388	0.94	2,115,549	6,393	1.23
Non-interest bearing deposits	855,838			859,605
Other liabilities	51,033			40,257
Shareholders’ equity	348,963			341,592
Total liabilities and shareholders’ equity	$3,565,829			$3,357,003

Net Interest Income		$30,312			$30,360

Net Interest Income as a Percent of Average Interest Earning Assets			3.63%			3.88%

(1)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 21%.
(2)	Annualized

Index
Reconciliation of Non-GAAP Financial Measures

	Three months ended March 31,
	2020	2019
	(Dollars in thousands)
Net Interest Margin, Fully Taxable Equivalent ("FTE")

Net interest income	$30,191	$30,243
Add: taxable equivalent adjustment	121	117
Net interest income - taxable equivalent	$30,312	$30,360
Net interest margin (GAAP) (1)	3.61%	3.86%
Net interest margin (FTE) (1)	3.63%	3.88%

(1)	Annualized.

Provision for loan losses.  We have elected to delay the adoption of CECL as permitted by Section 4014 of the CARES Act and continue to utilize the existing incurred loss impairment methodology to calculate our allowance for loan losses and our provision for loan losses. See note #2 to the Condensed Consolidated Financial Statements included within this report for our discussion on CECL implementation.

The provision for loan losses was $6.7 million and $0.7 million during the three months ended March 31, 2020 and 2019, respectively. The provision reflects our assessment of the allowance for loan losses taking into consideration factors such as loan growth, loan mix, levels of non-performing and classified loans and loan net charge-offs.  While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.  See “Portfolio Loans and asset quality” for a discussion of the various components of the allowance for loan losses and their impact on the provision for loan losses in the first quarter of 2020.

Non-interest income.  Non-interest income is a significant element in assessing our results of operations. Non-interest income totaled $11.0 million during the first quarter of 2020 compared to $10.0 million in 2019.

Index
The components of non-interest income are as follows:

Non-Interest Income

	Three months ended March 31,
	2020	2019
	(In thousands)
Service charges on deposit accounts	$2,591	$2,640
Interchange income	2,457	2,355
Net gains on assets
Mortgage loans	8,840	3,611
Securities	253	304
Mortgage loan servicing, net	(5,300)	(1,215)
Investment and insurance commissions	513	297
Bank owned life insurance	270	242
Other	1,380	1,725
Total non-interest income	$11,004	$9,959

Comparing first quarter of 2020 to first quarter of 2019:

•	Service charges on deposit accounts decreased principally due to a decrease in non-sufficient funds charges.
•	Interchange income increased due primarily to an increase in debit card transactions.

Net gains on mortgage loans increased to $8.8 million in the first quarter of 2020 from $3.6 million in the first quarter of 2019.  Mortgage loan sales totaled $262.3 million and $154.5 million in the first quarters of 2020 and 2019 respectively.  Mortgage loans originated totaled $311.1 million in the first quarter of 2020 compared to $137.8 million in the first quarter of 2019.  Mortgage loan activity is summarized as follows:

Mortgage Loan Activity

	Three months ended March 31,
	2020	2019
	(Dollars in thousands)
Mortgage loans originated	$311,078	$137,758
Mortgage loans sold	262,260	154,525
Net gains on mortgage loans	8,840	3,611
Net gains as a percent of mortgage loans sold ("Loan Sales Margin")	3.37%	2.34%
Fair value adjustments included in the
Loan Sales Margin	0.78	0.58

Index
The increase in mortgage loans originated is due primarily to lower interest rates spurring higher mortgage loan refinance volumes. Mortgage loans sold increased due to a higher mix of salable loans in our origination volumes and the rise in mortgage loan refinance activity. These factors resulted in net gains on mortgage loans increasing in the first quarter of 2020 as compared to the first quarter of 2019.

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

Our Loan Sales Margin is impacted by several factors including competition and the manner in which the loan is sold. Net gains on mortgage loans are also impacted by recording fair value accounting adjustments.  Excluding the aforementioned fair value accounting adjustments, as well as portfolio mortgage loan sales of $28.7 million and $70.4 million in the first quarters of 2020 and 2019, respectively, the Loan Sales Margin would have been 2.57% and 2.59% for these respective periods.  The changes in the fair value accounting adjustments are primarily due to changes in the amount of commitments to originate mortgage loans for sale.

Net gains (losses) on securities were relatively nominal for the comparative quarterly periods.  We recorded net gains of $0.3 million on securities for the first quarters of both 2020 and 2019.  We recorded no net impairment losses in either 2020 or 2019 for other than temporary impairment of securities available for sale.  See “Securities” below and note #3 to the Condensed Consolidated Financial Statements.

Mortgage loan servicing, net, generated losses of $5.3 million and $1.2 million in the first quarters of 2020 and 2019, respectively. The significant variances in mortgage loan servicing, net are primarily due to changes in the fair value of capitalized mortgage loan servicing rights associated with changes in mortgage loan interest rates and expected future prepayment levels.  This activity is summarized in the following table:

Mortgage Servicing Revenue

	Three months ended March 31,
	2020	2019
Mortgage loan servicing	(Dollars in thousands)
Revenue, net	$1,673	$1,476
Fair value change due to price	(5,931)	(2,203)
Fair value change due to pay-downs	(1,042)	(488)
Total	$(5,300)	$(1,215)

The significant variance in the fair value change due to price relates primarily to the decline in mortgage loan interest rates in the first quarter of 2020.  That decline increased projected prepayment rates for mortgage loans serviced for others, leading to a decrease in fair value.

Index
Activity related to capitalized mortgage loan servicing rights is as follows:

Capitalized Mortgage Loan Servicing Rights

	Three months ended March 31,
	2020	2019
	(In thousands)
Balance at beginning of period	$19,171	$21,400
Servicing rights acquired	-	-
Originated servicing rights capitalized	2,632	1,200
Change in fair value	(6,974)	(2,691)
Balance at end of period	$14,829	$19,909

At March 31, 2020 we were servicing approximately $2.68 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 4.18% and a weighted average service fee of approximately 25.8 basis points. Capitalized mortgage loan servicing rights at March 31, 2020 totaled $14.8 million, representing approximately 55 basis points on the related amount of mortgage loans serviced for others.

Investment and insurance commissions represent revenues generated on the sale or management of investments and insurance for our customers.  These revenues increased on a year-to-date basis in 2020 as compared to 2019 primarily due to slower sales in the first quarter of 2019.

Income from bank owned life insurance (“BOLI”) was relatively consistent in the first quarter of 2020 compared to the first quarter of 2019. Our BOLI separate account is primarily invested in agency mortgage-backed securities. The crediting rate (on which the earnings are based) reflects the performance of the separate account.  The total cash surrender value of our BOLI was $55.0 million and $55.7 million at March 31, 2020 and December 31, 2019, respectively.

Other non-interest income decreased in the first quarter of 2020 compared to 2019, due primarily to $0.38 million of recoveries recorded in the first quarter of 2019 on TCSB loans that had been charged-off prior to the Merger.

Non-interest expense.  Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure.

Non-interest expense increased by $0.7 million to $28.7 million in the first quarter of 2020 compared to the first quarter of 2019.

Index
The components of non-interest expense are as follows:

Non-Interest Expense

	Three months ended March 31,
	2020	2019
	(In thousands)
Compensation	$10,703	$10,481
Performance-based compensation	2,121	2,220
Payroll taxes and employee benefits	3,685	3,650
Compensation and employee benefits	16,509	16,351
Occupancy, net	2,460	2,505
Data processing	2,355	2,144
Furniture, fixtures and equipment	1,036	1,029
Interchange expense	859	688
Loan and collection	805	634
Communications	803	769
Advertising	683	672
Legal and professional fees	393	369
FDIC deposit insurance	370	368
Amortization of intangible assets	255	272
Supplies	184	158
Costs related to unfunded lending commitments	119	160
Net losses on other real estate and repossessed assets	109	119
Credit card and bank service fees	99	103
Provision for loss reimbursement on sold loans	37	111
Other	1,643	1,538
Total non-interest expense	$28,719	$27,990

Compensation and employee benefits expenses, in total, increased $0.2 million on a quarterly comparative basis.

Compensation expense increased by $0.2 million in the first quarter of 2020 compared to the first quarter of 2019.  The increase in 2020 is primarily due to annual compensation increases that were predominantly effective on January 1, 2020.

Performance-based compensation for the first quarter of 2020 decreased by $0.1 million versus the same period in 2019, due primarily to a lower accrual for anticipated incentive compensation based on our estimated full-year performance as compared to goals.

Data processing expenses increased $0.2 million in the first quarter of 2020 compared to the first quarter of 2019.  The increase was due primarily to our retail mortgage loan processing system as well as increases in mobile-banking related costs (due to higher usage and additional features).

Index
Interchange expense primarily represents our third-party cost to process debit card transactions.  This cost increased in the first quarter of 2020 compared to the first quarter of 2019 due principally to an increase in transaction volume.

Loan and collection expenses reflect costs related to lending activity, including the management and collection of non-performing loans and other problem credits.  The increased expenses in 2020 as compared to 2019 primarily reflects a higher level of lending activity.

The amortization of intangible assets relates to the Merger and prior branch acquisitions and the amortization of the deposit customer relationship value, including core deposit value, which was acquired in connection with those acquisitions. We had remaining unamortized intangible assets of $5.1 million and $5.3 million at March 31 2020 and December 31, 2019, respectively.  See note #7 to the Condensed Consolidated Financial Statements for a schedule of future amortization of intangible assets.

The provision for loss reimbursement on sold loans was an expense of $0.04 million and $0.11 million in the first quarter of 2020 and the first quarter of 2019, respectively. This provision represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae, Freddie Mac, Ginnie Mae and the Federal Home Loan Bank of Indianapolis).  The decrease in provision during the first quarter of 2020 as compared to the same period in 2019 is due primarily to lower loan defaults.  Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale.  The reserve for loss reimbursements on sold mortgage loans totaled $0.92 million and $0.88 million at March 31, 2020 and December 31, 2019, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition.

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

Income tax expense.  We recorded an income tax expense of $0.9 million and $2.2 million in the first quarters of 2020 and 2019, respectively.

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

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at both March 31, 2020 and 2019 and at December 31, 2019 that the realization of substantially all of our deferred tax assets continues to be more likely than not.

Index
Financial Condition

Summary.  Our total assets increased by $67.7 million during the first quarter of 2020.  Loans, excluding loans held for sale, were $2.72 billion at March 31, 2020, compared to $2.73 billion at December 31, 2019.  Growth in commercial loans of $14.9 million and installment loans of $7.1 million were more than offset by a decline in mortgage loans of $28.9 million, due primarily to the securitization and/or sale of $28.7 million of portfolio mortgage loans during the quarter.  (See "Portfolio Loans and asset quality.")

Deposits totaled $3.08 billion at March 31, 2020, an increase of $46.8 million from December 31, 2019.  The increase in deposits is primarily due to growth in non-interest bearing deposits, savings and interest bearing checking deposits and reciprocal deposits that were partially offset by a decline in time and brokered time deposits.

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

Securities

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Securities available for sale	(in thousands)
March 31, 2020	$590,572	$10,051	$6,339	$594,284
December 31, 2019	513,668	5,782	1,050	518,400

Securities available for sale increased $75.9 million during the first three months of 2020.  Our portfolio of securities available for sale is reviewed quarterly for impairment in value. In performing this review, management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates on the market value of the security and (4) an assessment of whether we intend to sell, or it is more likely than not that we will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. For securities that do not meet these recovery criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income (loss).  We recorded no impairment losses related to other than temporary impairment on securities available for sale in either of the first quarter of 2020 or 2019.

Index
Sales of securities were as follows (See “Non-interest income.”):

Sales of Securities

	Three months ended March 31,
	2020	2019
	( in thousands)
Proceeds	$21,743	$42,236

Gross gains	253	169
Gross losses	-	(32)
Net impairment charges	-	-
Fair value adjustments	-	167
Net gains (losses)	$253	$304

Portfolio Loans and asset quality. The Paycheck Protection Program, administered by the Small Business Association (“SBA”), is a short-term, forgivable loan program primarily intended to help businesses impacted by COVID-19 to continue paying their employees.

A short summary of the program follows:

•	Two year term with payments deferred for six months;
•	One percent interest rate;
•	No collateral or personal guarantees required;
•	No fees paid by the borrower, rather lenders are paid a fee through the SBA according to a set schedule based on loan size, and;
•	Loans are forgivable if at least 75% of the loan proceeds are used for payroll with the remainder being used for rent, mortgage interest and/or utilities.

A summary of our participation in the program follows:

Paycheck Protection Program Volume

	As of April 29, 2020
	Amount (#)	Amount ($)
	(Dollars in thousands)
Applications received	1,864	$255,830
Approved by Independent Bank	1,846	255,317
SBA loan # assigned(1)	1,814	252,755
Closed and funded	770	170,687

1)	Denotes that an application has been accepted by the SBA and that PPP funds are reserved for that application.

Congress and the major bank regulatory agencies have encouraged banks to work with their borrowers to provide short-term loan payment relief during the COVID-19 national emergency.  On March 22, 2020, an interagency statement was released by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Consumer Financial Protection Bureau, the State Banking Regulators and the National Credit Union Administration that contained their interpretation as to which modifications would qualify for these exceptions.  In general, to qualify for this exception:

Index
•	The modified loan must be current when the modification is made;
•	The modification must be short term in nature (up to six months), and;
•	Modifications may include payment deferrals, fee waivers, extensions of repayment terms or other delays in payment that are insignificant.
In addition, section 4013 of the CARES Act provides temporary relief from the accounting and reporting requirements for troubled debt restructurings (“TDRs”) regarding certain loan modifications to our customers.

In response to our customers’ needs during this time of economic uncertainty we’ve initiated forbearance programs for our retail (Mortgage and Installment loans) and our commercial customers.  We also have similar programs for mortgage loans that we service for others.

A summary of accommodations as of April 29, 2020 follows:

Commercial and Retail Loan COVID-19 Accomodations

	Covid-19 Accomodations			Total Loans	% of Total Loans
Loan Category	Customers (#)	Loans (#)	Loans ($)
	(Dollars in thousands)
Commercial	184	276	$145,690	$1,181,599	12.3%
Mortgage portfolio loans	401	401	79,184	1,069,967	7.4%
Installment & Other	305	305	7,715	466,549	1.7%
Total	890	982	$232,589	$2,718,115	8.6%
Mortgage loans serviced for others(1)	912	912	$133,698	$2,684,258	5.0%

1)	We have delegated authority from all investors to grant these deferrals on their behalf.

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

Index
A summary of our Portfolio Loans follows:

	March 31, 2020	December 31, 2019
	(In thousands)
Real estate(1)
Residential first mortgages	$823,207	$843,746
Residential home equity and other junior mortgages	166,040	166,735
Construction and land development	246,866	249,747
Other(2)	704,541	693,580
Consumer	456,346	448,297
Commercial	316,715	318,504
Agricultural	4,400	4,414
Total loans	$2,718,115	$2,725,023

(1)	Includes both residential and non-residential commercial loans secured by real estate.
(2)	Includes loans secured by multi-family residential and non-farm, non-residential property.

Non-performing assets (1)

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Non-accrual loans	$17,454	$10,178
Loans 90 days or more past due and still accruing interest	-	-
Total non-accrual loans	17,454	10,178
Less: Government guaranteed loans	676	646
Total non-performing loans	16,778	9,532
Other real estate and repossessed assets	1,494	1,865
Total non-performing assets	$18,272	$11,397

As a percent of Portfolio Loans
Non-performing loans	0.62%	0.35%
Allowance for loan losses	1.20	0.96
Non-performing assets to total assets	0.50	0.32
Allowance for loan losses as a percent of non-performing loans	193.68	274.32

(1)	Excludes loans classified as "trouble debt restructured" that are not past due.

Index
Troubled debt restructurings ("TDR")

	March 31, 2020
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDR's	$8,924	$39,253		$48,177
Non-performing TDR's (2)	264	2,095	(3)	2,359
Total	$9,188	$41,348		$50,536

	December 31, 2019
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDR's	$7,974	$39,601		$47,575
Non-performing TDR's (2)	540	2,607	(3)	3,147
Total	$8,514	$42,208		$50,722

(1)	Retail loans include mortgage and installment loan segments.
(2)	Included in non-performing assets table above.
(3)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

Non-performing loans increased by $7.2 million since year-end 2019 due to an increase in non-performing commercial loans and reflects the migration of one specific loan relationship to non-accrual.   Excluding the migration of this one specific loan relationship, generally, stable economic conditions in our market areas, as well as our collection and resolution efforts, had resulted in a downward trend in non-performing loans.  However, we are still experiencing some loan defaults, particularly related to commercial loans secured by income-producing property and mortgage loans secured by resort/vacation property.  The credit impact of the COVID-19 pandemic, and more specifically the closing of much of the economy in order to contain it may have a negative impact on the level of non-performing loans and assets but as yet, the magnitude of that impact is undeterminable.

Non-performing loans exclude performing loans that are classified as TDRs. Performing TDRs totaled $48.2 million, or 1.8% of total Portfolio Loans, and $47.6 million, or 1.7% of total Portfolio Loans, at March 31, 2020 and December 31, 2019, respectively. The increase in the amount of performing TDRs in the first quarter of 2020 primarily reflects an increase in commercial performing TDRs.

Other real estate and repossessed assets totaled $1.5 million and $1.9 million at March 31, 2020 and December 31, 2019, respectively.

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

Index
Allowance for loan losses

	Three months ended March 31,
	2020		2019
	Loans	Unfunded Commitments	Loans	Unfunded Commitments
	(Dollars in thousands)
Balance at beginning of period	$26,148	$1,542	$24,888	$1,296
Additions (deductions)
Provision for loan losses	6,721	-	664	-
Recoveries credited to allowance	399	-	568	-
Loans charged against the allowance	(773)	-	(866)	-
Additions included in non-interest expense	-	119	-	160
Balance at end of period	$32,495	$1,661	$25,254	$1,456

Net loans charged against the allowance to average Portfolio Loans	0.06%		0.05%

Allocation of the Allowance for Loan Losses

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Specific allocations	$8,138	$6,155
Other adversely rated commercial loans	2,357	2,502
Historical loss allocations	8,391	8,764
Additional allocations based on subjective factors	13,609	8,727
Total	$32,495	$26,148

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

The AFLL increased $6.3 million to $32.5 million at March 31, 2020 from $26.1 million at December 31, 2019 and was equal to 1.20% and 0.96% of total Portfolio Loans at March 31, 2020 and December 31, 2019, respectively.

Two of the four components of the AFLL outlined above increased during the first quarter of 2020. The AFLL related to specific loans increased $2.0 million during the first quarter of 2020 due primarily to a $7.5 million increase in the amount of such loans.  The AFLL related to other adversely rated commercial loans decreased $0.1 million during the first quarter of 2020, primarily due to a decrease of $8.6 million in the balance of such loans included in this component.  The AFLL related to historical losses decreased $0.4 million during the first quarter of 2020, and the AFLL related to subjective factors increased $4.9 million during the first three months of 2020, due largely to the economic shock of COVID-19, the executive orders suspending all businesses and operations that are not necessary to sustain or protect life, or involved in critical infrastructure,  the significant increase in unemployment claims, especially in the State of Michigan, and heightened requests for payment relief from our borrowers.

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

Deposits totaled $3.08 billion and $3.04 billion at March 31, 2020 and December 31, 2019, respectively.  The increase in deposits is primarily due to growth in non-interest bearing deposits, savings and interest bearing checking deposits and reciprocal deposits that were partially offset by a decline in time and brokered time deposits.  Reciprocal deposits totaled $464.6 million and $431.0 million at March 31, 2020 and December 31, 2019, respectively.  These deposits represent demand, money market and time deposits from our customers that have been placed through Promontory Interfinancial Network’s Insured Cash Sweep® service and Certificate of Deposit Account Registry Service®.  These services allow our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.  The continued increase in reciprocal deposits is due in part to an automated sweep product that we introduced in mid-2018 as well as the marketing and sales efforts of our treasury management team.

We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be susceptible to outflow. At March 31, 2020, we had approximately $513.0 million of uninsured deposits. A reduction in core deposits would likely increase our need to rely on wholesale funding sources.

We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

Other borrowings, comprised primarily of advances from the FHLB and FRB (at March 31, 2020) as well as federal funds sold (at December 31, 2019), totaled $102.0 million and $88.6 million at March 31, 2020 and December 31, 2019, respectively.

Index
As described above, we utilize wholesale funding, including federal funds purchased, FHLB and FRB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At March 31, 2020, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $721.5 million, or 22.7% of total funding (deposits and all borrowings, excluding subordinated debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all.  Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.

We historically employed derivative financial instruments to manage our exposure to changes in interest rates.  During the first three months of 2020 and 2019, we entered into $21.2 million and $8.4 million (aggregate notional amounts), respectively, of interest rate swaps with commercial loan customers, which were offset with interest rate swaps that the Bank entered into with a broker-dealer. We recorded $0.17 million and $0.07 million of fee income related to these transactions during the first three months of 2020 and 2019, respectively. See note #6 to the Condensed Consolidated Financial Statements included within this report for more information on our derivative financial instruments.

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

Our primary sources of funds include our deposit base, secured advances from the FHLB and FRB, federal funds purchased borrowing facilities with other banks, and access to the capital markets (for Brokered CDs).

At March 31, 2020, we had $466.1 million of time deposits that mature in the next 12 months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $2.53 billion of our deposits at March 31, 2020, were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.

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

We believe that we currently have adequate liquidity at our Bank because of our cash and cash equivalents, our portfolio of securities available for sale, our access to secured advances from the FHLB and FRB and our ability to issue Brokered CDs.

We also believe that the available cash on hand at the parent company (including time deposits) of approximately $9.4 million as of March 31, 2020 provides sufficient liquidity resources at the parent company to meet operating expenses, to make interest payments on the subordinated debentures, and, along with dividends from the Bank, to pay projected cash dividends on our common stock.

Effective management of capital resources is critical to our mission to create value for our shareholders. In addition to common stock, our capital structure also currently includes cumulative trust preferred securities.

Capitalization

	March 31, 2020	December 31, 2019
	(In thousands)
Subordinated debentures	$39,473	$39,456
Amount not qualifying as regulatory capital	(1,224)	(1,224)
Amount qualifying as regulatory capital	38,249	38,232
Shareholders’ equity
Common stock	338,528	352,344
Retained earnings	1,944	1,611
Accumulated other comprehensive loss	(4,854)	(3,786)
Total shareholders’ equity	335,618	350,169
Total capitalization	$373,867	$388,401

We currently have four special purpose entities with $39.5 million of outstanding cumulative trust preferred securities as of March 31, 2020.  These special purpose entities issued common securities and provided cash to our parent company that in turn issued subordinated debentures to these special purpose entities equal to the trust preferred securities and common securities. The subordinated debentures represent the sole asset of the special purpose entities. The common securities and subordinated debentures are included in our Condensed Consolidated Statements of Financial Condition.

Index
The FRB has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at March 31, 2020 and December 31, 2019.

Common shareholders’ equity decreased to $335.6 million at March 31, 2020, from $350.2 million at December 31, 2019, due primarily to our net income that was more than offset by an increase in our accumulated other comprehensive loss, by share repurchases and cash dividend payments. Our tangible common equity (“TCE”) totaled $302.2 million and $316.5 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 8.40% and 8.96% at March 31, 2020, and December 31, 2019, respectively.  TCE and the ratio of TCE to tangible assets are non-GAAP measures.  TCE represents total common equity less goodwill and other intangible assets.

In December 2019, our Board of Directors authorized a 2020 share repurchase plan.  Under the terms of the 2020 share repurchase plan, we were authorized to buy back up 1,120,000, or approximately 5% of our outstanding common stock.  During the first three months of 2020, the Company repurchased 678,929 shares at a weighted average purchase price of $20.30 per share.

We pay a quarterly cash dividend on our common stock.  These dividends totaled $0.20 per share and $.18 per share in the first quarters of 2020 and 2019, respectively. We generally favor a dividend payout ratio between 30% and 50% of net income.

As of March 31, 2020 and December 31, 2019, our Bank (and holding company) continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards (also see note #10 to the Condensed Consolidated Financial Statements included within this report).

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

CHANGES IN MARKET VALUE OF PORTFOLIO EQUITY AND NET INTEREST INCOME

Change in Interest Rates	Market Value of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change
	(Dollars in thousands)
March 31, 2020
200 basis point rise	$463,100	6.17%	$126,000	2.52%
100 basis point rise	464,900	6.58	124,800	1.55
Base-rate scenario	436,200	-	122,900	-
100 basis point decline	375,300	(13.96)	116,500	(5.21)

December 31, 2019
200 basis point rise	$472,500	1.13%	$123,900	1.23%
100 basis point rise	478,800	2.48	123,300	0.74
Base-rate scenario	467,200	-	122,400	-
100 basis point decline	412,100	(11.79)	118,100	(3.51)

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

 Critical Accounting Policies

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the AFLL and capitalized mortgage loan servicing rights are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those that we have used could result in material changes in our consolidated financial position or results of operations.  There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Index
Item 3.

Quantitative and Qualitative Disclosures about Market Risk

See applicable disclosures set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 under the caption “Asset/liability management.”

Item 4.

Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended March 31, 2020, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended March 31, 2020, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II

Item1 A.	Risk Factors

In addition to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the following risk factors apply to the Company:

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations and financial condition, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.

Global health concerns relating to the COVID-19 pandemic and related government actions have resulted in significant disruptions and increased economic uncertainty. Government restrictions and recommendations designed to contain the virus and limit its effects have substantially limited the activities of individuals and the operations of businesses in the markets we serve.

The Governor of Michigan issued her first "stay home, stay safe" executive order effective March 24, 2020.  In general that order and subsequent modifications require individuals in Michigan to stay at home or their place of residence, except for certain specified activities and for work by critical infrastructure workers, work by persons necessary to conduct minimum basic business operations, work by those performing necessary government activities and certain other permitted activities.  In general, businesses may not require workers to leave their homes except to the extent those workers are necessary to sustain or protect human life, to conduct certain minimum basic business operations or to perform certain permitted activities. As a result of these actions, Michigan has already experienced a significant increase in unemployment. It is possible that Michigan's Governor may continue some form of executive order throughout the Company's second quarter.

The COVID-19 pandemic and related executive orders and federal government pandemic response guidance has had and continues to have a significant effect on us, our customers and the markets we serve. Our business, results of operations and financial condition may be adversely affected by a number of factors that could impact us and our customers, including but not limited to:

∙	restrictions on activity and high levels of unemployment may cause increases in loan delinquencies, foreclosures and defaults;
∙	increases in allowance for loan losses may be necessary;
∙	declines in collateral values may occur;
∙	third party disruptions, including outages at network providers, on-line banking vendors and other suppliers;
∙	increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity;
∙	operational failures due to changes in our normal business practices necessitated by the pandemic and related governmental actions; and/or
∙	key personnel or significant numbers of our employees being unable to work effectively, including because of illness or restrictions in connection with COVID-19.

Index
These factors may continue for a significant period of time. The COVID-19 pandemic may also have the effect of heightening many of the other risks we face, including the risks described in the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2019.

The spread of COVID-19 has caused us to modify our business practices (such as limiting our branch lobbies to appointment only, requiring roughly 80% of our non-branch personnel to work remotely and expanded sick and vacation time), and we may take further actions as may be required or as we determine to be prudent.  There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19.

The extent to which the COVID-19 pandemic will impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict.  Those developments and factors include, the duration and spread of the pandemic, its severity, the actions to contain the pandemic or address its impact, and how quickly and to what extent normal economic and operating conditions can resume. We do not yet know the full extent of the impact.   However, the effects could have a material adverse impact on our business, financial condition and results of operations.

As a participating lender in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), the Company and the Bank are subject to additional risks regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes us to potential risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted.

Since the initiation of the PPP, several larger banks have been subject to litigation regarding the protocols and procedures that they used in processing applications for the PPP. We may be exposed to the risk of similar litigation, from both customers and non‑customers that approached us regarding PPP loans, regarding our policies and procedures used in processing applications for the PPP. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to us, it could result in financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have an adverse impact on our business, financial condition and results of operations.

We also have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

Index
Our business is subject to additional risks in the near term related to our plan to complete a core data processing systems conversion.

We are at the beginning of the process to convert our core data processing system to a new system hosted by a different vendor. A systems conversion of this nature is extremely complicated, time-consuming, and resource intensive. The process will be even more challenging in light of the COVID-19 pandemic, including the challenges presented as a result of a portion of our workforce working remotely. The timing and success of this systems conversion is also heavily dependent on the reliability of the vendors for both our existing and new systems. If either or both of these vendors experience workforce shortages due to the pandemic or otherwise, it could impact our ability to complete the systems conversion on the timeline and budget currently expected. Difficulties in completing the conversion could also negatively impact our operations and financial performance.

Index
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of the Company's common stock in lieu of fees otherwise payable to the director for his or her service as a director.  A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board.  Pursuant to this Plan, during the first quarter of 2020, the Company issued 374 shares of common stock to non-employee directors on a current basis and 3,458 shares of common stock to the trust for distribution to directors on a deferred basis.  These shares were issued on January 1, 2020 representing aggregate fees of $0.08 million. The shares on a current basis were issued at a price of $22.65 per share and the shares on a deferred basis were issued at a price of $20.39 per share, representing 90% of the fair value of the shares on the credit date.  The price per share was the consolidated closing bid price per share of the Company's common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules.  The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

The following table shows certain information relating to repurchases of common stock for the three-months ended March 31, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
January 2020	88,306	$21.92	62,610	1,057,390
February 2020	356,066	21.74	313,618	743,772
March 2020	303,366	18.57	302,701	441,071
Total	747,738	$20.47	678,929	441,071

(1)
January, February and March include 25,696 shares, 1,813 and 665 shares, respectively, withheld from the shares that would otherwise have been issued to certain officers in order to satisfy tax withholding obligations resulting from the vesting of restricted stock as well as satisfy tax withholding obligations and stock option exercise price resulting from the exercise of stock options. February also includes 40,635 shares of our common stock purchased in the open market by the Independent Bank Corporation Employee Stock Ownership Trust as part of our employee stock ownership plan.

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

Date	May 5, 2020	By	/s/ Stephen A. Erickson
Stephen A. Erickson, Principal Financial Officer

Date	May 5, 2020	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer