Form 10-Q
period 2020-06-30
INDEPENDENT BANK CORP /MI/
filed 2020-08-05
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2020

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
YES ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, no par value, 21,880,738 as of August 4, 2020.

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

Index

Part I - Item 1.	INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	June 30, 2020	December 31, 2019
	(unaudited)
	(In thousands, except share amounts)
Assets
Cash and due from banks	$47,369	$53,295
Interest bearing deposits	8,447	12,009
Cash and Cash Equivalents	55,816	65,304
Interest bearing deposits - time	-	350
Securities available for sale	856,280	518,400
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	18,427	18,359
Loans held for sale, carried at fair value	83,706	69,800
Loans
Commercial	1,362,956	1,166,695
Mortgage	1,041,684	1,098,911
Installment	462,023	459,417
Total Loans	2,866,663	2,725,023
Allowance for loan losses	(34,500)	(26,148)
Net Loans	2,832,163	2,698,875
Other real estate and repossessed assets, net	1,569	1,865
Property and equipment, net	36,962	38,411
Bank-owned life insurance	55,300	55,710
Deferred tax assets, net	2,483	2,072
Capitalized mortgage loan servicing rights, carried at fair value	13,773	19,171
Other intangibles	4,816	5,326
Goodwill	28,300	28,300
Accrued income and other assets	53,720	42,751
Total Assets	$4,043,315	$3,564,694

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$1,118,424	$852,076
Savings and interest-bearing checking	1,375,523	1,186,745
Reciprocal	535,398	431,027
Time	323,993	376,877
Brokered time	131,787	190,002
Total Deposits	3,485,125	3,036,727
Other borrowings	50,002	88,646
Subordinated debt	39,283	-
Subordinated debentures	39,490	39,456
Accrued expenses and other liabilities	74,292	49,696
Total Liabilities	3,688,192	3,214,525
Commitments and contingent liabilities
Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 21,880,183 shares at June 30, 2020 and 22,481,643 shares at December 31, 2019	338,989	352,344
Retained earnings	12,338	1,611
Accumulated other comprehensive income (loss)	3,796	(3,786)
Total Shareholders’ Equity	355,123	350,169
Total Liabilities and Shareholders’ Equity	$4,043,315	$3,564,694

See notes to interim condensed consolidated financial statements (unaudited)

Index

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
	(In thousands, except per share amounts)
Interest Income
Interest and fees on loans	$29,863	$33,836	$61,627	$66,517
Interest on securities available for sale
Taxable	2,847	3,034	5,906	6,040
Tax-exempt	793	324	1,183	698
Other investments	251	379	617	954
Total Interest Income	33,754	37,573	69,333	74,209
Interest Expense
Deposits	2,388	6,021	7,088	11,702
Other borrowings and subordinated debt and debentures	904	796	1,592	1,508
Total Interest Expense	3,292	6,817	8,680	13,210
Net Interest Income	30,462	30,756	60,653	60,999
Provision for loan losses	5,188	652	11,909	1,316
Net Interest Income After Provision for Loan Losses	25,274	30,104	48,744	59,683
Non-interest Income
Interchange income	2,526	2,604	4,983	4,959
Service charges on deposit accounts	1,623	2,800	4,214	5,440
Net gains on assets
Mortgage loans	17,642	4,302	26,482	7,913
Securities available for sale	-	-	253	304
Mortgage loan servicing, net	(3,022)	(1,907)	(8,322)	(3,122)
Other	1,598	2,106	3,761	4,370
Total Non-interest Income	20,367	9,905	31,371	19,864
Non-interest Expense
Compensation and employee benefits	16,279	15,931	32,788	32,282
Occupancy, net	2,159	2,131	4,619	4,636
Data processing	1,590	2,171	3,945	4,315
Furniture, fixtures and equipment	1,090	1,006	2,126	2,035
Communications	800	717	1,603	1,486
Interchange expense	726	753	1,585	1,441
Loan and collection	756	628	1,561	1,262
Advertising	364	627	1,047	1,299
Legal and professional	468	371	861	740
FDIC deposit insurance	430	342	800	710
Other	2,684	1,915	5,130	4,376
Total Non-interest Expense	27,346	26,592	56,065	54,582
Income Before Income Tax	18,295	13,417	24,050	24,965
Income tax expense	3,523	2,687	4,468	4,854
Net Income	$14,772	$10,730	$19,582	$20,111
Net Income Per Common Share
Basic	$0.67	$0.47	$0.89	$0.86
Diluted	$0.67	$0.46	$0.88	$0.85

See notes to interim condensed consolidated financial statements (unaudited)

Index

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(unaudited - In thousands)

Net income	$14,772	$10,730	$19,582	$20,111
Other comprehensive income
Securities available for sale
Unrealized gains arising during period	10,522	3,920	9,924	9,284
Change in unrealized gains and losses for which a portion of other than temporary impairment has been recognized in earnings	88	-	(81)	(2)
Reclassification adjustments for gains included in earnings	-	-	(253)	(137)
Unrealized gains recognized in other comprehensive income on securities available for sale	10,610	3,920	9,590	9,145
Income tax expense	2,228	823	2,014	1,920
Unrealized gains recognized in other comprehensive income on securities available for sale, net of tax	8,382	3,097	7,576	7,225
Derivative instruments
Unrealized gain (loss) arising during period	78	(756)	(328)	(1,668)
Reclassification adjustment for (income) expense recognized in earnings	261	(142)	336	(291)
Unrealized gains (losses) recognized in other comprehensive income on derivative instruments	339	(898)	8	(1,959)
Income tax expense (benefit)	71	(187)	2	(411)
Unrealized gains (losses) recognized in other comprehensive income on derivative instruments, net of tax	268	(711)	6	(1,548)

Other comprehensive income	8,650	2,386	7,582	5,677
Comprehensive income	$23,422	$13,116	$27,164	$25,788

See notes to interim condensed consolidated financial statements (unaudited)

Index

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2020	2019
	(unaudited - In thousands)
Net Income	$19,582	$20,111
Adjustments to Reconcile Net Income to Net Cash From Operating Activities
Proceeds from the sale of equity securities at fair value	-	560
Proceeds from sales of loans held for sale	637,682	222,953
Disbursements for loans held for sale	(625,106)	(233,170)
Provision for loan losses	11,909	1,316
Deferred income tax expense (benefit)	(2,427)	1,524
Net deferred loan (fees) costs	7,433	(1,947)
Net depreciation, amortization of intangible assets and premiums and accretion of discounts on securities, loans and interest bearing deposits - time	4,124	2,906
Net gains on mortgage loans	(26,482)	(7,913)
Net gains on securities available for sale	(253)	(304)
Share based compensation	1,009	888
(Increase) decrease in accrued income and other assets	3,596	(3,112)
Increase in accrued expenses and other liabilities	12,886	10,125
Total Adjustments	24,371	(6,174)
Net Cash From Operating Activities	43,953	13,937
Cash Flow Used in Investing Activities
Proceeds from the sale of securities available for sale	36,593	42,236
Proceeds from maturities, prepayments and calls of securities available for sale	111,349	76,579
Purchases of securities available for sale	(447,645)	(81,639)
Proceeds from the maturity of interest bearing deposits - time	350	100
Purchase of Federal Home Loan Bank stock	(68)	-
Net increase in portfolio loans (loans originated, net of principal payments)	(181,765)	(152,256)
Proceeds from the sale of portfolio loans	2,395	40,630
Proceeds from bank-owned life insurance	945	-
Proceeds from the sale of other real estate and repossessed assets	262	808
Capital expenditures	(1,653)	(1,542)
Net Cash Used in Investing Activities	(479,237)	(75,084)
Cash Flow From Financing Activities
Net increase in total deposits	448,398	65,457
Net increase (decrease) in other borrowings	(25,004)	550
Proceeds from Federal Home Loan Bank Advances	239,254	27,000
Payments of Federal Home Loan Bank Advances	(252,910)	(12,143)
Proceeds from issuance of subordinated debt, net of issuance costs	39,277	-
Dividends paid	(8,855)	(8,458)
Proceeds from issuance of common stock	11	282
Repurchase of common stock	(13,784)	(25,782)
Share based compensation withholding obligation	(591)	(866)
Net Cash From Financing Activities	425,796	46,040
Net Decrease in Cash and Cash Equivalents	(9,488)	(15,107)
Cash and Cash Equivalents at Beginning of Period	65,304	70,244
Cash and Cash Equivalents at End of Period	$55,816	$55,137
Cash paid during the period for
Interest	$9,126	$13,188
Income taxes	-	2,457
Operating leases	936	1,127
Transfers to other real estate and repossessed assets	66	1,420
Purchase of securities available for sale not yet settled	2,450	645
Securitization of portfolio loans	26,325	29,790
Right of use assets obtained in exchange for lease obligations	116	7,703

See notes to interim condensed consolidated financial statements (unaudited)

Index

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(Dollars in thousands, except per share amounts)
Balances at April 1, 2020	$338,528	$1,944	$(4,854)	$335,618
Net income, three months ended June 30, 2020	-	14,772	-	14,772
Cash dividends declared, $0.20 per share	-	(4,378)	-	(4,378)
Issuance of 350 shares of common stock	-	-	-	-
Share based compensation (issuance of zero shares of common stock)	462	-	-	462
Share based compensation withholding obligation (withholding of 156 shares of common stock)	(1)	-	-	(1)
Other comprehensive income	-	-	8,650	8,650
Balances at June 30, 2020	$338,989	$12,338	$3,796	$355,123

Balances at April, 1 2019	$374,678	$(23,135)	$(6,817)	$344,726
Net income, three months ended June 30, 2019	-	10,730	-	10,730
Cash dividends declared, $0.18 per share	-	(4,212)	-	(4,212)
Repurchase of 1,063,901 shares of common stock	(23,252)	-	-	(23,252)
Share based compensation (issuance of 2,498 shares of common stock)	468	-	-	468
Other comprehensive income	-	-	2,386	2,386
Balances at June 30, 2019	$351,894	$(16,617)	$(4,431)	$330,846

Balances at January 1, 2020	$352,344	$1,611	$(3,786)	$350,169
Net income,six months ended June 30, 2020	-	19,582	-	19,582
Cash dividends declared, $0.40 per share	-	(8,855)	-	(8,855)
Repurchase of 678,929 shares of common stock	(13,784)	-	-	(13,784)
Issuance of 11,917 shares of common stock	11	-	-	11
Share based compensation (issuance of 93,882 shares of common stock)	1,009	-	-	1,009
Share based compensation withholding obligation (withholding of 28,330 shares of common stock)	(591)	-	-	(591)
Other comprehensive income	-	-	7,582	7,582
Balances at June 30, 2020	$338,989	$12,338	$3,796	$355,123

Balances at January 1, 2019	$377,372	$(28,270)	$(10,108)	$338,994
Net income, six months ended June 30, 2019	-	20,111	-	20,111
Cash dividends declared, $0.36 per share	-	(8,458)	-	(8,458)
Repurchase of 1,179,688 shares of common stock	(25,782)	-	-	(25,782)
Issuance of 68,399 shares of common stock	282	-	-	282
Share based compensation (issuance of 86,626 shares of common stock)	888	-	-	888
Share based compensation withholding obligation (withholding of 56,286 shares of common stock)	(866)	-	-	(866)
Other comprehensive income	-	-	5,677	5,677
Balances at June 30, 2019	$351,894	$(16,617)	$(4,431)	$330,846

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of June 30, 2020 and December 31, 2019, and the results of operations for the three and six-month periods ended June 30, 2020 and 2019.  The results of operations for the three and six-month periods ended June 30, 2020, are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made in the prior period condensed consolidated financial statements to conform to the current period presentation.  Our critical accounting policies include the determination of the allowance for loan losses and the valuation of capitalized mortgage loan servicing rights.  Refer to our 2019 Annual Report on Form 10-K for a disclosure of our accounting policies.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
We began evaluating this ASU in 2016 and established a company-wide, cross-discipline governance structure, which provides implementation oversight. We continued to test and refine our current expected credit loss models that satisfied the requirements of this ASU. Oversight and testing, as well as efforts to meet expanded disclosure requirements, extended through the end of 2019.  We currently expect to estimate losses over approximately a two year forecast period using the Federal Open Market Committee median economic projections and other economic forecast sources, and then revert to longer term historical loss experience to estimate losses over more extended periods.  We were originally required to adopt this ASU on January 1, 2020 but section 4014 of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act allows for temporary relief from applying this ASU.  Under the CARES Act we may delay the adoption of this ASU until the earlier of the termination of the national emergency that President Trump declared on March 13, 2020, or December 31, 2020.  As such, we have chosen to delay the adoption of this ASU and continue to utilize the existing incurred loss impairment methodology to calculate our allowance for loan losses and our provision for loan losses as required under Accounting Standards Codification 310 (Receivables). When we adopt this ASU as required under the CARES act we will do so retrospectively to January 1, 2020.

We expect to recognize a one-time cumulative effect adjustment at January 1, 2020 increasing the allowance for loan losses.  We are estimating an increase to the allowance for loan losses at that time to be in the range of $8.0 million to $10.0 million primarily driven by the longer contractual maturities of our mortgage and consumer installment loan portfolio segments. In addition, we currently expect this ASU to increase the allowance for losses related to unfunded loan commitments between $1.0 million and $2.0 million. The ultimate impact of adopting this ASU, and at each subsequent reporting period, is highly dependent on credit quality, economic forecasts and conditions, composition of our loan portfolios and securities available for sale, along with other management judgements. The transition adjustment to record the allowance for credit losses may fall outside of our estimated increase based on the finalization of assumptions including qualitative adjustments and the economic forecast used in calculating the allowance for credit losses upon the adoption of CECL.

We do not expect a material allowance for credit losses to be recorded on securities available for sale upon adoption of this ASU.

In August 2018, the FASB issued ASU 2018-13, ‘‘Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement’’. This new ASU amends disclosure requirements in Topic 820 to eliminate, add and modify certain disclosure requirements for fair value measurements as part of its disclosure framework project. The amended guidance eliminates the requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the entity’s policy for the timing of transfers between levels of the fair value hierarchy and the entity’s valuation processes for Level 3 fair value measurements. The amended guidance adds the requirements to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements of instruments held at the end of the reporting period and for recurring and nonrecurring Level 3 fair value measurements, the range and weighted average used to develop significant unobservable inputs and how the weighted average was calculated, with certain exceptions. This amended guidance was effective for us on January 1, 2020, and did not have a material impact on our consolidated operating results or financial condition.

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

3.	Securities

Securities available for sale consist of the following:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
June 30, 2020
U.S. agency	$12,185	$289	$34	$12,440
U.S. agency residential mortgage-backed	287,751	5,413	234	292,930
U.S. agency commercial mortgage-backed	8,973	395	-	9,368
Private label mortgage-backed	40,862	939	450	41,351
Other asset backed	226,307	1,021	1,055	226,273
Obligations of states and political subdivisions	202,105	5,620	170	207,555
Corporate	61,306	3,145	267	64,184
Trust preferred	1,969	-	308	1,661
Foreign government	500	18	-	518
Total	$841,958	$16,840	$2,518	$856,280

December 31, 2019
U.S. agency	$14,591	$89	$19	$14,661
U.S. agency residential mortgage-backed	226,130	1,910	278	227,762
U.S. agency commercial mortgage-backed	10,671	113	28	10,756
Private label mortgage-backed	39,248	544	99	39,693
Other asset backed	94,158	103	375	93,886
Obligations of states and political subdivisions	94,499	1,724	121	96,102
Corporate	31,904	1,296	5	33,195
Trust preferred	1,968	-	125	1,843
Foreign government	499	3	-	502
Total	$513,668	$5,782	$1,050	$518,400

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Our investments’ gross unrealized losses and fair values aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

June 30, 2020
U.S. agency	$2,041	$6	$2,350	$28	$4,391	$34
U.S. agency residential mortgage-backed	55,329	220	4,859	14	60,188	234
Private label mortgage-backed	16,768	401	240	49	17,008	450
Other asset backed	24,297	408	20,402	647	44,699	1,055
Obligations of states and political subdivisions	19,344	130	2,084	40	21,428	170
Corporate	10,146	267	-	-	10,146	267
Trust preferred	-	-	1,661	308	1,661	308
Total	$127,925	$1,432	$31,596	$1,086	$159,521	$2,518

December 31, 2019
U.S. agency	$2,782	$8	$2,712	$11	$5,494	$19
U.S. agency residential mortgage-backed	56,377	126	13,551	152	69,928	278
U.S. agency commercial mortgage-backed	3,284	24	659	4	3,943	28
Private label mortgage-backed	16,387	55	343	44	16,730	99
Other asset backed	34,027	233	13,839	142	47,866	375
Obligations of states and political subdivisions	15,666	84	5,396	37	21,062	121
Corporate	2,125	5	-	-	2,125	5
Trust preferred	-	-	1,843	125	1,843	125
Total	$130,648	$535	$38,343	$515	$168,991	$1,050

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
U.S. agency and U.S. agency residential mortgage-backed securities — at June 30, 2020, we had 29 U.S. agency and 38 U.S. agency residential mortgage-backed securities whose fair value is less than amortized cost. The  unrealized losses are largely attributed to widening spreads to Treasury bonds since acquisition.

Private label mortgage backed, other asset backed and corporate securities — at June 30, 2020, we had 23 private label mortgage backed, 66 other asset backed and 10 corporate securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening since acquisition.

Two private label mortgage-backed securities (discussed further below) were reviewed for other than temporary impairment (‘‘OTTI’’) utilizing a cash flow projection. The cash flow analysis forecasts cash flow from the underlying loans in each transaction and then applies these cash flows to the bonds in the securitization.

Obligations of states and political subdivisions — at June 30, 2020, we had 15 municipal securities whose fair value is less than amortized cost. The unrealized losses are primarily due to wider benchmark pricing spreads since acquisition.

Trust preferred securities — at June 30, 2020, we had two trust preferred securities whose fair value is less than amortized cost. Both of our trust preferred securities are single issue securities issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities has suffered from credit spread widening. One of the securities is rated by a major rating agency as investment grade while the other one is non-rated. The non-rated issue is a relatively small bank and was never rated. The issuer of this non-rated trust preferred security, which had a total amortized cost of $1.0 million and total fair value of $0.80 million as of June 30, 2020, continues to have satisfactory credit metrics and make interest payments.

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

We recorded no credit related OTTI charges in our Condensed Consolidated Statements of Operations related to securities available for sale during the three and six month periods ended June 30, 2020 and 2019, respectively.

At June 30, 2020, two private label mortgage-backed securities had credit related OTTI and are summarized as follows:

	Senior Security	Super Senior Security	Total
	(In thousands)

Fair value	$468	$542	$1,010
Amortized cost	445	395	840
Non-credit unrealized loss	-	-	-
Unrealized gain	23	147	170
Cumulative credit related OTTI	757	457	1,214

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Both of these securities are receiving principal and interest payments similar to principal reductions in the underlying collateral and have unrealized gains at June 30, 2020. The original amortized cost (current amortized cost excluding cumulative credit related OTTI) for each of these securities has been permanently adjusted downward for previously recorded credit related OTTI. The unrealized loss (based on original amortized cost) for both of these securities is now less than previously recorded credit related OTTI amounts.

A roll forward of credit losses recognized in earnings on securities available for sale follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Balance at beginning of period	$1,214	$1,594	$1,214	$1,594
Additions to credit losses on securities for which no previous OTTI was recognized	-	-	-	-
Increases to credit losses on securities for which OTTI was previously recognized	-	-	-	-
Balance at end of period	$1,214	$1,594	$1,214	$1,594

The amortized cost and fair value of securities available for sale at June 30, 2020, by contractual maturity, follow:

	Amortized Cost	Fair Value
	(In thousands)
Maturing within one year	$18,298	$18,412
Maturing after one year but within five years	75,085	77,526
Maturing after five years but within ten years	55,718	58,911
Maturing after ten years	128,964	131,509
	278,065	286,358
U.S. agency residential mortgage-backed	287,751	292,930
U.S. agency commercial mortgage-backed	8,973	9,368
Private label mortgage-backed	40,862	41,351
Other asset backed	226,307	226,273
Total	$841,958	$856,280

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

		Realized
	Proceeds	Gains	Losses
	(In thousands)
2020	$36,593	$253	$-
2019	42,236	169	32

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Certain preferred stocks which were all sold during the first quarter of 2019 had been classified as equity securities at fair value in our Condensed Consolidated Statement of Financial Condition.  During the six months ended June 30, 2019 we recognized gains on these preferred stocks of $0.167 million that are included in net gains on securities in the Condensed Consolidated Statements of Operations.

4.	Loans

Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent and historical loss experience, current economic conditions and other pertinent factors.

An analysis of the allowance for loan losses by portfolio segment for the three months ended June 30, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2020
Balance at beginning of period	$10,212	$7,416	$1,258	$13,609	$32,495
Additions (deductions)
Provision for loan losses	1,461	(130)	175	3,682	5,188
Recoveries credited to the allowance	1,058	90	207	-	1,355
Loans charged against the allowance	(4,000)	(115)	(423)	-	(4,538)
Balance at end of period	$8,731	$7,261	$1,217	$17,291	$34,500

2019
Balance at beginning of period	$7,518	$8,412	$1,251	$8,073	$25,254
Additions (deductions)
Provision for loan losses	475	(386)	209	354	652
Recoveries credited to the allowance	378	327	184	-	889
Loans charged against the allowance	(250)	(291)	(351)	-	(892)
Balance at end of period	$8,121	$8,062	$1,293	$8,427	$25,903

An analysis of the allowance for loan losses by portfolio segment for the six months ended June 30, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2020
Balance at beginning of period	$7,922	$8,216	$1,283	$8,727	$26,148
Additions (deductions)
Provision for loan losses	3,679	(638)	304	8,564	11,909
Recoveries credited to the allowance	1,166	207	381	-	1,754
Loans charged against the allowance	(4,036)	(524)	(751)	-	(5,311)
Balance at end of period	$8,731	$7,261	$1,217	$17,291	$34,500

2019
Balance at beginning of period	$7,090	$7,978	$895	$8,925	$24,888
Additions (deductions)
Provision for loan losses	895	187	732	(498)	1,316
Recoveries credited to the allowance	505	551	401	-	1,457
Loans charged against the allowance	(369)	(654)	(735)	-	(1,758)
Balance at end of period	$8,121	$8,062	$1,293	$8,427	$25,903

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Allowance for loan losses and recorded investment in loans by portfolio segment follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
June 30, 2020
Allowance for loan losses:
Individually evaluated for impairment	$2,768	$4,338	$254	$-	$7,360
Collectively evaluated for impairment	5,963	2,923	963	17,291	27,140
Loans acquired with deteriorated credit quality	-	-	-	-	-
Total ending allowance for loan losses balance	$8,731	$7,261	$1,217	$17,291	$34,500

Loans
Individually evaluated for impairment	$18,913	$41,680	$2,645		$63,238
Collectively evaluated for impairment	1,345,774	1,003,774	460,261		2,809,809
Loans acquired with deteriorated credit quality	1,281	560	305		2,146
Total loans recorded investment	1,365,968	1,046,014	463,211		2,875,193
Accrued interest included in recorded investment	3,012	4,330	1,188		8,530
Total loans	$1,362,956	$1,041,684	$462,023		$2,866,663

December 31, 2019
Allowance for loan losses:
Individually evaluated for impairment	$1,031	$4,863	$261	$-	$6,155
Collectively evaluated for impairment	6,891	3,353	1,022	8,727	19,993
Loans acquired with deteriorated credit quality	-	-	-	-	-
Total ending allowance for loan losses balance	$7,922	$8,216	$1,283	$8,727	$26,148

Loans
Individually evaluated for impairment	$9,393	$43,574	$2,925		$55,892
Collectively evaluated for impairment	1,158,906	1,058,917	457,370		2,675,193
Loans acquired with deteriorated credit quality	1,394	575	316		2,285
Total loans recorded investment	1,169,693	1,103,066	460,611		2,733,370
Accrued interest included in recorded investment	2,998	4,155	1,194		8,347
Total loans	$1,166,695	$1,098,911	$459,417		$2,725,023

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow(1):

	90+ and Still Accruing	Non- Accrual	Total Non- Performing Loans
	(In thousands)
June 30, 2020
Commercial
Commercial and industrial (2)	$-	$1,251	$1,251
Commercial real estate	-	3,583	3,583
Mortgage
1-4 family owner occupied - jumbo	-	751	751
1-4 family owner occupied - non-jumbo (3)	5	2,789	2,794
1-4 family non-owner occupied	-	1,573	1,573
1-4 family - 2nd lien	-	1,381	1,381
Resort lending	-	404	404
Installment
Boat lending	-	142	142
Recreational vehicle lending	-	74	74
Other	-	386	386
Total recorded investment	$5	$12,334	$12,339
Accrued interest included in recorded investment	$-	$-	$-

December 31, 2019
Commercial
Commercial and industrial (2)	$-	$565	$565
Commercial real estate	-	735	735
Mortgage
1-4 family owner occupied - jumbo	-	1,179	1,179
1-4 family owner occupied - non-jumbo (3)	-	3,540	3,540
1-4 family non-owner occupied	-	1,039	1,039
1-4 family - 2nd lien	-	979	979
Resort lending	-	690	690
Installment
Boat lending	-	332	332
Recreational vehicle lending	-	3	3
Other	-	470	470
Total recorded investment	$-	$9,532	$9,532
Accrued interest included in recorded investment	$-	$-	$-

(1)	Non-performing loans exclude purchase credit impaired loans.
(2)	Non-performing commercial and industrial loans exclude $0.053 million and $0.077 million of government guaranteed loans at June 30, 2020 and December 31, 2019, respectively.
(3)	Non-performing 1-4 family owner occupied – non jumbo loans exclude $0.551 million and $0.569 million of government guaranteed loans at June 30, 2020 and December 31, 2019, respectively.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
An aging analysis of loans by class follows:

	Loans Past Due				Loans not	Total
	30-59 days	60-89 days	90+ days	Total	Past Due	Loans
	(In thousands)
June 30, 2020
Commercial
Commercial and industrial	$271	$68	$70	$409	$763,296	$763,705
Commercial real estate	-	2,907	-	2,907	599,356	602,263
Mortgage
1-4 family owner occupied - jumbo	1,236	-	632	1,868	422,393	424,261
1-4 family owner occupied - non-jumbo	1,927	328	1,212	3,467	284,411	287,878
1-4 family non-owner occupied	1,481	387	848	2,716	160,046	162,762
1-4 family - 2nd lien	500	489	628	1,617	105,073	106,690
Resort lending	392	258	373	1,023	63,400	64,423
Installment
Boat lending	748	45	72	865	205,724	206,589
Recreational vehicle lending	161	26	46	233	157,396	157,629
Other	388	183	279	850	98,143	98,993
Total	$7,104	$4,691	$4,160	$15,955	$2,859,238	$2,875,193
Accrued interest included in recorded investment	$91	$24	$-	$115	$8,415	$8,530

December 31, 2019
Commercial
Commercial and industrial	$-	$289	$102	$391	$564,480	$564,871
Commercial real estate	177	-	735	912	603,910	604,822
Mortgage
1-4 family owner occupied - jumbo	1,757	1,037	-	2,794	398,759	401,553
1-4 family owner occupied - non-jumbo	2,672	852	1,387	4,911	342,349	347,260
1-4 family non-owner occupied	695	136	623	1,454	168,083	169,537
1-4 family - 2nd lien	909	90	386	1,385	115,157	116,542
Resort lending	364	53	565	982	67,192	68,174
Installment
Boat lending	337	107	88	532	202,750	203,282
Recreational vehicle lending	161	97	3	261	153,184	153,445
Other	377	275	202	854	103,030	103,884
Total recorded investment	$7,449	$2,936	$4,091	$14,476	$2,718,894	$2,733,370
Accrued interest included in recorded investment	$74	$34	$-	$108	$8,239	$8,347

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Impaired loans are as follows:

	June 30, 2020	December 31, 2019
Impaired loans with no allocated allowance for loan losses	(In thousands)
Troubled debt restructurings ("TDR")	$280	$337
Non - TDR	1,542	1,550
Impaired loans with an allocated allowance for loan losses
TDR - allowance based on collateral	15,221	1,587
TDR - allowance based on present value cash flow	40,282	48,798
Non - TDR - allowance based on collateral	5,572	3,365
Total impaired loans	$62,897	$55,637

Amount of allowance for loan losses allocated
TDR - allowance based on collateral	$2,166	$542
TDR - allowance based on present value cash flow	3,960	4,641
Non - TDR - allowance based on collateral	1,234	972
Total amount of allowance for loan losses allocated	$7,360	$6,155

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Impaired loans by class  are as follows:

	June 30, 2020			December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance For Loan Losses	Recorded Investment	Unpaid Principal Balance	Related Allowance For Loan Losses
With no related allowance for loan losses recorded:	(In thousands)
Commercial
Commercial and industrial	$84	$84	$-	$257	$257	$-
Commercial real estate	-	-	-	796	796	-
Mortgage
1-4 family owner occupied - jumbo	632	632	-	-	-	-
1-4 family owner occupied - non-jumbo	424	448	-	212	217	-
1-4 family non-owner occupied	321	480	-	214	366	-
1-4 family - 2nd lien	364	364	-	407	438	-
Resort lending	-	-	-	-	-	-
Installment
Boat lending	-	-	-	-	-	-
Recreational vehicle lending	-	-	-	-	-	-
Other	-	-	-	1	41	-
	1,825	2,008	-	1,887	2,115	-
With an allowance for loan losses recorded:
Commercial
Commercial and industrial	2,409	2,510	653	1,655	1,706	453
Commercial real estate	16,420	20,934	2,115	6,685	6,661	578
Mortgage
1-4 family owner occupied - jumbo	525	887	52	1,447	1,445	91
1-4 family owner occupied - non-jumbo	22,334	23,092	2,462	10,163	10,695	1,031
1-4 family non-owner occupied	4,942	5,401	543	4,962	5,542	572
1-4 family - 2nd lien	575	579	116	14,059	15,243	1,695
Resort lending	11,563	12,017	1,165	12,110	12,263	1,474
Installment
Boat lending	72	99	25	-	-	-
Recreational vehicle lending	90	105	19	-	-	-
Other	2,483	2,630	210	2,924	3,153	261
	61,413	68,254	7,360	54,005	56,708	6,155
Total
Commercial
Commercial and industrial	2,493	2,594	653	1,912	1,963	453
Commercial real estate	16,420	20,934	2,115	7,481	7,457	578
Mortgage
1-4 family owner occupied - jumbo	1,157	1,519	52	1,447	1,445	91
1-4 family owner occupied - non-jumbo	22,758	23,540	2,462	10,375	10,912	1,031
1-4 family non-owner occupied	5,263	5,881	543	5,176	5,908	572
1-4 family - 2nd lien	939	943	116	14,466	15,681	1,695
Resort lending	11,563	12,017	1,165	12,110	12,263	1,474
Installment
Boat lending	72	99	25	-	-	-
Recreational vehicle lending	90	105	19	-	-	-
Other	2,483	2,630	210	2,925	3,194	261
Total	$63,238	$70,262	$7,360	$55,892	$58,823	$6,155

Accrued interest included in recorded investment	$341			$255

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Average recorded investment in and interest income earned on impaired loans by class for the three month periods ending June 30, follows:

	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance for loan losses recorded:	(In thousands)
Commercial
Commercial and industrial	$84	$1	$-	$-
Commercial real estate	-	-	-	-
Mortgage
1-4 family owner occupied - jumbo	316	-	-	-
1-4 family owner occupied - non-jumbo	482	1	180	2
1-4 family non-owner occupied	355	3	304	-
1-4 family - 2nd lien	374	-	-	-
Resort lending	77	-	-	-
Installment
Boat lending	-	-	-	-
Recreational vehicle lending	-	-	-	-
Other	-	-	-	-
	1,688	5	484	2
With an allowance for loan losses recorded:
Commercial
Commercial and industrial	2,409	29	2,418	16
Commercial real estate	15,988	288	5,587	83
Mortgage
1-4 family owner occupied - jumbo	1,187	11	633	10
1-4 family owner occupied - non-jumbo	22,249	273	12,343	155
1-4 family non-owner occupied	4,774	52	18,510	251
1-4 family - 2nd lien	694	2	556	3
Resort lending	11,554	92	12,680	147
Installment
Boat lending	74	-	67	-
Recreational vehicle lending	110	-	67	-
Other	2,546	35	3,258	43
	61,585	782	56,119	708
Total
Commercial
Commercial and industrial	2,493	30	2,418	16
Commercial real estate	15,988	288	5,587	83
Mortgage
1-4 family owner occupied - jumbo	1,503	11	633	10
1-4 family owner occupied - non-jumbo	22,731	274	12,523	157
1-4 family non-owner occupied	5,129	55	18,814	251
1-4 family - 2nd lien	1,068	2	556	3
Resort lending	11,631	92	12,680	147
Installment
Boat lending	74	-	67	-
Recreational vehicle lending	110	-	67	-
Other	2,546	35	3,258	43
Total	$63,273	$787	$56,603	$710

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Average recorded investment in and interest income earned on impaired loans by class for the six month periods ending June 30, follows:

	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance for loan losses recorded:	(In thousands)
Commercial
Commercial and industrial	$142	$2	$-	$-
Commercial real estate	199	-	-	-
Mortgage
1-4 family owner occupied - jumbo	211	-	-	-
1-4 family owner occupied - non-jumbo	392	4	120	2
1-4 family non-owner occupied	308	3	204	-
1-4 family - 2nd lien	385	-	-	-
Resort lending	51	-	-	-
Installment
Boat lending	-	-	-	-
Recreational vehicle lending	-	-	-	-
Other	-	-	-	-
	1,688	9	324	2
With an allowance for loan losses recorded:
Commercial
Commercial and industrial	2,158	67	2,824	36
Commercial real estate	12,887	511	5,411	150
Mortgage
1-4 family owner occupied - jumbo	1,273	28	1,106	37
1-4 family owner occupied - non-jumbo	18,220	624	19,683	511
1-4 family non-owner occupied	4,837	118	11,171	315
1-4 family - 2nd lien	5,149	6	423	6
Resort lending	11,739	233	12,896	322
Installment
Boat lending	49	-	44	-
Recreational vehicle lending	73	1	71	1
Other	2,672	76	3,269	95
	59,057	1,664	56,898	1,473
Total
Commercial
Commercial and industrial	2,300	69	2,824	36
Commercial real estate	13,086	511	5,411	150
Mortgage
1-4 family owner occupied - jumbo	1,484	28	1,106	37
1-4 family owner occupied - non-jumbo	18,612	628	19,803	513
1-4 family non-owner occupied	5,145	121	11,375	315
1-4 family - 2nd lien	5,534	6	423	6
Resort lending	11,790	233	12,896	322
Installment
Boat lending	49	-	44	-
Recreational vehicle lending	73	1	71	1
Other	2,672	76	3,269	95
Total	$60,745	$1,673	$57,222	$1,475

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance.

TDRs follow:

	June 30, 2020
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDRs	$13,973	$38,554		$52,527
Non-performing TDRs (2)	1,234	2,022	(3)	3,256
Total	$15,207	$40,576		$55,783

	December 31, 2019
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDRs	$7,974	$39,601		$47,575
Non-performing TDRs (2)	540	2,607	(3)	3,147
Total	$8,514	$42,208		$50,722

(1)	Retail loans include mortgage and installment loan portfolio segments.
(2)	Included in non-performing loans table above.
(3)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

We allocated $6.1 million and $5.2 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDR”) at June 30, 2020 and December 31, 2019, respectively.

During the six months ended June 30, 2020 and 2019, the terms of certain loans were modified as TDRs. The modification of the terms of such loans generally included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Modifications involving a reduction of the stated interest rate of the loan have generally been for periods ranging from 9 months to 36 months but have extended to as much as 480 months in certain circumstances. Modifications involving an extension of the maturity date have generally been for periods ranging from 1 month to 60 months but have extended to as much as 360 months in certain circumstances.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Loans that have been classified as TDRs during the three-month periods ended June 30 follow:

	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
	(Dollars in thousands)
2020
Commercial
Commercial and industrial	6	$1,108	$1,108
Commercial real estate	1	5,835	5,835
Mortgage
1-4 family owner occupied - jumbo	-	-	-
1-4 family owner occupied - non-jumbo	1	54	58
1-4 family non-owner occupied	-	-	-
1-4 family - 2nd lien	2	45	46
Resort lending	-	-	-
Installment
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	-	-	-
Total	10	$7,042	$7,047

2019
Commercial
Commercial and industrial	-	$-	$-
Commercial real estate	2	1,329	1,329
Mortgage
1-4 family owner occupied - jumbo	-	-	-
1-4 family owner occupied - non-jumbo	-	-	-
1-4 family non-owner occupied	1	506	505
1-4 family - 2nd lien	-	-	-
Resort lending	-	-	-
Installment
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	4	100	102
Total	7	$1,935	$1,936

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Loans that have been classified as TDRs during the six-month periods ended June 30 follow:

	Number of Contracts	Pre-modification Balance	Post-modification Balance
	(Dollars in thousands)
2020
Commercial
Commercial and industrial	7	$1,207	$1,207
Commercial real estate	4	7,012	7,012
Mortgage
1-4 family owner occupied - jumbo	-	-	-
1-4 family owner occupied - non-jumbo	2	103	108
1-4 family non-owner occupied	1	59	62
1-4 family - 2nd lien	2	45	46
Resort lending	-	-	-
Installment
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	1	33	34
Total	17	$8,459	$8,469

2019
Commercial
Commercial and industrial	1	$49	$49
Commercial real estate	2	1,329	1,329
Mortgage
1-4 family owner occupied - jumbo	-	-	-
1-4 family owner occupied - non-jumbo	1	281	281
1-4 family non-owner occupied	1	506	505
1-4 family - 2nd lien	-	-	-
Resort lending	-	-	-
Installment
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	6	160	163
Total	11	$2,325	$2,327

The troubled debt restructurings described above for 2020 decreased the allowance for loan losses by $0.02 million and resulted in zero charge offs during the three months ended June 30, 2020, and increased the allowance for loan losses by $0.20 million and resulted in zero charge offs during the six months ended June 30, 2020.

The troubled debt restructurings described above for 2019 increased the allowance for loan losses by $0.04 million and resulted in zero charge offs during the three months ended June 30, 2019, and increased the allowance for loan losses by $0.05 million and resulted in zero charge offs during the six months ended June 30, 2019.

There were no troubled debt restructurings that subsequently defaulted within twelve months following the modification during the three and six months periods ended June 30, 2020 and 2019.

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

Non-TDR Loan Modifications and Paycheck Protection Program (“PPP”) due to COVID-19 - On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”.  This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19.  The guidance goes on to explain that in consultation with the Financial Accounting Standards Board staff that the federal banking agencies conclude that short-term modifications (e.g. six months or less) made on a good faith basis to borrowers who were current as of the implementation date of a relief program are not TDRs.  In addition, on March 27, 2020, President Trump signed the CARES Act.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs.  We are assisting both commercial and retail (mortgage and installment) borrowers with reduced or suspended payments. Commercial loan accommodations are typically a three month interest-only period while retail loan  (mortgage and installment) forbearances have primarily been payment suspensions for three months. For loans subject to these forbearance agreements  each borrower is required to resume making regularly scheduled loan payments at the end of the forbearance period.  The deferred principal and interest will be repaid based upon individualized agreements.  Options for repayment include separate repayment plans, extending the term of the loan or re-amortizing the loan based upon the affordability of the payment in relationship to a reduced income.  While some borrowers may elect to make a lump sum payment, we anticipate the majority will require some type of repayment plan.  During the forbearance period, the loan will not be reported as past due in keeping with the guidance discussed previously.

A summary of accommodations entered into under this guidance as of June 30, 2020 follows:

Commercial and Retail Loan COVID-19 Accomodations

	Covid-19 Accomodations			Total	% of Total
Loan Category	Customers (#)	Loans (#)	Loans ($)	Loans	Loans
	(Dollars in thousands)
Commercial	259	386	$210,486	$1,362,956	15.4%
Mortgage portfolio loans	388	388	81,212	1,041,684	7.8%
Installment & Other	280	280	7,459	462,023	1.6%
Total	927	1,054	$299,157	$2,866,663	10.4%
Mortgage loans serviced for others(1)	773	773	$114,839	$2,739,478	4.2%

1) We have delegated authority from all investors to grant these deferrals on their behalf.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The CARES Act also included an initial $349 billion loan program administered through the U.S. Small Business Administration (“SBA”) referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. We are participating as a lender in the PPP. The PPP opened on April 3, 2020 intending to provide American small businesses with eight weeks of cash-flow assistance through 100 percent federally guaranteed loans through the SBA. In late April 2020 the Paycheck Protection Program and Health Care Enhancement Act, added an another $310 billion in funding while the Paycheck Protection Program Flexibility Act made certain changes to the program, by allowing for more time to spend the funds, and making it easier to get a loan fully forgiven.  Most recently, the PPP Extension Act extended the PPP to August 8, 2020. As of June 30, 2020, we had 2,012 PPP loans outstanding with a total balance of $259.4 million.  PPP loans are included in the commercial and industrial class of the commercial loan segment.  As these loans are 100% guaranteed through the SBA allowance for loan losses recorded on these loans is zero.  We have received approximately 35 forgiveness applications that we expect to submit to the SBA once the SBA Forgiveness portal is activated.  Interest and fees on loans include $1.0 million for the second quarter and first six months of 2020, related to the accretion of net loan fees on PPP loans. No such accretion is included in the comparable prior year periods.  At June 30, 2020 we had $7.7 million of remaining unaccreted net fees related to PPP loans.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Rating 12: These loans are generally referred to as our “loss” commercial credits. This rating includes loans to borrowers that are deemed incapable of repayment and are charged-off.

The following table summarizes loan ratings by loan class for our commercial loan segment:

	Commercial
	Non-watch 1-6	Watch 7-8	Substandard Accrual 9	Non- Accrual 10-11	Total
			(In thousands)
June 30, 2020
Commercial and industrial	$719,372	$39,374	$3,708	$1,251	$763,705
Commercial real estate	583,060	4,827	10,793	3,583	602,263
Total	$1,302,432	$44,201	$14,501	$4,834	$1,365,968
Accrued interest included in total	$2,846	$109	$57	$-	$3,012

December 31, 2019
Commercial and industrial	$515,955	$44,384	$3,967	$565	$564,871
Commercial real estate	580,516	23,036	535	735	604,822
Total	$1,096,471	$67,420	$4,502	$1,300	$1,169,693
Accrued interest included in total	$2,763	$205	$30	$-	$2,998

For each of our mortgage and installment segment classes, we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated semi-annually.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables summarize credit scores by loan class for our mortgage and installment loan segments:

	Mortgage (1)
	1-4 Family Owner Occupied - Jumbo	1-4 Family Owner Occupied - Non-jumbo	1-4 Family Non-owner Occupied	1-4 Family 2nd Lien	Resort Lending	Total
	(In thousands)
June 30, 2020
_800 and above	$61,362	$45,892	$34,101	$14,203	$13,872	$169,430
_750-799	219,140	69,820	80,009	44,071	25,926	438,966
_700-749	91,257	82,755	27,631	29,110	13,507	244,260
_650-699	36,212	46,971	11,455	11,948	8,109	114,695
_600-649	12,173	21,487	5,213	3,707	1,589	44,169
_550-599	1,974	11,123	2,024	1,690	585	17,396
_500-549	2,143	7,798	996	1,425	644	13,006
_Under 500	-	2,032	1,333	536	191	4,092
_Unknown	-	-	-	-	-	-
_Total	$424,261	$287,878	$162,762	$106,690	$64,423	$1,046,014
Accrued interest included in total	$1,382	$1,687	$600	$363	$298	$4,330

December 31, 2019
_800 and above	$48,486	$43,848	$24,315	$13,905	$11,076	$141,630
_750-799	198,491	111,521	84,656	50,012	29,364	474,044
_700-749	106,609	95,064	34,839	30,697	14,626	281,835
_650-699	31,553	51,174	13,995	14,267	8,063	119,052
_600-649	13,230	21,938	5,897	4,097	2,074	47,236
_550-599	514	12,308	1,863	1,703	673	17,061
_500-549	1,519	7,940	1,870	1,281	889	13,499
_Under 500	641	2,208	533	511	79	3,972
_Unknown	510	1,259	1,569	69	1,330	4,737
_Total	$401,553	$347,260	$169,537	$116,542	$68,174	$1,103,066
Accrued interest included in total	$1,139	$1,662	$586	$502	$266	$4,155

(1)	Credit scores have been updated within the last twelve months.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
	Installment (1)
	Boat Lending	Recreational Vehicle Lending	Other	Total
	(In thousands)
June 30, 2020
_800 and above	$38,967	$29,267	$8,564	$76,798
_750-799	112,736	88,056	35,270	236,062
_700-749	39,533	30,177	26,061	95,771
_650-699	11,494	7,427	21,857	40,778
_600-649	2,378	1,692	4,085	8,155
_550-599	769	584	1,469	2,822
_500-549	367	316	909	1,592
_Under 500	345	110	240	695
_Unknown	-	-	538	538
_Total	$206,589	$157,629	$98,993	$463,211
Accrued interest included in total	$477	$364	$347	$1,188

December 31, 2019
_800 and above	$28,041	$24,470	$7,611	$60,122
_750-799	118,380	88,164	37,583	244,127
_700-749	41,490	31,055	27,204	99,749
_650-699	11,485	7,267	22,517	41,269
_600-649	2,254	1,411	4,470	8,135
_550-599	946	592	1,884	3,422
_500-549	377	464	1,127	1,968
_Under 500	309	22	284	615
_Unknown	-	-	1,204	1,204
_Total	$203,282	$153,445	$103,884	$460,611
Accrued interest included in total	$490	$378	$326	$1,194

(1)	Credit scores have been updated within the last twelve months.

Foreclosed residential real estate properties included in other real estate and repossessed assets on our Condensed Consolidated Statements of Financial Condition totaled $1.0 million and $1.2 million at June 30, 2020 and December 31, 2019, respectively.  Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $0.5 million and $0.7 million at June 30, 2020 and December 31, 2019, respectively.

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

	June 30, 2020	December 31, 2019
	(In thousands)
Commercial	$1,281	$1,394
Mortgage	560	575
Installment	305	316
Total carrying amount	2,146	2,285
Allowance for loan losses	-	-
Carrying amount, net of allowance for loan losses	$2,146	$2,285

The accretable difference on PCI loans is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans. Accretion recorded as loan interest income is included in the table below.  Accretable yield of PCI loans, or income expected to be collected follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
	(In thousands)		(In thousands)

Balance at beginning of period	$608	$788	$640	$462
New loans purchased	-	-	-	-
Accretion recorded as loan interest income	(35)	(39)	(67)	(78)
Reclassification from (to) nonaccretable difference	-	-	-	365
Displosals/other adjustments	-	-	-	-
Balance at end of period	$573	$749	$573	$749

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.	Shareholders’ Equity and Earnings Per Common Share

On December 17, 2019, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) to buy back up to 1,120,000 shares of our outstanding common stock through December 31, 2020.  Shares would be repurchased through open market transactions, though we could execute repurchases through other means, such as privately negotiated transactions.  The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, regulatory requirements, potential alternative uses for capital, and our financial performance. Given the impact and economic uncertainty of the COVID-19 pandemic our repurchase plan has been temporarily suspended. During the six month periods ended June 30, 2020 and 2019 repurchases were made totaling 678,929 shares and 1,179,688 shares of common stock, respectively, for an aggregate purchase price of $13.8 million and $25.8 million, respectively.

A reconciliation of basic and diluted net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Net income	$14,772	$10,730	$19,582	$20,111

Weighted average shares outstanding (1)	21,891	23,036	22,081	23,310
Stock units for deferred compensation plan for non-employee directors	109	128	119	130
Effect of stock options	84	112	92	119
Performance share units	29	37	33	39
Weighted average shares outstanding for calculation of diluted earnings per share	22,113	23,313	22,325	23,598

Net income per common share
Basic (1)	$0.67	$0.47	$0.89	$0.86
Diluted	$0.67	$0.46	$0.88	$0.85

(1)	Basic net income per common share includes weighted average common shares outstanding during the period and participating share awards.

Weighted average stock options outstanding that were not considered in computing diluted net income per common share because they were anti-dilutive were zero for the three and six month periods ended June 30, 2020 and 2019, respectively.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Our derivative financial instruments according to the type of hedge in which they are designated follows:

	June 30, 2020
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)

Fair value hedge designation - Pay-fixed interest rate swap agreements	$7,117	8.9	$(866)

Cash flow hedge designation - Pay-fixed interest rate swap agreements	$25,000	1.1	$(526)

No hedge designation
Rate-lock mortgage loan commitments	$187,358	0.1	$7,260
Mandatory commitments to sell mortgage loans	222,745	0.1	(632)
Pay-fixed interest rate swap agreements - commercial	144,828	4.8	(11,499)
Pay-variable interest rate swap agreements - commercial	144,828	4.8	11,499
Interest rate cap agreements	150,000	2.1	20
Purchased options	2,908	1.0	40
Written options	2,848	1.0	(40)
Total	$855,515	2.0	$6,648

	December 31, 2019
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Fair value hedge designation - Pay-fixed interest rate swap agreements	$7,117	9.4	$(242)

Cash flow hedge designation
Pay-fixed interest rate swap agreements	$25,000	1.6	$(174)
Interest rate cap agreements	150,000	2.6	214
Total	$175,000	2.5	$40

No hedge designation
Rate-lock mortgage loan commitments	$49,268	0.1	$1,412
Mandatory commitments to sell mortgage loans	95,363	0.1	(150)
Pay-fixed interest rate swap agreements - commercial	153,946	5.5	(3,641)
Pay-variable interest rate swap agreements - commercial	153,946	5.5	3,641
Purchased options	2,908	1.5	141
Written options	2,848	1.5	(139)
Total	$458,279	3.7	$1,264

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We use variable-rate and short-term fixed-rate (less than 12 months) debt obligations to fund a portion of our Condensed Consolidated Statements of Financial Condition, which exposes us to variability in interest rates. To meet our asset/liability management objectives, we may periodically enter into derivative financial instruments to mitigate exposure to fluctuations in cash flows resulting from changes in interest rates (“Cash Flow Hedges”).  Cash Flow Hedges included certain pay-fixed interest rate swaps and interest rate cap agreements.  Pay-fixed interest rate swaps convert the variable-rate cash flows on debt obligations to fixed-rates.  Under interest-rate cap agreements, we will receive cash if interest rates rise above a predetermined level. As a result, we effectively have variable-rate debt with an established maximum rate. We paid an upfront premium on interest rate caps which was recognized in earnings in the same period in which the hedged item affected earnings.  During the first quarter of 2020 we transferred all of our interest rate cap agreements to a no hedge designation and the $2.0 million unrealized loss which was included as a component of accumulated other comprehensive income (loss) at the time of the transfer will be reclassified into earnings over the remaining life of the interest rate cap agreements.  The interest rate caps are classified as a no hedge designation at June 30, 2020 and any changes in fair value since the transfer to the no hedge designation are recorded in earnings.

We record the fair value of Cash Flow Hedges in accrued income and other assets and accrued expenses and other liabilities on our Condensed Consolidated Statements of Financial Condition.  On an ongoing basis, we adjust our Condensed Consolidated Statements of Financial Condition to reflect the then current fair value of Cash Flow Hedges.  The related gains or losses are reported in other comprehensive income or loss and are subsequently reclassified into earnings as a yield adjustment in the same period in which the related interest on the hedged items (variable-rate debt obligations) affect earnings.  It is anticipated that approximately $1.2 million, of unrealized losses on Cash Flow Hedges at June 30, 2020 will be reclassified to earnings over the next twelve months.  The maximum term of Cash Flow Hedges at June 30, 2020 is 1.2 years.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	June 30, 2020		December 31, 2019		June 30, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments	-		-		-		-
Pay-fixed interest rate swap agreements	Other assets	$-	Other assets	$-	Other liabilities	$1,392	Other liabilities	$416
Interest rate cap agreements	Other assets	-	Other assets	214	Other liabilities	-	Other liabilities	-
		-		214		1,392		416

Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	7,260	Other assets	1,412	Other liabilities	-	Other liabilities	-
Mandatory commitments to sell mortgage loans	Other assets	-	Other assets	-	Other liabilities	632	Other liabilities	150
Pay-fixed interest rate swap agreements - commercial	Other assets	-	Other assets	28	Other liabilities	11,499	Other liabilities	3,669
Pay-variable interest rate swap agreements - commercial	Other assets	11,499	Other assets	3,669	Other liabilities	-	Other liabilities	28
Interest rate cap agreements	Other assets	20	Other assets	-	Other liabilities	-	Other liabilities	-
Purchased options	Other assets	40	Other assets	141	Other liabilities	-	Other liabilities	-
Written options	Other assets	-	Other assets	-	Other liabilities	40	Other liabilities	139
		18,819		5,250		12,171		3,986
Total derivatives		$18,819		$5,464		$13,563		$4,402

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

Three Month Periods Ended June 30,
	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)		Location of Gain (Loss) Recognized	Gain (Loss) Recognized in Income
	2020	2019	Portion)	2020	2019	in Income	2020	2019
	(In thousands)
Fair Value Hedges
Pay-fixed interest rate swap agreements						Non-interest income-other	$(78)	$(203)
Cash Flow Hedges
Interest rate cap agreements	$140	$(489)	Interest expense	$(180)	$115	Interest expense	$-	$-
Pay-fixed interest rate swap agreements	(62)	(267)	Interest expense	(81)	27	Interest expense	-	-
Total	$78	$(756)		$(261)	$142		$-	$-

No hedge designation
Rate-lock mortgage loan commitments						Net gains on mortgage loans	$1,528	$831
Mandatory commitments to sell mortgage loans						Net gains on mortgage loans	1,472	(125)
Pay-fixed interest rate swap agreements - commercial						Interest income	315	(2,437)
Pay-variable interest rate swap agreements - commercial						Interest income	(315)	2,437
Interest rate cap agreements						Interest expense	(7)	-
Purchased options						Interest expense	3	(31)
Written options						Interest expense	(4)	30
Total							$2,992	$705

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Six Month Periods Ended June 30,
	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)		Location of Gain (Loss) Recognized	Gain (Loss) Recognized in Income
	2020	2019	Portion)	2020	2019	in Income	2020	2019
	(In thousands)
Fair Value Hedges
Pay-fixed interest rate swap agreements						Non-interest income-other	$(624)	$(203)
Cash Flow Hedges Interest rate cap agreements	$126	$(1,274)	Interest expense	$(233)	$233	Interest expense	$-	$-
Pay-fixed interest rate swap agreements	(454)	(394)	Interest expense	(103)	58	Interest expense	-	-
Total	$(328)	$(1,668)		$(336)	$291		$-	$-

No hedge designation
Rate-lock mortgage loan commitments						Net gains on mortgage loans	$5,848	$1,460
Mandatory commitments to sell mortgage loans						Net gains on mortgage loans	(482)	49
Pay-fixed interest rate swap agreements - commercial						Interest income	(7,858)	(3,584)
Pay-variable interest rate swap agreements - commercial						Interest income	7,858	3,584
Interest rate cap agreements						Interest expense	(42)	-
Purchased options						Interest expense	(101)	55
Written options						Interest expense	99	(54)
Total							$5,322	$1,510

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7.	Goodwill and Other Intangibles

The following table summarizes intangible assets, net of amortization:

	June 30, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets - core deposits	$11,916	$7,100	$11,916	$6,590
Unamortized intangible assets - goodwill	$28,300		$28,300

We performed our required annual goodwill impairment test as of December 31, 2019 and there was no impairment.  During the first and second quarters of 2020 bank stocks in general as well as our market capitalization have declined as a result of events surrounding the current COVID-19 pandemic outbreak.  As a result, we completed a qualitative goodwill impairment test as of March 31, 2020 and June 30, 2020. This qualitative analysis included a review of our earnings and asset quality trends as well as capital levels and the economic conditions of our markets. In addition, this qualitative analysis looked at merger and acquisition analytics for banks in general . Finally, our common stock traded over book value for several days during the second quarter. Based on this qualitative analysis we do not believe this decline is indicative of a permanent deterioration of the fundamental value of our bank. As such we do not believe that it is more likely than not a goodwill impairment exists at June 30, 2020. See note 13, Contingencies, for additional information on COVID-19 and its potential impact to us.

A summary of estimated core deposit intangible amortization at June 30, 2020 follows:

(In thousands)

Six months ending December 31, 2020	$510
2021	970
2022	785
2023	547
2024	516
2025 and thereafter	1,488
Total	$4,816

8.	Share Based Compensation

We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.4 million shares of common stock as of June 30, 2020.  The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.2 million shares of common stock as of June 30, 2020. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
A summary of restricted stock and performance stock units (“PSU”) granted pursuant to our long-term incentive plan follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Restricted stock	-	3,551	52,996	56,267
PSU	-	-	20,897	22,016

Except for 0.002 million shares of restricted stock issued during the first quarter of 2019 that vest ratably over three years, the shares of restricted stock and PSUs shown in the above table cliff vest after a period of three years.  The performance feature of the PSUs is based on a comparison of our total shareholder return over the three year period starting on the grant date to the total shareholder return over that period for an index of our banking peers.

Our directors may elect to receive a portion of their quarterly cash retainer fees in the form of common stock (either on a current basis or on a deferred basis pursuant to the non-employee director stock purchase plan referenced above). Shares equal in value to that portion of each director’s fees that he or she has elected to receive in stock on a current basis are issued each quarter and vest immediately. Shares issued on a deferred basis are credited at the rate of 90%of the current value and vest immediately.  During the six month periods ended June 30, 2020 and 2019 we issued 0.011 million and 0.005 million shares, respectively and expensed their value during those same periods.

Total compensation expense recognized for grants pursuant to our long-term incentive plan was $0.4 million and $0.8 million during the three and six month periods ended June 30, 2020, respectively, and was $0.4 million and $0.8 million during the same periods in 2019, respectively.  The corresponding tax benefit relating to this expense was $0.1 million and $0.2 million for the three and six month periods ended June 30, 2020, respectively and $0.1 million and $0.2 million for the same periods in 2019. Total expense recognized for non-employee director share based payments was $0.09 million and $0.17 million during the three and six month periods ended June 30, 2020, respectively, and was $0.06 million and $0.11 million during the same periods in 2019, respectively.  The corresponding tax benefit relating to this expense was $0.02 million and $0.04 million for the three and six month periods ended June 30, 2020, respectively and $0.01 million and $0.02 million during the same periods in 2019.

At June 30, 2020, the total expected compensation cost related to non-vested restricted stock and PSUs not yet recognized was $2.5 million.  The weighted-average period over which this amount will be recognized is 2.0 years.

A summary of outstanding stock option grants and related transactions follows:

	Number of Shares	Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregated Intrinsic Value
				(In thousands)
Outstanding at January 1, 2020	138,506	$4.62
Granted	-
Exercised	(11,917)	3.50
Forfeited	-
Expired	-
Outstanding at June 30, 2020	126,589	$4.72	2.6	$1,286

Vested and expected to vest at June 30, 2020	126,589	$4.72	2.6	$1,286
Exercisable at June 30, 2020	126,589	$4.72	2.6	$1,286

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
A summary of outstanding non-vested restricted stock and PSUs and related transactions follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2020	245,726	$21.72
Granted	73,893	22.80
Vested	(64,263)	21.24
Forfeited	(18,840)	22.62
Outstanding at June 30, 2020	236,516	$22.11

Certain information regarding options exercised during the periods follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Intrinsic value	$3	$-	$213	$836
Cash proceeds received	$1	$-	$42	$695
Tax benefit realized	$1	$-	$45	$176

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.	Income Tax

Income tax expense was $3.5 million and $2.7 million during the three month periods ended June 30, 2020 and 2019, respectively and $4.5 million and $4.9 million during the six months ended June 30, 2020 and 2019, respectively.  Our actual federal income tax expense is different than the amount computed by applying our statutory income tax rate to our income before income tax primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance.  In addition, the three and six month periods ending June 30, 2020 include reductions of zero and $0.2 million, respectively, of income tax expense related to the impact of the excess value of stock awards that vested and stock options that were exercised as compared to the initial fair values that were expensed.  These amounts during the same periods in 2019 were zero and $0.2 million, respectively.

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at June 30, 2020, June 30, 2019 and December 31, 2019 that the realization of substantially all of our deferred tax assets continues to be more likely than not.

At both June 30, 2020 and December 31, 2019, we had approximately $0.4 million, of gross unrecognized tax benefits.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2020.

10.	Regulatory Matters

Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits.  As of June 30, 2020, the Bank had positive undivided profits of $48.4 million.  It is not our intent to have dividends paid in amounts that would reduce the capital of our Bank to levels below those which we consider prudent and in accordance with guidelines of regulatory authorities.

We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can result in certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our interim condensed consolidated financial statements. In addition, capital adequacy rules include a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. To avoid limits on capital distributions and certain discretionary bonus payments we must meet the minimum ratio for adequately capitalized institutions plus the buffer. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of June 30, 2020 and December 31, 2019, categorized our Bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Our actual capital amounts and ratios follow (1):

	Actual		Minimum for Adequately Capitalized Institutions		Minimum for Well-Capitalized Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

June 30, 2020
Total capital to risk-weighted assets
Consolidated	$425,443	15.31%	$222,368	8.00%	NA	NA
Independent Bank	370,222	13.32	222,275	8.00	$277,843	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$350,680	12.62%	$166,776	6.00%	NA	NA
Independent Bank	335,473	12.07	166,706	6.00	$222,275	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$312,414	11.24%	$125,082	4.50%	NA	NA
Independent Bank	335,473	12.07	125,029	4.50	$180,598	6.50%

Tier 1 capital to average assets
Consolidated	$350,680	9.15%	$153,244	4.00%	NA	NA
Independent Bank	335,473	8.76	153,255	4.00	$191,569	5.00%

December 31, 2019
Total capital to risk-weighted assets
Consolidated	$380,454	13.74%	$221,562	8.00%	NA	NA
Independent Bank	358,914	12.96	221,482	8.00	$276,852	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$352,764	12.74%	$166,171	6.00%	NA	NA
Independent Bank	331,224	11.96	166,111	6.00	$221,482	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$314,532	11.36%	$124,628	4.50%	NA	NA
Independent Bank	331,224	11.96	124,583	4.50	$179,954	6.50%

Tier 1 capital to average assets
Consolidated	$352,764	10.11%	$139,632	4.00%	NA	NA
Independent Bank	331,224	9.49	139,615	4.00	$174,519	5.00%

(1)	These ratios do not reflect a capital conservation buffer of 2.50% at June 30, 2020 and December 31, 2019.
NA - Not applicable

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
	(In thousands)
Total shareholders' equity	$355,123	$350,169	$378,182	$366,861
Add (deduct)
Accumulated other comprehensive income for regulatory purposes	(9,593)	(2,011)	(9,593)	(2,011)
Goodwill and other intangibles	(33,116)	(33,626)	(33,116)	(33,626)
Common equity tier 1 capital	312,414	314,532	335,473	331,224
Qualifying trust preferred securities	38,266	38,232	-	-
Tier 1 capital	350,680	352,764	335,473	331,224
Subordinated debt	40,000	-	-	-
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	34,763	27,690	34,749	27,690
Total risk-based capital	$425,443	$380,454	$370,222	$358,914

11.	Fair Value Disclosures

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
	(In thousands)
June 30, 2020:
Measured at Fair Value on a Recurring Basis
Assets
Securities available for sale
U.S. agency	$12,440	$-	$12,440	$-
U.S. agency residential mortgage-backed	292,930	-	292,930	-
U.S. agency commercial mortgage-backed	9,368	-	9,368	-
Private label mortgage-backed	41,351	-	41,351	-
Other asset backed	226,273	-	226,273	-
Obligations of states and political subdivisions	207,555	-	207,555	-
Corporate	64,184	-	64,184	-
Trust preferred	1,661	-	1,661	-
Foreign government	518	-	518	-
Loans held for sale, carried at fair value	83,706	-	83,706	-
Capitalized mortgage loan servicing rights	13,773	-	-	13,773
Derivatives (1)	18,819	-	18,819	-
Liabilities
Derivatives (2)	13,563	-	13,563	-

Measured at Fair Value on a Non-recurring Basis:
Assets
Impaired loans (3)
Commercial
Commercial and industrial	1,753	-	-	1,753
Commercial real estate (4)	14,256	2,616	-	11,640
Mortgage
1-4 family owner occupied - jumbo	70	-	-	70
1-4 family owner occupied - non-jumbo	474	-	-	474
1-4 family non-owner occupied	244	-	-	244
1-4 family - 2nd lien	170	-	-	170
Resort lending	215	-	-	215
Installment
Boat lending	47	-	-	47
Recreational vehicle lending	30	-	-	30
Other	134	-	-	134
Other real estate (5)
Commercial - commercial real estate	474	-	-	474
Mortgage - 1-4 family owner occupied - non-jumbo	25	-	-	25

(1)	Included in accrued income and other assets
(2)	Included in accrued expenses and other liabilities
(3)	Only includes impaired loans with specific loss allocations based on collateral value.
(4) The fair value of $2.6 million of commercial real estate property included in this table was based on an auction held prior to June 30, 2020. Auction proceeds in this amount were received on July 21, 2020.
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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the Six-Month Periods Ended June 30 for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Net Gains on Assets		Mortgage	Total Change in Fair Values Included in Current
	Securities	Mortgage Loans	Loan Servicing, net	Period Earnings
	(In thousands)
2020
Loans held for sale	-	1,387	-	1,387
Capitalized mortgage loan servicing rights	-	-	(11,641)	(11,641)

2019
Equity securities at fair value	$167	$-	$-	$167
Loans held for sale	-	577	-	577
Capitalized mortgage loan servicing rights	-	-	(6,113)	(6,113)

For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends received.

The following represent impairment charges recognized during the three and six month periods ended June 30, 2020 and 2019 relating to assets measured at fair value on a non-recurring basis:

•
Loans which are measured for impairment using the fair value of collateral for collateral dependent loans had a carrying amount of $17.4 million, which is net of a valuation allowance of $3.4 million at June 30, 2020, and had a carrying amount of $3.4 million, which is net of a valuation allowance of  $1.5  million  at December 31, 2019.  The provision for loan losses included in our results of operations relating to impaired loans was a net expense of $3.4 million and $0.3 million for the three month periods ending June 30, 2020 and 2019, respectively, and a net expense of $5.5 million and $0.4 million for the six month periods ending June 30, 2020 and 2019, respectively.

•
Other real estate, which is measured using the fair value of the property, had a carrying amount of $0.50 million which is net of a valuation allowance of $0.16 million at June 30, 2020, and a carrying amount of $0.06 million which is net of a valuation allowance of $0.09 million, at December 31, 2019. Charges included in our results of operations relating to other real estate measured at fair value were zero and $0.09 million during the three and six month periods ended June 30, 2020, and were zero and $0.01 million during the three and six month periods ended June 30, 2019.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
A reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Capitalized Mortgage Loan Servicing Rights
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Beginning balance	$14,829	$19,909	$19,171	$21,400
Total gains (losses) realized and unrealized:
Included in results of operations	(4,667)	(3,422)	(11,641)	(6,113)
Included in other comprehensive income	-	-	-	-
Purchases, issuances, settlements, maturities and calls	3,611	1,407	6,243	2,607
Transfers in and/or out of Level 3	-	-	-	-
Ending balance	$13,773	$17,894	$13,773	$17,894

Amount of total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30	$(4,667)	$(3,422)	$(11,641)	$(6,113)

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

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)	-	-	-
June 30, 2020
Capitalized mortgage loan servicing rights	$13,773	Present value of net	Discount rate	10.00% to 13.00%	10.11%
		servicing revenue	Cost to service	$68 to $219	$79
			Ancillary income	20 to 37	22
			Float rate	0.33%	0.33%
			Prepayment rate	7.19% to 57.51%	22.89%
December 31, 2019
Capitalized mortgage loan servicing rights	$19,171	Present value of net	Discount rate	10.00% to 13.00%	10.14%
		servicing revenue	Cost to service	$66 to $316	$81
			Ancillary income	20 to 37	22
			Float rate	1.73%	1.73%
			Prepayment rate	7.01% to 69.34%	14.96%

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)	-	-
June 30, 2020
Impaired loans
Commercial	$13,393	Sales comparison approach	Adjustment for differences between comparable sales	(48.0)% to 75.0%	1.7%
		Income approach	Capitalization rate	9.5%	9.5%

Mortgage and Installment(1)	1,384	Sales comparison approach	Adjustment for differences between comparable sales	(40.2) to 408.2	31.4

Other real estate(2)
Mortgage	25	Sales comparison approach	Adjustment for differences between comparable sales	(16.1) to 10.6	(4.2)

December 31, 2019
Impaired loans
Commercial	$971	Sales comparison approach	Adjustment for differences between comparable sales	(48.0)% to 19.2%	(5.6)%

Mortgage and Installment(1)	2,467	Sales comparison approach	Adjustment for differences between comparable sales	(25.2)% to 49.2%%	11.5% %

Other real estate
Mortgage and Installment	59	Sales comparison approach	Adjustment for differences between comparable sales	(11.6)% to 5.0%%	(5.1% )%

(1)
In addition to the valuation techniques and unobservable inputs discussed above, at June 30, 2020 and December 31, 2019 certain impaired collateral dependent installment loans totaling approximately $0.21 million and $0.14 million, respectively are secured by collateral other than real estate.  For the majority of these loans, we apply internal discount rates to industry valuation guides.

(2)	$0.47 million of commercial real estate other real estate was based on a broker price opinion and is not included in this table.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
June 30, 2020	$83,706	$3,281	$80,425
December 31, 2019	69,800	1,894	67,906

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.	Fair Values of Financial Instruments

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The estimated recorded book balances and fair values follow:

			Fair Value Using
	Recorded Book Balance	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)

	(In thousands)
June 30, 2020
Assets
Cash and due from banks	$47,369	$47,369	$47,369	$-	$-
Interest bearing deposits	8,447	8,447	8,447	-	-
Securities available for sale	856,280	856,280	-	856,280	-
Federal Home Loan Bank and Federal
Reserve Bank Stock	18,427	NA	NA	NA	NA
Net loans and loans held for sale	2,915,869	2,873,095	-	83,706	2,789,389
Accrued interest receivable	11,087	11,087	1	2,555	8,531
Derivative financial instruments	18,819	18,819	-	18,819	-

Liabilities
Deposits with no stated maturity (1)	$2,993,331	$2,993,331	$2,993,331	$-	$-
Deposits with stated maturity (1)	491,794	495,251	-	495,251	-
Other borrowings	50,002	51,724	-	51,724	-
Subordinated debt	39,283	40,414	-	40,414	-
Subordinated debentures	39,490	27,217	-	27,217	-
Accrued interest payable	849	849	32	817	-
Derivative financial instruments	13,563	13,563	-	13,563	-

December 31, 2019
Assets
Cash and due from banks	$53,295	$53,295	$53,295	$-	$-
Interest bearing deposits	12,009	12,009	12,009	-	-
Interest bearing deposits - time	350	350	-	350	-
Securities available for sale	518,400	518,400	-	518,400	-
Federal Home Loan Bank and Federal
Reserve Bank Stock	18,359	NA	NA	NA	NA
Net loans and loans held for sale	2,768,675	2,768,817	-	69,800	2,699,017
Accrued interest receivable	10,108	10,108	8	1,752	8,348
Derivative financial instruments	5,464	5,464	-	5,464	-

Liabilities
Deposits with no stated maturity (1)	$2,427,190	$2,427,190	$2,427,190	$-	$-
Deposits with stated maturity (1)	609,537	610,235	-	610,235	-
Other borrowings	88,646	88,680	-	88,680	-
Subordinated debentures	39,456	33,149	-	33,149	-
Accrued interest payable	1,296	1,296	97	1,199	-
Derivative financial instruments	4,402	4,402	-	4,402	-

(1)
Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $499.384 million and $388.369 million at June 30, 2020 and December 31, 2019, respectively. Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $36.014 million and $42.658 million at June 30, 2020 and December 31, 2019, respectively.

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

On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic as a result of the global spread of the coronavirus illness. In response to the outbreak, federal and state authorities in the U.S. introduced various measures to try to limit or slow the spread of the virus, including travel restrictions, nonessential business closures, stay-at-home orders, and strict social distancing. The Governor of Michigan issued her first "stay home, stay safe" executive order effective March 24, 2020.  In general that order and subsequent modifications required individuals in Michigan to stay at home or their place of residence, except for certain specified activities that were deemed necessary to sustain or protect life. That original executive order was amended several times, and has since been rescinded and replaced entirely by a series of “Safer at Home” executive orders, which generally extended certain social distancing restrictions, but lifted the requirement that individuals remain in their homes.  Under the current order, certain retail operations, restaurants and bars, and other business are permitted to resume in-person operations, subject to capacity limitations and other workplace safety requirements.  The degree to which business may resume operations varies based on the region of the state in which they are located, pursuant to the Governor’s “MI Safe Start Plan.”. As a result of these actions, Michigan has experienced a significant increase in unemployment. It is possible that Michigan's Governor may continue some form of executive order throughout the Company's third quarter and beyond.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The COVID-19 pandemic and related executive orders and federal government pandemic response guidance has had and continues to have a significant effect on us, our customers and the markets we serve. Our business, results of operations and financial condition may be adversely affected by a number of factors that could impact us and our customers, including but not limited to:

•	restrictions on activity and high levels of unemployment may cause increases in loan delinquencies, foreclosures and defaults;
•	increases in allowance for loan losses may be necessary;
•	declines in collateral values may occur;
•	third party disruptions, including outages at network providers, on-line banking vendors and other suppliers;
•	increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity;
•	operational failures due to changes in our normal business practices necessitated by the pandemic and related governmental actions; and/or
•	key personnel or significant numbers of our employees being unable to work effectively, including because of illness or restrictions in connection with COVID-19.

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

Certain industries (such as hotels and restaurants) have been more adversely impacted by the COVID-19 pandemic and related periodic shut downs of our economy.  We believe that the following industry concentrations within our commercial loan portfolio represent greater potential risk in the current economic environment.  The balances below are as of June 30, 2020.

Commercial and industrial portfolio segment:

•	Retail - $101 million
•	Food service - $58 million
•	Hotel - $47 million

Commercial real estate portfolio segment:

•	Retail - $83 million
•	Office - $66 million
•	Multifamily - $60 million

We are closely monitoring these industry concentrations and at present do not foresee any significant losses relative to this portion of our loan portfolio given the current economic conditions in Michigan and the fact that many businesses have reopened. However, a high degree of uncertainty still exists with respect to the impact of the COVID-19 pandemic and the related economic disruptions on the future performance of our loan portfolio, including these concentrations.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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

The provision for loss reimbursement on sold loans represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae, Freddie Mac, Ginnie Mae and the Federal Home Loan Bank of Indianapolis). Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale. The provision for loss reimbursement on sold loans was an expense of $0.08 million and $0.03 million for the three month periods ended June 30, 2020 and 2019 and an expense of $0.11 million and $0.15 million for the six month periods ended June 30, 2020 and 2019, respectively. The reserve for loss reimbursements on sold mortgage loans totaled $0.99 million and $0.88 million at June 30, 2020 and December 31, 2019, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. This reserve is based on an analysis of mortgage loans that we have sold which are further categorized by delinquency status, loan to value, and year of origination. The calculation includes factors such as probability of default, probability of loss reimbursement (breach of representation or warranty) and estimated loss severity. We believe that the amounts that we have accrued for incurred losses on sold mortgage loans are appropriate given our analyses. However, future losses could exceed our current estimate.

We own 12,566 shares of VISA Class B common stock. At the present time, these shares can only be sold to other Class B shareholders. As a result, there has generally been limited transfer activity in private transactions between buyers and sellers. Given the limited activity that we have become aware of  and the continuing uncertainty regarding the likelihood, ultimate timing and eventual exchange rate for Class B shares into Class A shares, we continue to carry these shares at zero, representing cost basis less impairment. However, given the current conversion ratio of 1.6228 to Class A shares and the closing price of VISA Class A shares on July 17, 2020 of $195.09 per share, our 12,566 Class B shares would have a current “value” of approximately $4.0 million. We continue to monitor Class B trading activity and the status of the resolution of certain litigation matters at VISA that would trigger the conversion of Class B common shares into Class A common shares that would have no trading restrictions.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.	Accumulated Other Comprehensive Income (Loss) (“AOCIL”)

A summary of changes in AOCIL follows:

	Unrealized Gains on Securities Available for Sale	Dispropor- tionate Tax Effects from Securities Available for Sale	Unrealized Losses on Cash Flow Hedges	Total
	(In thousands)

For the three months ended June 30,
2020
Balances at beginning of period	$2,933	$(5,798)	$(1,989)	$(4,854)
Other comprehensive income before reclassifications	8,382	-	62	8,444
Amounts reclassified from AOCIL	-	-	206	206
Net current period other comprehensive income	8,382	-	268	8,650
Balances at end of period	$11,315	$(5,798)	$(1,721)	$3,796

2019
Balances at beginning of period	$(57)	$(5,798)	$(962)	$(6,817)
Other comprehensive income (loss) before reclassifications	3,097	-	(599)	2,498
Amounts reclassified from AOCIL	-	-	(112)	(112)
Net current period other comprehensive income (loss)	3,097	-	(711)	2,386
Balances at end of period	$3,040	$(5,798)	$(1,673)	$(4,431)

For the six months ended June 30,
2020
Balances at beginning of period	$3,739	$(5,798)	$(1,727)	$(3,786)
Other comprehensive income (loss) before reclassifications	7,776	-	(259)	7,517
Amounts reclassified from AOCIL	(200)	-	265	65
Net current period other comprehensive income	7,576	-	6	7,582
Balances at end of period	$11,315	$(5,798)	$(1,721)	$3,796

2019
Balances at beginning of period	$(4,185)	$(5,798)	$(125)	$(10,108)
Other comprehensive income (loss) before reclassifications	7,333	-	(1,318)	6,015
Amounts reclassified from AOCIL	(108)	-	(230)	(338)
Net current period other comprehensive income (loss)	7,225	-	(1,548)	5,677
Balances at end of period	$3,040	$(5,798)	$(1,673)	$(4,431)

The disproportionate tax effects from securities available for sale arose due to tax effects of other comprehensive income (“OCI”) in the presence of a valuation allowance against our deferred tax assets and a pretax loss from operations.  Generally, the amount of income tax expense or benefit allocated to operations is determined without regard to the tax effects of other categories of income or loss, such as OCI. However, an exception to the general rule is provided when, in the presence of a valuation allowance against deferred tax assets, there is a pretax loss from operations and pretax income from other categories in the current period.  In such instances, income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in operations. Release of material disproportionate tax effects from other comprehensive income to earnings is done by the portfolio method whereby the effects will remain in AOCIL as long as we carry a more than inconsequential portfolio of securities available for sale.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
A summary of reclassifications out of each component of AOCIL for the three months ended June 30 follows:

AOCIL Component	Amount Reclassified From AOCIL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2020
Unrealized gains on securities available for sale
	$-	Net gains on securities
	-	Net impairment loss recognized in earnings
	-	Total reclassifications before tax
	-	Income tax expense
	$-	Reclassifications, net of tax

Unrealized losses on cash flow hedges
	$261	Interest expense
	55	Income tax expense
	$206	Reclassification, net of tax

	$(206)	Total reclassifications for the period, net of tax

2019
Unrealized gains on securities available for sale
	$-	Net gains on securities
	-	Net impairment loss recognized in earnings
	-	Total reclassifications before tax
	-	Income tax expense
	$-	Reclassifications, net of tax

Unrealized losses on cash flow hedges
	$(142)	Interest expense
	(30)	Income tax expense
	$(112)	Reclassification, net of tax

	$112	Total reclassifications for the period, net of tax

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
A summary of reclassifications out of each component of AOCIL for the six months ended June 30 follows:

AOCIL Component	Amount Reclassified From AOCIL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2020
Unrealized gains on securities available for sale
	$253	Net gains on securities
	-	Net impairment loss recognized in earnings
	253	Total reclassifications before tax
	53	Income tax expense
	$200	Reclassifications, net of tax

Unrealized losses on cash flow hedges
	$336	Interest expense
	71	Income tax expense
	$265	Reclassification, net of tax

	$(65)	Total reclassifications for the period, net of tax

2019
Unrealized gains on securities available for sale
	$137	Net gains on securities
	-	Net impairment loss recognized in earnings
	137	Total reclassifications before tax
	29	Income tax expense
	$108	Reclassifications, net of tax

Unrealized losses on cash flow hedges
	$(291)	Interest expense
	(61)	Income tax expense
	$(230)	Reclassification, net of tax

	$338	Total reclassifications for the period, net of tax

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15.	Revenue from Contracts with Customers

We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. We derive the majority of our revenue from financial instruments and their related contractual rights and obligations which for the most part are excluded from the scope of this topic.  These sources of revenue that are excluded from the scope of this topic include interest income, net gains on mortgage loans, net gains on securities, mortgage loan servicing, net and bank owned life insurance and were approximately 87.7% and 84.6% of total revenues for the three month periods ending June 30, 2020 and 2019, respectively.

Material sources of revenue that are included in the scope of this topic include service charges on deposit accounts, other deposit related income, interchange income and investment and insurance commissions and are discussed in the following paragraphs.  Generally these sources of revenue are earned at the time the service is delivered or over the course of a monthly period and do not result in any contract asset or liability balance at any given period end.  As a result, there were no contract assets or liabilities recorded as of June 30, 2020 and December 31, 2019.

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

Investment and insurance commissions:  Investment and insurance commissions include fees and commissions from asset management, custody, recordkeeping, investment advisory and other services provided to our customers. Revenue is recognized on an accrual basis at the time the services are performed and is generally based on either the market value of the assets managed or the services provided.  We have an agent relationship with a third party provider of these services and net certain direct costs charged by the third party provider associated with providing these services to our customers.

Net (gains) losses on other real estate and repossessed assets:  We record a gain or loss from the sale of other real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  If we were to finance the sale of other real estate to the buyer, we would assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction is probable.  Once these criteria are met, the other real estate asset would be derecognized and the gain or loss on sale would be recorded upon the transfer of control of the property to the buyer.  There were no other real estate properties sold during the six month periods ending June 30, 2020 and 2019 that were financed by us.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Disaggregation of our revenue sources by attribute follows:

Three months ending June 30, 2020
	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$1,019	$-	$-	$-	$1,019
Account service charges	451	-	-	-	451
ATM fees	-	276	-	-	276
Other	-	157	-	-	157
Business
Overdraft fees	153	-	-	-	153
ATM fees	-	4	-	-	4
Other	-	73	-	-	73
Interchange income	-	-	2,526	-	2,526
Asset management revenue	-	-	-	289	289
Transaction based revenue	-	-	-	146	146

Total	$1,623	$510	$2,526	$435	$5,094

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$510
Investment and insurance commissions					435
Bank owned life insurance					265
Other					388
Total					$1,598

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Three months ending June 30, 2019
	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$1,882	$-	$-	$-	$1,882
Account service charges	541	-	-	-	541
ATM fees	-	346	-	-	346
Other	-	212	-	-	212
Business
Overdraft fees	377	-	-	-	377
ATM fees	-	9	-	-	9
Other	-	89	-	-	89
Interchange income	-	-	2,604	-	2,604
Asset management revenue	-	-	-	277	277
Transaction based revenue	-	-	-	173	173

Total	$2,800	$656	$2,604	$450	$6,510

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$656
Investment and insurance commissions					450
Bank owned life insurance					270
Other					730
Total					$2,106

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Six months ending June 30, 2020
	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$2,759	$-	$-	$-	$2,759
Account service charges	957	-	-	-	957
ATM fees	-	576	-	-	576
Other	-	393	-	-	393
Business
Overdraft fees	498	-	-	-	498
ATM fees	-	11	-	-	11
Other	-	163	-	-	163
Interchange income	-	-	4,983	-	4,983
Asset management revenue	-	-	-	602	602
Transaction based revenue	-	-	-	346	346

Total	$4,214	$1,143	$4,983	$948	$11,288

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$1,143
Investment and insurance commissions					948
Bank owned life insurance					535
Other					1,135
Total					$3,761

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Six months ending June 30, 2019
	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$3,612	$-	$-	$-	$3,612
Account service charges	1,066	-	-	-	1,066
ATM fees	-	668	-	-	668
Other	-	463	-	-	463
Business
Overdraft fees	762	-	-	-	762
ATM fees	-	17	-	-	17
Other	-	218	-	-	218
Interchange income	-	-	4,959	-	4,959
Asset management revenue	-	-	-	531	531
Transaction based revenue	-	-	-	216	216

Total	$5,440	$1,366	$4,959	$747	$12,512

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$1,366
Investment and insurance commissions					747
Bank owned life insurance					512
Other					1,745
Total					$4,370

16.	Leases

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

Leases are classified as operating or finance leases at the lease commencement date (we did not have any finance leases as of June 30, 2020).  Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term.  The ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of the lease payment over the lease term.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The cost components of our operating leases follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Operating lease cost	$476	$563	$962	$1,127
Variable lease cost	21	49	36	72
Short-term lease cost	9	5	16	10
Total	$506	$617	$1,014	$1,209

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities.

Supplemental balance sheet information related to our operating leases follows:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Lease right of use asset (1)	$7,422	$8,282
Lease liabilities (2)	$7,662	$8,304

Weighted average remaining lease term (years)	7.15	7.47
Weighted average discount rate	2.7%	2.8%

(1)	Included in Accrued income and other assets in our Condensed Consolidated Statements of Financial Condition.
(2)	Included in Accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition.

Maturity analysis of our lease liabilities at June 30, 2020 based on required contractual payments follows:

(In thousands)

Six months ending December 31, 2020	$810
2021	1,476
2022	1,341
2023	1,186
2024	802
2025 and thereafter	2,834
Total lease payments	8,449
Less imputed interest	(787)
Total	$7,662

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

Recent Developments.  On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic as a result of the global spread of the coronavirus illness. In response to the outbreak, federal and state authorities in the U.S. introduced various measures to try to limit or slow the spread of the virus, including travel restrictions, nonessential business closures, stay-at-home orders, and strict social distancing. The Governor of Michigan issued her first "stay home, stay safe" executive order effective March 24, 2020.  In general that order and subsequent modifications required individuals in Michigan to stay at home or their place of residence, except for certain specified activities that were deemed necessary to sustain or protect life. That original executive order was amended several times, and has since been rescinded and replaced entirely by a series of “Safer at Home” executive orders, which generally extended certain social distancing restrictions, but lifted the requirement that individuals remain in their homes.  Under the current order, certain retail operations, restaurants and bars, and other business are permitted to resume in-person operations, subject to capacity limitations and other workplace safety requirements.  The degree to which business may resume operations varies based on the region of the state in which they are located, pursuant to the Governor’s “MI Safe Start Plan.”. As a result of these actions, Michigan has experienced a significant increase in unemployment. It is possible that Michigan's Governor may continue some form of executive order throughout our third quarter and beyond.

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

Index
∙	operational failures due to changes in our normal business practices necessitated by the pandemic and related governmental actions; and/or
∙	key personnel or significant numbers of our employees being unable to work effectively, including because of illness or restrictions in connection with COVID-19.

These factors may continue for a significant period of time.  See note #13 to the Condensed Consolidated Financial Statements included within this report.

The spread of COVID-19 has caused us to modify many of our business practices.  Currently, approximately 40% of our total employees work remotely.  We have also expanded sick and vacation time for certain employees.  We may take further actions as may be required or as we determine to be prudent.  There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19.

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

It is against this backdrop that we discuss our results of operations and financial condition in the second quarter and first six months of 2020 as compared to 2019.

Results of Operations

Summary.  We recorded net income of $14.8 million and $10.7 million during the three months ended June 30, 2020 and 2019, respectively.  The increase in 2020 second quarter results as compared to 2019 primarily reflects an increase in non-interest income that was partially offset by a decrease in net interest income and increases in the provision for loan losses, non-interest expense and income tax expense.

We recorded net income of $19.6 million and $20.1 million during the six months ended June 30, 2020 and 2019, respectively.  The decrease in 2020 year-to-date results as compared to 2019 is primarily due to a decline in net interest income and increases in the provision for loan losses and non-interest expense that were partially offset by an increase in non-interest income and a decline in income tax expense.

Index
Key performance ratios

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (annualized) to
Average assets	1.54%	1.27%	1.06%	1.20%
Average shareholders’ equity	17.39	12.72	11.41	11.93
Net income per common share
Basic	$0.67	$0.47	$0.89	$0.86
Diluted	0.67	0.46	0.88	0.85

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

Our net interest income totaled $30.5 million during the second quarter of 2020, a decrease of $0.3 million, or 1.0% from the year-ago period.  This decrease primarily reflects a 51 basis point decrease in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”) that was partially offset by a $468.4 million increase in average interest-earning assets

For the first six months of 2020, net interest income totaled $60.7 million, a decrease of $0.3 million, or 0.6% from 2019.  This decrease primarily reflects a 39 basis point decrease in our net interest margin that was partially offset by a $333.5 million increase in average interest-earning assets.

Due to the economic impact of COVID-19, the Federal Reserve Bank has taken a variety of actions to stimulate the economy, including lowering short-term interest rates.  These actions, along with lower long-term interest rates as well, have placed pressure on our net interest margin.

The increase in average interest-earning assets in 2020 as compared to 2019 primarily reflects growth in securities available for sale and in loans funded from an increase in deposits.

Interest and fees on loans include $1.0 million for the second quarter and first six months of 2020, of accretion of net loan fees on PPP loans.  No such accretion is included in the comparable prior year periods.  Interest and fees on loans also include $0.2 million and $0.5 million for the second quarter and first six months of 2020, respectively, and include $0.4 million and $0.8 million for the second quarter and first six months of 2019, respectively, of accretion of the discount recorded on loans acquired in the April 2018 acquisition of Traverse City State Bank (“TCSB”).

Our net interest income is also adversely impacted by our level of non-accrual loans. In the second quarter and first six months of 2020, non-accrual loans averaged $15.6 million and $13.3 million, respectively. In the second quarter and first six months of 2019, non-accrual loans averaged $8.4 million and $8.8 million, respectively.  In addition, in the second quarter and first six months of 2020, we had net recoveries of $0.25 million and $0.41 million, respectively, of unpaid interest on loans placed on or taken off non-accrual during each period or on loans previously charged-off compared to net recoveries of $0.20 million and $0.43 million, respectively, during the same periods in 2019.

Index
Average Balances and Tax Equivalent Rates

	Three Months Ended June 30,
	2020			2019
	Average			Average
	Balance	Interest	Rate (2)	Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$2,906,843	$29,793	4.11%	$2,692,168	$33,762	5.02%
Tax-exempt loans (1)	7,014	88	5.05	7,480	94	5.04
Taxable securities	535,345	2,847	2.13	392,075	3,034	3.10
Tax-exempt securities (1)	124,781	998	3.20	49,448	406	3.28
Interest bearing cash	67,204	18	0.11	31,734	115	1.45
Other investments	18,427	233	5.09	18,359	264	5.77
Interest Earning Assets	3,659,614	33,977	3.72	3,191,264	37,675	4.73
Cash and due from banks	45,714			33,252
Other assets, net	163,080			163,882
Total Assets	$3,868,408			$3,388,398

Liabilities
Savings and interest-
bearing checking	$1,754,503	505	0.12	$1,413,073	2,647	0.75
Time deposits	494,411	1,883	1.53	664,909	3,374	2.04
Other borrowings	153,447	904	2.37	77,678	796	4.11
Interest Bearing Liabilities	2,402,361	3,292	0.55	2,155,660	6,817	1.27
Non-interest bearing deposits	1,054,388			851,903
Other liabilities	70,053			42,581
Shareholders’ equity	341,606			338,254
Total liabilities and
shareholders’ equity	$3,868,408			$3,388,398

Net Interest Income		$30,685			$30,858

Net Interest Income as a Percent of Average Interest Earning Assets			3.36%			3.87%

(1)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 21%.
(2)	Annualized

Index
Average Balances and Tax Equivalent Rates

	Six Months Ended
	June 30,
		2020			2019
	Average			Average
	Balance	Interest	Rate (2)	Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$2,832,876	$61,481	4.36%	$2,652,893	$66,362	5.03%
Tax-exempt loans (1)	7,438	185	5.00	8,081	197	4.92
Taxable securities	501,720	5,906	2.35	390,966	6,040	3.09
Tax-exempt securities (1)	92,040	1,488	3.23	53,148	875	3.29
Interest bearing cash	52,814	146	0.56	48,381	426	1.78
Other investments	18,393	471	5.15	18,359	528	5.80
Interest Earning Assets	3,505,281	69,677	3.99	3,171,828	74,428	4.72
Cash and due from banks	47,663			33,744
Other assets, net	164,167			167,270
Total Assets	$3,717,111			$3,372,842

Liabilities
Savings and interest-
bearing checking	$1,685,046	2,435	0.29	$1,387,208	4,969	0.72
Time deposits	544,642	4,653	1.72	676,606	6,733	2.01
Other borrowings	126,491	1,592	2.53	71,901	1,508	4.23
Interest Bearing Liabilities	2,356,179	8,680	0.74	2,135,715	13,210	1.25
Non-interest bearing deposits	955,114			855,732
Other liabilities	60,540			41,481
Shareholders’ equity	345,278			339,914

Total liabilities and shareholders’ equity	$3,717,111			$3,372,842
Net Interest Income		$60,997			$61,218

Net Interest Income as a Percent
of Average Interest Earning Assets			3.49%			3.88%

(1)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 21%.
(2)	Annualized

Index
Reconciliation of Non-GAAP Financial Measures

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Net Interest Margin, Fully Taxable Equivalent ("FTE")

Net interest income	$30,462	$30,756	$60,653	$60,999
Add: taxable equivalent adjustment	223	102	344	219
Net interest income - taxable equivalent	$30,685	$30,858	$60,997	$61,218
Net interest margin (GAAP) (1)	3.34%	3.86%	3.47%	3.86%
Net interest margin (FTE) (1)	3.36%	3.87%	3.49%	3.88%

(1) Annualized.

Provision for loan losses.  We have elected to delay the adoption of the Current Expected Credit Losses (“CECL”) accounting standard as permitted by Section 4014 of the CARES Act and continue to utilize the existing incurred loss impairment methodology to calculate our allowance for loan losses (“AFLL”) and our provision for loan losses.    See note #2 to the Condensed Consolidated Financial Statements included within this report for our discussion on CECL implementation.

The provision for loan losses was an expense of $5.2 million and $0.7 million for the three months ended June 30, 2020 and 2019, respectively. During the six-month periods ended June 30, 2020 and 2019, the provision was an expense of $11.9 million and $1.3 million, respectively. The provision reflects our assessment of the AFLL taking into consideration factors such as loan growth, loan mix, levels of non-performing and classified loans and loan net charge-offs.  While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.  In particular, the credit impact of the COVID-19 pandemic, and more specifically the periodic closing of various segments of the economy in order to contain it, may have a negative impact on our level of non-performing loans and assets in the future, but as of yet, the magnitude of that impact is undeterminable.  As a result of this potential adverse impact, we have increased the subjective portion of our AFLL by $8.6 million (or 98.2%) during the first six months of 2020.  See “Portfolio Loans and asset quality” for a discussion of the various components of the AFLL and their impact on the provision for loan losses in 2020. See note #13 to the Condensed Consolidated Financial Statements included within this report for a discussion on industry concentrations.

Non-interest income.  Non-interest income is a significant element in assessing our results of operations. Non-interest income totaled $20.4 million during the second quarter of 2020 compared to $9.9 million in the second quarter of 2019.  For the first six months of 2020, non-interest income totaled $31.4 million compared to $19.9 million for the first six months of 2019.

Index
The components of non-interest income are as follows:

Non-Interest Income
	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Service charges on deposit accounts	$1,623	$2,800	$4,214	$5,440
Interchange income	2,526	2,604	4,983	4,959
Net gains on assets:
Mortgage loans	17,642	4,302	26,482	7,913
Securities available for sale	--	--	253	304
Mortgage loan servicing, net	(3,022)	(1,907)	(8,322)	(3,122)
Investment and insurance commissions	435	450	948	747
Bank owned life insurance	265	270	535	512
Other	898	1,386	2,278	3,111
Total non-interest income	$20,367	$9,905	$31,371	$19,864

Service charges on deposit accounts decreased on both a comparative quarterly and year-to-date basis in 2020 as compared to 2019.  These decreases were principally due to a decrease in non-sufficient funds occurrences (and related fees) caused in part by the COVID-19 pandemic and reduced checking account activity.

Interchange income decreased slightly on a comparative quarterly basis and increased slightly on a year-to-date basis in 2020 as compared to 2019, as debit card transaction volume was relatively consistent for each period.

Net gains on mortgage loans increased substantially in 2020 from 2019 on both a quarterly and a year to date basis. Mortgage loan activity is summarized as follows:

Mortgage Loan Activity

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Mortgage loans originated	$470,626	$241,402	$781,704	$379,160
Mortgage loans sold	379,048	131,636	641,308	286,161
Net gains on mortgage loans	17,642	4,302	26,482	7,913
Net gains as a percent of mortgage loans sold (“Loan Sales Margin”)	4.65%	3.27%	4.13%	2.77%
Fair value adjustments included in the Loan Sales Margin	1.14	0.74	0.99	0.66

The comparative increase in mortgage loans originated is due primarily to lower interest rates in 2020 that have spurred a significant increase in refinance volumes.  Mortgage loans sold increased due to a higher mix of salable loans in our origination volumes and some portfolio mortgage loan sales that were completed during the first quarter of 2020. Net gains on mortgage loans also increased in 2020 as compared to 2019 due to fair value adjustments as discussed below.

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

Our Loan Sales Margin is impacted by several factors including competition and the manner in which the loan is sold. Net gains on mortgage loans are also impacted by recording fair value accounting adjustments.  Excluding these fair value accounting adjustments, the Loan Sales Margin would have been 3.51% and 2.53% in the second quarters of 2020 and 2019, respectively and 3.14% and 2.11% for the comparative 2020 and 2019 year-to-date periods, respectively.  The increase in the Loan Sales Margin (excluding fair value adjustments) in 2020 was generally due to a substantial widening of primary-to-secondary market pricing spreads as market interest rates fell during this period and mortgage loan refinance volumes dramatically increased.  Once mortgage loan refinance volumes abate, we would expect our Loan Sales Margin to decline to more normal levels. The changes in the fair value accounting adjustments are primarily due to changes in the amount of commitments to originate mortgage loans for sale.

We recorded no net gains (losses) on securities in the comparative quarterly periods.  We recorded a net gain of $0.25 million and $0.30 million on securities for the first six months of 2020 and 2019, respectively.  We recorded no net impairment losses in either 2020 or 2019 for other than temporary impairment of securities available for sale.  See “Securities” below and note #3 to the Condensed Consolidated Financial Statements.

Mortgage loan servicing, net, generated a loss of $3.0 million and $1.9 million in the second quarters of 2020 and 2019, respectively. For the first six months of 2020 and 2019, mortgage loan servicing, net, generated a loss of $8.3 million and $3.1 million, respectively.  The significant variances in mortgage loan servicing, net are primarily due to changes in the fair value of capitalized mortgage loan servicing rights associated with changes in mortgage loan interest rates and expected future prepayment levels. Mortgage loan servicing, net activity is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Mortgage loan servicing, net:	(In thousands)
Revenue, net	$1,646	$1,515	$3,319	$2,991
Fair value change due to price	(2,921)	(2,670)	(8,852)	(4,873)
Fair value change due to pay-downs	(1,747)	(752)	(2,789)	(1,240)
Total	$(3,022)	$(1,907)	$(8,322)	$(3,122)

Index
Activity related to capitalized mortgage loan servicing rights is as follows:

Capitalized Mortgage Loan Servicing Rights
	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Balance at beginning of period	$14,829	$19,909	$19,171	$21,400
Servicing rights acquired	-	-	-	$-
Originated servicing rights capitalized	3,611	1,407	6,243	2,607
Change in fair value	(4,667)	(3,422)	(11,641)	(6,113)
Balance at end of period	$13,773	$17,894	$13,773	$17,894

At June 30, 2020 we were servicing approximately $2.74 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 4.05% and a weighted average service fee of approximately 25.7 basis points. Capitalized mortgage loan servicing rights at June 30, 2020 totaled $13.8 million, representing approximately 50.3 basis points on the related amount of mortgage loans serviced for others.

Investment and insurance commissions represent revenues generated on the sale or management of investments and insurance for our customers.  These revenues were relatively comparable on a quarterly basis, and increased on a year-to-date basis in 2020 as compared to 2019.  The year-to-date comparative increase in 2020 was primarily due to slower sales in the first quarter of 2019.

Income from bank owned life insurance (“BOLI”) was relatively stable on both a comparative quarterly and year-to-date basis in 2020 compared to 2019 reflecting a consistent crediting rate on our cash surrender value. Our BOLI separate account is primarily invested in agency mortgage-backed securities. The crediting rate (on which the earnings are based) reflects the performance of the separate account.  The total cash surrender value of our BOLI was $55.3 million and $55.7 million at June 30, 2020 and December 31, 2019, respectively.

Other non-interest income decreased significantly on both a comparative quarterly and year-to-date basis in 2020 as compared to 2019.  Several categories of fees have been reduced in 2020 due to the impact of the COVID-19 pandemic on transaction volumes, including ATM fees and merchant credit card processing fees.  In addition, we have elected to suspend certain electronic banking fees because of the COVID-19 pandemic and the increased need for our customers to access these channels.  Commercial loan swap fee income is also lower in 2020 as customers have not felt the need to execute such transactions given the low interest rate environment.  Finally, the first quarter of 2019 included $0.4 million of recoveries on TCSB loans that had been charged-off prior to the Merger.

Non-interest expense.  Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure.

Non-interest expense increased by $0.8 million to $27.3 million and increased by $1.5 million to $56.1 million during the three- and six-month periods ended June 30, 2020, respectively, compared to the same periods in 2019.

Index
The components of non-interest expense are as follows:

Non-Interest Expense

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Compensation	$9,668	$10,185	$20,371	$20,666
Performance-based compensation	3,809	2,296	5,930	4,516
Payroll taxes and employee benefits	2,802	3,450	6,487	7,100
Compensation and employee benefits	16,279	15,931	32,788	32,282
Occupancy, net	2,159	2,131	4,619	4,636
Data processing	1,590	2,171	3,945	4,315
Furniture, fixtures and equipment	1,090	1,006	2,126	2,035
Communications	800	717	1,603	1,486
Interchange expense	726	753	1,585	1,441
Loan and collection	756	628	1,561	1,262
Advertising	364	627	1,047	1,299
Legal and professional	468	371	861	740
FDIC deposit insurance	430	342	800	710
Amortization of intangible assets	255	273	510	545
Branch closure costs	417	-	417	-
Conversion related expenses	346	-	402	-
Supplies	203	153	387	311
Costs related to unfunded lending commitments	111	27	230	187
Credit card and bank service fees	94	97	193	200
Provision for loss reimbursement on sold loans	77	35	114	146
Net (gains) losses on other real estate and repossessed assets	(9)	(198)	100	(79)
Other	1,190	1,528	2,777	3,066
Total non-interest expense	$27,346	$26,592	$56,065	$54,582

Compensation and employee benefits expenses, in total, increased $0.3 million on a quarterly comparative basis and increased $0.5 million for the first six months of 2020 compared to the same periods in 2019.

Compensation expense decreased by $0.5 million and $0.3 million in the second quarter and first six months of 2020, respectively, compared to the same periods in 2019.  These comparative decreases in 2020 were primarily due to an increased level of compensation that was deferred as direct loan origination costs (due to higher loan origination volumes) that was partially offset by salary increases that were predominantly effective on January 1, 2020.

Performance-based compensation increased by $1.5 million and $1.4 million in the second quarter and first six months of 2020, respectively, versus the same periods in 2019.  The increases reflect the changes in the accrual for anticipated incentive compensation based on our estimated full-year performance as compared to goals as well as $0.4 million in bonuses paid during the second quarter of 2020 to front-line personnel due to their extraordinary efforts during the COVID-19 pandemic .

Index
Payroll taxes and employee benefits decreased by $0.6 million in both the second quarter and first six months of 2020, respectively, compared to the same periods in 2019, due primarily to a decline in health care costs (due to decreased claims in 2020) as well as a $0.3 million prescription drug rebate received and recorded in the second quarter of 2020 that related to our 2019 plan year.  The decrease in health care claims is due in part to the COVID-19 pandemic that resulted in the closing of many medical and dental facilities except for emergency care during Michigan’s “stay home, stay safe” period.

Occupancy, net, furniture, fixtures and equipment, supplies and credit card and bank service fees expenses were all relatively unchanged on a comparative quarterly and year-to-date basis in 2020 as compared to 2019.  We have been incurring some additional expenses in 2020 related to the COVID-19 pandemic for more frequent cleaning of our facilities, the installation of safety related fixtures (such as plexiglass shields) and certain supplies (hand sanitizer for example).

Data processing expense decreased by $0.6 million and $0.4 million in the second quarter and first six months of 2020, respectively, compared to the same periods in 2019.  These comparative decreases in 2020 are primarily due to a cost savings agreement related to core data processing services that was executed in the second quarter of 2020.  This expense reduction was partially offset by new software product additions and increased mobile banking costs.

Communications expense increased by $0.1 million in both the second quarter and first six months of 2020, respectively, compared to the same periods in 2019, due primarily to mailing costs related to the issuance of new contactless debit cards.

Interchange expense primarily represents our third-party cost to process debit card transactions.  The changes in this expense in 2020 on both a comparative quarterly and year-to-date basis as compared to 2019 are due principally to changes in transaction volume and transaction channel mix.

Loan and collection expense reflects costs related to new lending activity as well as the management and collection of non-performing loans and other problem credits.  These costs increased in 2020 on both a comparative quarterly and year-to-date basis as compared to 2019 due primarily to higher loan origination activity.

Advertising expense decreased by approximately $0.3 million in 2020 on both a comparative quarterly and year-to-date basis as compared to 2019 due primarily to the receipt of a $0.2 million reimbursement from our debit card provider for certain eligible marketing costs that we incurred.

Legal and professional fees increased by approximately $0.1 million in 2020 on both a comparative quarterly and year-to-date basis as compared to 2019 due primarily to an increase title search fees and bank examination fees (due to an increase in our asset size).

FDIC deposit insurance expense increased in 2020 on both a comparative quarterly and year-to-date basis as compared to 2019 due to a combination of an increase in our assessment rate and growth in our total assets.

The amortization of intangible assets relates to the TCSB acquisition and prior branch acquisitions and the amortization of the deposit customer relationship value, including core deposit value, which was acquired in connection with those acquisitions. We had remaining unamortized intangible assets of $4.8 million and $5.3 million at June 30, 2020 and December 31, 2019, respectively. See note #7 to the Condensed Consolidated Financial Statements for a schedule of future amortization of intangible assets.

Index
Branch closure costs totaled $0.4 million for both second quarter and first six months of 2020.  We have closed eight Bank branches (two on June 26, 2020 and six on July 31, 2020).  These costs primarily represent write-downs of fixed assets (buildings, furniture and equipment) and lease assets.

Conversion related expenses totaled $0.3 million and $0.4 million for the second quarter and first six months of 2020, respectively.  We are at the early stages of a process to convert our core data processing system to a new system hosted by a different vendor.  These 2020 expenses represent costs incurred for assistance from our existing vendor and fees from consultants who are assisting us in this conversion.  Also see Part II, Item 1A. Risk Factors below for further information on this conversion.

The changes in cost related to unfunded lending commitments are primarily impacted by changes in the amounts of such commitments to originate portfolio loans as well as (for commercial loan commitments) the grade (pursuant to our loan rating system) of such commitments.

The provision for loss reimbursement on sold loans was an expense of $0.08 million and $0.11 million in the second quarter and first six months of 2020, respectively, compared to an expense of $0.04 million and $0.15 million in the second quarter and first six months of 2019, respectively. This provision represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae, Freddie Mac, Ginnie Mae and the Federal Home Loan Bank of Indianapolis).  The small expense provisions in 2020 and 2019 are primarily due to growth in the balance of loans serviced for investors.  Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale.  The reserve for loss reimbursements on sold mortgage loans totaled $0.99 million and $0.88 million at June 30, 2020 and December 31, 2019, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition.

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

Other non-interest expenses decreased by $0.3 million in both the second quarter and first six months of 2020, compared to the same periods in 2019.  This decrease in 2020 is primarily due to a decline in travel and entertainment costs due primarily to COVID-19 pandemic related travel restrictions.

Income tax expense.  We recorded an income tax expense of $3.5 million and $4.5 million in the second quarter and the first six months of 2020, respectively. This compares to an income tax expense of $2.7 million and $4.9 million in the second quarter and the first six months of 2019, respectively.

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

Index
We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at June 30, 2020 and 2019 and at December 31, 2019, that the realization of substantially all of our deferred tax assets continues to be more likely than not.

Financial Condition

Summary.  Our total assets increased by $478.6 million during the first six months of 2020.  Loans, excluding loans held for sale, (“Portfolio Loans”) were $2.87 billion at June 30, 2020, compared to $2.73 billion at December 31, 2019.  Growth in commercial loans of $196.3 million and installment loans of $2.6 million were partially offset by a decline in mortgage loans of $57.2 million.  The decline in mortgage loans was due in part to a securitization and/or sale of $28.7 million of portfolio mortgage loans during the first quarter of 2020.  (See "Portfolio Loans and asset quality.")

Deposits totaled $3.49 billion at June 30, 2020, an increase of $448.4 million from December 31, 2019.  The increase in deposits is primarily due to growth in non-interest bearing deposits, savings and interest bearing checking deposits and reciprocal deposits that were partially offset by a decline in time and brokered time deposits.

The increase in commercial loans in the first half of 2020 is due primarily to loans extended under the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”).  The increase in deposits is due in part to the significant liquidity that has been injected into the economy through government programs, such as the PPP, as well as by monetary actions by the Federal Reserve Bank, all in response to the COVID-19 pandemic.

It is unclear as to when these various government stimulus programs may end and when ended, what the impact will be on our levels of Portfolio Loans and deposits.  However, our liquidity and funding contingency plans take into account the possibility of significant reductions in commercial loans and deposits during the second half of 2020 and into 2021.

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

Index
Securities

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available for sale	(in thousands)
June 30, 2020	$841,958	$16,840	$2,518	$856,280
December 31, 2019	513,668	5,782	1,050	518,400

Securities available for sale increased $337.9 million during the first six months of 2020.   This significant increase reflects the deployment of funds from growth in our total deposits. Our portfolio of securities available for sale is reviewed quarterly for impairment in value. In performing this review, management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates on the market value of the security and (4) an assessment of whether we intend to sell, or it is more likely than not that we will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. For securities that do not meet these recovery criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.  We recorded no impairment losses related to other than temporary impairment on securities available for sale during the first six months or second quarters of 2020 or 2019.

Sales of securities were as follows (See “Non-interest income.”):

Sales of Securities

	Six months ended June 30,
	2020	2019
	(in thousands)
Proceeds	$36,593	$42,236

Gross gains	253	169
Gross losses	-	(32)
Net impairment charges	-	-
Fair value adjustments	-	167
Net gains	$253	$304

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

The PPP, is a short-term, forgivable loan program primarily intended to help businesses impacted by COVID-19 to continue paying their employees.  Also see Part II, Item 1A. Risk Factors below regarding the PPP.

A short summary of the program follows:

•	Two year (five year for loans originated after June 5,2020) term with payments deferred for six months;
•	One percent interest rate;
•	No collateral or personal guarantees required;
•	No fees paid by the borrower, rather lenders are paid a fee through the SBA according to a set schedule based on loan size, and;
•	Loans are forgivable if at least 75% of the loan proceeds are used for payroll with the remainder being used for rent, mortgage interest and/or utilities.

A summary of our participation in the PPP follows:

Paycheck Protection Program Volume

	As of June 30, 2020
	Amount (#)	Amount ($)
	(Dollars in thousands)
Approved by Independent Bank	2,111	$264,008
SBA loan # assigned(1)	2,111	264,008
Closed and outstanding	2,012	259,351

1)	Denotes that an application has been accepted by the SBA and that PPP funds are reserved for that application.

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

In addition, section 4013 of the CARES Act provides temporary relief from the accounting and reporting requirements for troubled debt restructurings (“TDRs”) regarding certain loan modifications for our customers. Section 4013 specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs.

In response to our customers’ needs during this time of economic uncertainty we have initiated forbearance programs for our retail (Mortgage and Installment loans) and our commercial customers.  We also have similar programs for mortgage loans that we service for others.   Commercial loan accommodations are typically a three month interest-only period while retail loan (mortgage and installment) forbearances have primarily been payment suspensions for three months. To date there has not been a significant amount of requests for additional modifications.

A summary of accommodations as of June 30, 2020 follows:

Commercial and Retail Loan COVID-19 Accomodations

	Covid-19 Accomodations			Total	% of Total
Loan Category	Customers (#)	Loans (#)	Loans ($)	Loans	Loans
	(Dollars in thousands)
Commercial	259	386	$210,486	$1,362,956	15.4%
Mortgage portfolio loans	388	388	81,212	1,041,684	7.8%
Installment & Other	280	280	7,459	462,023	1.6%
Total	927	1,054	$299,157	$2,866,663	10.4%

Mortgage loans serviced for others(1)	773	773	$114,839	$2,739,478	4.2%

1) We have delegated authority from all investors to grant these deferrals on their behalf.

Index
A summary of our Portfolio Loans follows:

	June 30, 2020	December 31, 2019
	(In thousands)
Real estate(1)
Residential first mortgages	$810,191	$843,746
Residential home equity and other junior mortgages	155,916	166,735
Construction and land development	251,185	249,747
Other(2)	662,386	693,580
Consumer	452,737	448,297
Commercial	529,808	318,504
Agricultural	4,440	4,414
Total loans	$2,866,663	$2,725,023

(1) Includes both residential and non-residential commercial loans secured by real estate.
(2) Includes loans secured by multi-family residential and non-farm, non-residential property.

A summary of our non-performing assets follows:

Non-performing assets (1)

	June 30,	December 31,
	2020	2019
	(Dollars in thousands)
Non-accrual loans	$12,938	$10,178
Loans 90 days or more past due and still accruing interest	5	-
Subtotal	12,943	10,178
Less: Government guaranteed loans	604	646
Total non-performing loans	12,339	9,532
Other real estate and repossessed assets	1,569	1,865
Total non-performing assets	$13,908	$11,397

As a percent of Portfolio Loans
Non-performing loans	0.43%	0.35%
Allowance for loan losses	1.20	0.96
Non-performing assets to total assets	0.34	0.32
Allowance for loan losses as a percent of non-performing loans	279.60	274.32

(1)  Excludes loans classified as "trouble debt restructured" that are not past due.

Index

A summary of our troubled debt restructurings follows:

Troubled debt restructurings ("TDR")

	June 30, 2020
	Commercial	Retail (1)		Total
		(In thousands)
Performing TDR's	$13,973	$38,554		$52,527
Non-performing TDR's (2)	1,234	2,022	(3)	3,256
Total	$15,207	$40,576		$55,783
	December 31, 2019
	Commercial	Retail (1)		Total
		(In thousands)
Performing TDR's	$7,974	$39,601		$47,575
Non-performing TDR's (2)	540	2,607	(3)	3,147
Total	$8,514	$42,208		$50,722

(1)	Retail loans include mortgage and installment loan portfolio segments.
(2)	Included in non-performing assets table above.
(3)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

Non-performing loans increased by $2.8 million since year-end 2019 due to an increase in non-performing commercial loans.  This increase principally reflects one loan relationship.  This loan relationship was in watch credit status at December 31, 2019, moved into non-accrual in the first quarter of 2020 and was charged down by $4.0 million in the second quarter of 2020 to a remaining balance of $2.9 million.  Approximately $2.6 million of this remaining loan balance was paid-off on July 21, 2020 with funds from the auction of assets securing the loan, and $0.3 million is fully reserved with collection efforts continuing.  Excluding this specific loan relationship, previously stable economic conditions in our market areas, as well as our collection and resolution efforts, had resulted in a downward trend in non-performing loans.  However, we are still experiencing some loan defaults, particularly related to commercial loans secured by income-producing property and mortgage loans secured by resort/vacation property.  Further, the credit impact of the COVID-19 pandemic, and more specifically the periodic, government-mandated closing of various segments of the economy in order to contain it, may have a negative impact on the level of non-performing loans and assets in the future, but as yet, the magnitude of that impact is undeterminable.  As a result of this potential adverse impact, we have increased the subjective portion of our allowance for loan losses (“AFLL”) by $8.6 million (or 98.2%) during the first six months of 2020.  (See the further discussion of our AFLL below.)

Non-performing loans exclude performing loans that are classified as TDRs. Performing TDRs totaled $52.5 million, or 1.8% of total Portfolio Loans, and $47.6 million, or 1.7% of total Portfolio Loans, at June 30, 2020 and December 31, 2019, respectively. The increase in the amount of performing TDRs in the first half of 2020 primarily reflects an increase in commercial performing TDRs.

Other real estate and repossessed assets totaled $1.6 million and $1.9 million at June 30, 2020 and December 31, 2019, respectively.

Index
We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.

The following tables reflect activity in and the allocation of the AFLL.

Allowance for loan losses

	Six months ended June 30,
	2020		2019
	Loans	Unfunded Commitments	Loans	Unfunded Commitments
	(Dollars in thousands)
Balance at beginning of period	$26,148	$1,542	$24,888	$1,296
Additions (deductions)
Provision for loan losses	11,909	-	1,316	-
Recoveries credited to allowance	1,754	-	1,457	-
Loans charged against the allowance	(5,311)	-	(1,758)	-
Additions included in non-interest expense	-	230	-	187
Balance at end of period	$34,500	$1,772	$25,903	$1,483

Net loans charged against the allowance to average Portfolio Loans	0.26%		0.02%

Allocation of the Allowance for Loan Losses

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Specific allocations	$7,360	$6,155
Other adversely rated commercial loans	1,614	2,502
Historical loss allocations	8,235	8,764
Additional allocations based on subjective factors	17,291	8,727
Total	$34,500	$26,148

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

The AFLL increased $8.4 million to $34.5 million at June 30, 2020 from $26.1 million at December 31, 2019 and was equal to 1.20% and 0.96% of total Portfolio Loans at June 30, 2020 and December 31, 2019, respectively.

Two of the four components of the AFLL outlined above increased during the first half of 2020. The AFLL related to specific loans increased $1.2 million during the first half of 2020 due primarily to a $7.3 million increase in the amount of such loans.  The AFLL related to other adversely rated commercial loans decreased $0.9 million during the first half of 2020, primarily due to a decrease of $16.0 million in the balance of such loans included in this component.  The AFLL related to historical losses decreased $0.5 million during the first half of 2020, and the AFLL related to subjective factors increased $8.6 million during the first half of 2020.  The significant increase in the AFLL related to subjective factors is due principally to the economic shock of COVID-19, various executive orders suspending or restricting businesses and operations that are not necessary to sustain or protect life, or involved in critical infrastructure, the significant increase in unemployment claims, especially in the State of Michigan, and elevated requests for payment relief from our borrowers.

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

Deposits totaled $3.49 billion and $3.04 billion at June 30, 2020 and December 31, 2019, respectively.  The increase in deposits is primarily due to growth in non-interest bearing deposits, savings and interest bearing checking deposits and reciprocal deposits that were partially offset by a decline in time and brokered time deposits.  Reciprocal deposits totaled $535.4 million and $431.0 million at June 30, 2020 and December 31, 2019, respectively.  These deposits represent demand, money market and time deposits from our customers that have been placed through Promontory Interfinancial Network’s Insured Cash Sweep® service and Certificate of Deposit Account Registry Service®.  These services allow our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.  The continued increase in reciprocal deposits is due in part to an automated sweep product that we introduced in mid-2018 as well as the marketing and sales efforts of our treasury management team.

We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be susceptible to outflow. At June 30, 2020, we had approximately $658.0 million of uninsured deposits. A reduction in core deposits would likely increase our need to rely on wholesale funding sources.

We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

Other borrowings, comprised primarily of advances from the FHLB and federal funds sold, totaled $50.0 million and $88.6 million at June 30, 2020 and December 31, 2019, respectively.

As described above, we utilize wholesale funding, including federal funds purchased, FHLB and FRB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At June 30, 2020, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $717.2 million, or 20.3% of total funding (deposits and all borrowings, excluding subordinated debt and subordinated debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all.  Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.

Index
We historically employed derivative financial instruments to manage our exposure to changes in interest rates.  During the first six months of 2020 and 2019, we entered into $10.6 million and $17.6 million (aggregate notional amounts), respectively, of interest rate swaps with commercial loan customers, which were offset with interest rate swaps that the Bank entered into with a broker-dealer. We recorded $0.17 million and $0.25 million of fee income related to these transactions during the first six months of 2020 and 2019, respectively. See note #6 to the Condensed Consolidated Financial Statements included within this report for more information on our derivative financial instruments.

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

At June 30, 2020, we had $408.6 million of time deposits that mature in the next 12 months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $2.99 billion of our deposits at June 30, 2020, were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.

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

Index
We also believe that the available cash on hand at the parent company (including time deposits) of approximately $52.2 million as of June 30, 2020 provides sufficient liquidity resources at the parent company to meet operating expenses, to make interest payments on the subordinated debt and the subordinated debentures, and, along with dividends from the Bank, to pay cash dividends on our common stock.

Effective management of capital resources is critical to our mission to create value for our shareholders. In addition to common stock, our capital structure also currently includes subordinated debt (qualifies as Tier 2 capital) and cumulative trust preferred securities.

Capitalization

	June 30,	December 31,
	2020	2019
	(In thousands)
Subordinated debt	$39,283	$-
Subordinated debentures	39,490	39,456
Amount not qualifying as regulatory capital	(507)	(1,224)
Amount qualifying as regulatory capital	78,266	38,232
Shareholders’ equity
Common stock	338,989	352,344
Retained earnings	12,338	1,611
Accumulated other comprehensive income (loss)	3,796	(3,786)
Total shareholders’ equity	355,123	350,169
Total capitalization	$433,389	$388,401

In May 2020, we issued $40.0 million of fixed to floating subordinated notes with a ten year maturity and a five year call option.  The initial coupon rate is 5.95% fixed for five years and then floats at the Secured Overnight Financing Rate (“SOFR”) plus 5.825%.  These notes are presented in the Condensed Consolidated Statement of Financial Condition under the caption “Subordinated debt” and the June 30, 2020 balance of $39.3 million is net of remaining unamortized deferred issuance costs of approximately $0.7 million that are being amortized through the maturity date into interest expense on Other borrowings and subordinated debt and debentures in our Condensed Consolidated Statement of Operations.

We currently have four special purpose entities with $39.5 million of outstanding cumulative trust preferred securities as of June 30, 2020.  These special purpose entities issued common securities and provided cash to our parent company that in turn issued subordinated debentures to these special purpose entities equal to the trust preferred securities and common securities. The subordinated debentures represent the sole asset of the special purpose entities. The common securities and subordinated debentures are included in our Condensed Consolidated Statements of Financial Condition.

Index
The FRB has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at June 30, 2020 and December 31, 2019.

Common shareholders’ equity increased to $355.1 million at June 30, 2020, from $350.2 million at December 31, 2019, due primarily to our net income and an increase in accumulated other comprehensive income that was partially offset by share repurchases and cash dividend payments. Our tangible common equity (“TCE”) totaled $322.0 million and $316.5 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 8.03% and 8.96% at June 30, 2020, and December 31, 2019, respectively.  TCE and the ratio of TCE to tangible assets are non-GAAP measures.  TCE represents total common equity less goodwill and other intangible assets.

In December 2019, our Board of Directors authorized a 2020 share repurchase plan.  Under the terms of the 2020 share repurchase plan, we were authorized to buy back 1,120,000 shares, or approximately 5%, of our outstanding common stock.  During the first three months of 2020, we repurchased 678,929 shares at a weighted average purchase price of $20.30 per share.  Due primarily to the economic uncertainty brought on by the COVID-19 pandemic, we suspended share repurchase activity on March 16, 2020, and such activity remains on hold at the present time.

We pay a quarterly cash dividend on our common stock.  These dividends totaled $0.20 per share and $0.18 per share in the second quarters of 2020 and 2019, respectively. We generally favor a dividend payout ratio between 30% and 50% of net income.

As of June 30, 2020 and December 31, 2019, our Bank (and holding company) continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards (also see note #10 to the Condensed Consolidated Financial Statements included within this report).

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

CHANGES IN MARKET VALUE OF PORTFOLIO EQUITY AND NET INTEREST INCOME

Change in Interest Rates	Market Value of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change
	(Dollars in thousands)
June 30, 2020
200 basis point rise	$471,200	19.17%	$130,200	2.84%
100 basis point rise	452,300	14.39	129,200	2.05
Base-rate scenario	395,400	-	126,600	-
100 basis point decline	360,800	(8.75)	120,800	(4.58)

December 31, 2019
200 basis point rise	$472,500	1.13%	$123,900	1.23%
100 basis point rise	478,800	2.48	123,300	0.74
Base-rate scenario	467,200	-	122,400	-
100 basis point decline	412,100	(11.79)	118,100	(3.51)

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

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended June 30, 2020, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended June 30, 2020, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Governor of Michigan issued her first "stay home, stay safe" executive order effective March 24, 2020.  In general that order and subsequent modifications required individuals in Michigan to stay at home or their place of residence, except for certain specified activities that were deemed necessary to sustain or protect life. That original executive order was amended several times, and has since been rescinded and replaced entirely by a series of “Safer at Home” executive orders, which generally extended certain social distancing restrictions, but lifted the requirement that individuals remain in their homes.  Under the current order, certain retail operations, restaurants and bars, and other business are permitted to resume in-person operations, subject to capacity limitations and other workplace safety requirements.  The degree to which business may resume operations varies based on the region of the state in which they are located, pursuant to the Governor’s “MI Safe Start Plan”. As a result of these actions, Michigan has experienced a significant increase in unemployment. It is possible that Michigan's Governor may continue some form of executive order throughout the Company's third quarter and beyond.

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

Index
The spread of COVID-19 has caused us to modify many of our business practices.  Currently, approximately 40% of our total employees are working remotely.  We have also expanded sick and vacation time for certain employees.  We may take further actions as may be required or as we determine to be prudent.  There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19.

The extent to which the COVID-19 pandemic will impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict.  Those developments and factors include, the duration and spread of the pandemic, its severity, the actions to contain the pandemic or address its impact, and how quickly and to what extent normal economic and operating conditions can resume. We do not yet know the full extent of the impact.   However, the effects could have a material adverse impact on our business, financial condition and results of operations. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, securities available for sale, loans, capitalized mortgage loan servicing rights or deferred tax assets

As a participating lender in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), the Company and the Bank are subject to additional risks regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes us to potential risks relating to noncompliance with the PPP. Since then, the SBA and U.S. Department of Treasury have provided additional guidance and clarity on the PPP through the issuance of over 20 interim final rules implementing the PPP.  On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. The PPP was then expanded by the Paycheck Protection Program and Health Care Enhancement Act in late April 2020, adding an additional $310 billion in funding while the Paycheck Protection Program Flexibility Act made certain changes to the PPP, by allowing for more time to spend the funds, and making it easier to get a loan fully forgiven.  Most recently, the PPP Extension Act extended the PPP to August 8, 2020.  As of June 30, 2020, we had 2,012 PPP loans outstanding with a total balance of $259.4 million.  We have received approximately 35 forgiveness applications that we expect to submit to the SBA once the SBA Forgiveness portal is activated.

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

Index
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

We are at the early stages of a process to convert our core data processing system to a new system hosted by a different vendor. A systems conversion of this nature is extremely complicated, time-consuming, and resource intensive. The process will be even more challenging in light of the COVID-19 pandemic, including the challenges presented as a result of a portion of our workforce working remotely. The timing and success of this systems conversion is also heavily dependent on the reliability of the vendors for both our existing and new systems. If either or both of these vendors experience workforce shortages due to the pandemic or otherwise, it could impact our ability to complete the systems conversion on the timeline and budget currently expected. Difficulties in completing the conversion could also negatively impact our operations and financial performance.  We expect to complete this conversion in the second quarter of 2021.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of the Company's common stock in lieu of fees otherwise payable to the director for his or her service as a director.  A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board.  Pursuant to this Plan, during the second quarter of 2020, the Company issued 674 shares of common stock to non-employee directors on a current basis and 6,086 shares of common stock to the trust for distribution to directors on a deferred basis.  These shares were issued on April 1, 2020 representing aggregate fees of $0.08 million. The shares on a current basis were issued at a price of $12.87 per share and the shares on a deferred basis were issued at a price of $11.58 per share, representing 90% of the fair value of the shares on the credit date.   The price per share was the consolidated closing bid price per share of the Company's common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules.  The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

The following table shows certain information relating to repurchases of common stock for the three-months ended June 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
April 2020	156	$11.71	-	441,071
May 2020	-	-	-	441,071
June 2020	-	-	-	441,071
Total	156	$11.71	-	441,071

(1)
April represents shares withheld from the shares that would otherwise have been issued to an officer in order to satisfy tax withholding obligations and stock option exercise price resulting from the exercise of stock options.

Index

Item 6. Exhibits

(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:
4.1
Form of 5.95% Fixed-to-Floating Rate Subordinated Note due 2030 (included as Exhibit A to the Form of Subordinated Note Purchase Agreement included as Exhibit 10.1 to this Quarterly Report on Form 10-Q)

10.1
Form of Subordinated Note Purchase Agreement dated May 27, 2020, by and among Independent Bank Corporation and certain Purchasers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2020).

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
101.INS Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH Inline XBRL Taxonomy Extension Schema Document
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	August 5, 2020	By	/s/ Robert N. Shuster
Robert N. Shuster, Principal Financial Officer

Date	August 5, 2020	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer