Form 10-Q
period 2020-09-30
INDEPENDENT BANK CORP /MI/
filed 2020-11-05
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2020

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
YES ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, no par value, 21,884,495 as of November 4, 2020.

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

Index

Part I - Item 1.	INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	September 30, 2020	December 31, 2019
	(unaudited)
	(In thousands, except share amounts)
Assets
Cash and due from banks	$42,435	$53,295
Interest bearing deposits	4,121	12,009
Cash and Cash Equivalents	46,556	65,304
Interest bearing deposits - time	-	350
Securities available for sale	985,050	518,400
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	18,427	18,359
Loans held for sale, carried at fair value	99,747	69,800
Loans
Commercial	1,351,790	1,166,695
Mortgage	1,024,036	1,098,911
Installment	479,653	459,417
Total Loans	2,855,479	2,725,023
Allowance for loan losses	(35,771)	(26,148)
Net Loans	2,819,708	2,698,875
Other real estate and repossessed assets, net	1,487	1,865
Property and equipment, net	36,538	38,411
Bank-owned life insurance	55,019	55,710
Deferred tax assets, net	1,572	2,072
Capitalized mortgage loan servicing rights, carried at fair value	15,403	19,171
Other intangibles	4,561	5,326
Goodwill	28,300	28,300
Accrued income and other assets	56,576	42,751
Total Assets	$4,168,944	$3,564,694

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$1,152,072	$852,076
Savings and interest-bearing checking	1,431,841	1,186,745
Reciprocal	557,551	431,027
Time	303,392	376,877
Brokered time	152,889	190,002
Total Deposits	3,597,745	3,036,727
Other borrowings	30,005	88,646
Subordinated debt	39,261	-
Subordinated debentures	39,507	39,456
Accrued expenses and other liabilities	89,334	49,696
Total Liabilities	3,795,852	3,214,525
Commitments and contingent liabilities
Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 21,885,368 shares at September 30, 2020 and 22,481,643 shares at December 31, 2019	339,408	352,344
Retained earnings	27,538	1,611
Accumulated other comprehensive income (loss)	6,146	(3,786)
Total Shareholders’ Equity	373,092	350,169
Total Liabilities and Shareholders’ Equity	$4,168,944	$3,564,694

See notes to interim condensed consolidated financial statements (unaudited)

Index

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
	(In thousands, except per share amounts)
Interest Income
Interest and fees on loans	$30,393	$34,226	$92,020	$100,743
Interest on securities available for sale
Taxable	3,450	2,771	9,356	8,811
Tax-exempt	954	319	2,137	1,017
Other investments	237	495	854	1,449
Total Interest Income	35,034	37,811	104,367	112,020
Interest Expense
Deposits	2,062	6,236	9,150	17,938
Other borrowings and subordinated debt and debentures	1,006	703	2,598	2,211
Total Interest Expense	3,068	6,939	11,748	20,149
Net Interest Income	31,966	30,872	92,619	91,871
Provision for loan losses	975	(271)	12,884	1,045
Net Interest Income After Provision for Loan Losses	30,991	31,143	79,735	90,826
Non-interest Income
Interchange income	3,428	2,785	8,411	7,744
Service charges on deposit accounts	2,085	2,883	6,299	8,323
Net gains on assets
Mortgage loans	20,205	5,677	46,687	13,590
Securities available for sale	-	-	253	304
Mortgage loan servicing, net	(644)	(1,562)	(8,966)	(4,684)
Other	1,937	2,492	5,698	6,862
Total Non-interest Income	27,011	12,275	58,382	32,139
Non-interest Expense
Compensation and employee benefits	21,954	16,673	54,742	48,955
Occupancy, net	2,199	2,161	6,818	6,797
Data processing	2,215	2,282	6,160	6,597
Furniture, fixtures and equipment	999	1,023	3,125	3,058
Interchange expense	831	891	2,416	2,332
Communications	806	733	2,409	2,219
Loan and collection	768	714	2,329	1,976
Advertising	589	636	1,636	1,935
Legal and professional	566	541	1,427	1,281
FDIC deposit insurance	411	13	1,211	723
Other	2,303	2,181	7,433	6,557
Total Non-interest Expense	33,641	27,848	89,706	82,430
Income Before Income Tax	24,361	15,570	48,411	40,535
Income tax expense	4,777	3,125	9,245	7,979
Net Income	$19,584	$12,445	$39,166	$32,556
Net Income Per Common Share
Basic	$0.90	$0.55	$1.78	$1.41
Diluted	$0.89	$0.55	$1.76	$1.40

See notes to interim condensed consolidated financial statements (unaudited)

Index

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(unaudited - In thousands)

Net income	$19,584	$12,445	$39,166	$32,556
Other comprehensive income
Securities available for sale
Unrealized gains arising during period	2,675	1,567	12,599	10,851
Change in unrealized gains and losses for which a portion of other than temporary impairment has been recognized in earnings	15	(53)	(66)	(55)
Reclassification adjustments for gains included in earnings	-	-	(253)	(137)
Unrealized gains recognized in other comprehensive income on securities available for sale	2,690	1,514	12,280	10,659
Income tax expense	565	318	2,579	2,238
Unrealized gains recognized in other comprehensive income on securities available for sale, net of tax	2,125	1,196	9,701	8,421
Derivative instruments
Unrealized loss arising during period	(26)	(72)	(354)	(1,740)
Reclassification adjustment for (income) expense recognized in earnings	310	(102)	646	(393)
Unrealized gains (losses) recognized in other comprehensive income on derivative instruments	284	(174)	292	(2,133)
Income tax expense (benefit)	59	(36)	61	(447)
Unrealized gains (losses) recognized in other comprehensive income on derivative instruments, net of tax	225	(138)	231	(1,686)

Other comprehensive income	2,350	1,058	9,932	6,735
Comprehensive income	$21,934	$13,503	$49,098	$39,291

See notes to interim condensed consolidated financial statements (unaudited)

Index

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2020	2019
	(unaudited - In thousands)
Net Income	$39,166	$32,556
Adjustments to Reconcile Net Income to Net Cash From Operating Activities
Proceeds from the sale of equity securities at fair value	-	560
Proceeds from sales of loans held for sale	1,074,284	422,557
Disbursements for loans held for sale	(1,057,544)	(451,572)
Provision for loan losses	12,884	1,045
Deferred income tax expense (benefit)	(2,140)	1,216
Net deferred loan fees (costs)	5,227	(3,122)
Net depreciation, amortization of intangible assets and premiums and accretion of discounts on securities, loans and interest bearing deposits - time	5,962	4,427
Net gains on mortgage loans	(46,687)	(13,590)
Net gains on securities available for sale	(253)	(304)
Share based compensation	1,506	1,348
Increase in accrued income and other assets	(1,564)	(2,149)
Increase in accrued expenses and other liabilities	7,397	13,088
Total Adjustments	(928)	(26,496)
Net Cash From Operating Activities	38,238	6,060
Cash Flow Used in Investing Activities
Proceeds from the sale of securities available for sale	36,593	44,305
Proceeds from maturities, prepayments and calls of securities available for sale	197,098	110,517
Purchases of securities available for sale	(639,166)	(123,238)
Proceeds from the maturity of interest bearing deposits - time	350	100
Purchase of Federal Home Loan Bank stock	(68)	-
Net increase in portfolio loans (loans originated, net of principal payments)	(167,506)	(213,116)
Proceeds from the sale of portfolio loans	2,395	50,516
Proceeds from bank-owned life insurance	1,441	470
Proceeds from the sale of other real estate and repossessed assets	564	1,438
Capital expenditures	(2,603)	(2,587)
Net Cash Used in Investing Activities	(570,902)	(131,595)
Cash Flow From Financing Activities
Net increase in total deposits	561,018	138,884
Net increase (decrease) in other borrowings	(25,001)	18,355
Proceeds from Federal Home Loan Bank Advances	239,254	57,000
Payments of Federal Home Loan Bank Advances	(272,910)	(37,143)
Proceeds from issuance of subordinated debt, net of issuance costs	39,236	-
Dividends paid	(13,239)	(12,507)
Proceeds from issuance of common stock	11	282
Repurchase of common stock	(13,784)	(26,284)
Share based compensation withholding obligation	(669)	(879)
Net Cash From Financing Activities	513,916	137,708
Net Increase (Decrease) in Cash and Cash Equivalents	(18,748)	12,173
Cash and Cash Equivalents at Beginning of Period	65,304	70,244
Cash and Cash Equivalents at End of Period	$46,556	$82,417
Cash paid during the period for
Interest	$11,636	$20,185
Income taxes	10,500	5,934
Operating leases	1,357	1,692
Transfers to other real estate and repossessed assets	332	1,901
Purchase of securities available for sale not yet settled	23,844	3,075
Securitization of portfolio loans	26,325	29,790
Right of use assets obtained in exchange for lease obligations	279	7,767
Transfer of loans to held for sale	-	36,622

See notes to interim condensed consolidated financial statements (unaudited)

Index

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(Dollars in thousands, except per share amounts)
Balances at July 1, 2020	$338,989	$12,338	$3,796	$355,123
Net income, three months ended September 30, 2020	-	19,584	-	19,584
Cash dividends declared, $0.20 per share	-	(4,384)	-	(4,384)
Repurchase of zero shares of common stock	-	-	-	-
Issuance of zero shares of common stock	-	-	-	-
Share based compensation (issuance of 10,583 shares of common stock)	497	-	-	497
Share based compensation withholding obligation (withholding of 5,398 shares of common stock)	(78)	-	-	(78)
Other comprehensive income	-	-	2,350	2,350
Balances at September 30, 2020	$339,408	$27,538	$6,146	$373,092

Balances at July 1, 2019	$351,894	$(16,617)	$(4,431)	$330,846
Net income, three months ended September 30, 2019	-	12,445	-	12,445
Cash dividends declared, $0.18 per share	-	(4,049)	-	(4,049)
Repurchase of 25,000 shares of common stock	(502)	-	-	(502)
Issuance of 1,900 shares of common stock	-	-	-	-
Share based compensation (issuance of 5,991 shares of common stock)	460	-	-	460
Share based compensation withholding obligation (withholding of 919 shares of common stock)	(13)	-	-	(13)
Other comprehensive income	-	-	1,058	1,058
Balances at September 30, 2019	$351,839	$(8,221)	$(3,373)	$340,245

Balances at January 1, 2020	$352,344	$1,611	$(3,786)	$350,169
Net income, nine months ended September 30, 2020	-	39,166	-	39,166
Cash dividends declared, $0.60 per share	-	(13,239)	-	(13,239)
Repurchase of 678,929 shares of common stock	(13,784)	-	-	(13,784)
Issuance of 11,917 shares of common stock	11	-	-	11
Share based compensation (issuance of 104,465 shares of common stock)	1,506	-	-	1,506
Share based compensation withholding obligation (withholding of 33,728 shares of common stock)	(669)	-	-	(669)
Other comprehensive income	-	-	9,932	9,932
Balances at September 30, 2020	$339,408	$27,538	$6,146	$373,092

Balances at January 1, 2019	$377,372	$(28,270)	$(10,108)	$338,994
Net income, nine months ended September 30, 2019	-	32,556	-	32,556
Cash dividends declared, $0.54 per share	-	(12,507)	-	(12,507)
Repurchase of 1,204,688 shares of common stock	(26,284)	-	-	(26,284)
Issuance of 70,299 shares of common stock	282	-	-	282
Share based compensation (issuance of 92,617 shares of common stock)	1,348	-	-	1,348
Share based compensation withholding obligation (withholding of 57,205 shares of common stock)	(879)	-	-	(879)
Other comprehensive income	-	-	6,735	6,735
Balances at September 30, 2019	$351,839	$(8,221)	$(3,373)	$340,245

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of September 30, 2020 and December 31, 2019, and the results of operations for the three and nine-month periods ended September 30, 2020 and 2019.  The results of operations for the three and nine-month periods ended September 30, 2020, are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made in the prior period condensed consolidated financial statements to conform to the current period presentation.  Our critical accounting policies include the determination of the allowance for loan losses and the valuation of capitalized mortgage loan servicing rights.  Refer to our 2019 Annual Report on Form 10-K for a disclosure of our accounting policies.

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

We expect to recognize a one-time cumulative effect adjustment to beginning retained earnings at January 1, 2020 increasing the allowance for loan losses.  We are estimating an increase to the allowance for loan losses at that time to be in the range of $8.0 million to $10.0 million primarily driven by the longer contractual maturities of our mortgage and consumer installment loan portfolio segments. In addition, we currently expect this ASU to increase the allowance for losses related to unfunded loan commitments between $1.0 million and $2.0 million. The ultimate impact of adopting this ASU, and at each subsequent reporting period, is highly dependent on credit quality, economic forecasts and conditions, composition of our loan portfolios and securities available for sale, along with other management judgements. The transition adjustment to record the allowance for credit losses may fall outside of our estimated increase based on the finalization of assumptions including qualitative adjustments and the economic forecast used in calculating the allowance for credit losses upon the adoption of CECL.

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

3.	Securities

Securities available for sale consist of the following:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
September 30, 2020
U.S. agency	$10,820	$332	$22	$11,130
U.S. agency residential mortgage-backed	330,914	5,167	521	335,560
U.S. agency commercial mortgage-backed	8,039	382	-	8,421
Private label mortgage-backed	43,190	1,415	320	44,285
Other asset backed	262,435	1,392	456	263,371
Obligations of states and political subdivisions	238,479	6,635	136	244,978
Corporate	71,691	3,558	232	75,017
Trust preferred	1,970	-	200	1,770
Foreign government	500	18	-	518
Total	$968,038	$18,899	$1,887	$985,050

December 31, 2019
U.S. agency	$14,591	$89	$19	$14,661
U.S. agency residential mortgage-backed	226,130	1,910	278	227,762
U.S. agency commercial mortgage-backed	10,671	113	28	10,756
Private label mortgage-backed	39,248	544	99	39,693
Other asset backed	94,158	103	375	93,886
Obligations of states and political subdivisions	94,499	1,724	121	96,102
Corporate	31,904	1,296	5	33,195
Trust preferred	1,968	-	125	1,843
Foreign government	499	3	-	502
Total	$513,668	$5,782	$1,050	$518,400

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Our investments’ gross unrealized losses and fair values aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

September 30, 2020
U.S. agency	$1,788	$5	$2,262	$17	$4,050	$22
U.S. agency residential mortgage-backed	81,400	519	1,298	2	82,698	521
Private label mortgage-backed	14,269	268	749	52	15,018	320
Other asset backed	28,630	129	22,210	327	50,840	456
Obligations of states and political subdivisions	19,075	110	2,003	26	21,078	136
Corporate	10,628	232	-	-	10,628	232
Trust preferred	-	-	1,770	200	1,770	200
Total	$155,790	$1,263	$30,292	$624	$186,082	$1,887

December 31, 2019
U.S. agency	$2,782	$8	$2,712	$11	$5,494	$19
U.S. agency residential mortgage-backed	56,377	126	13,551	152	69,928	278
U.S. agency commercial mortgage-backed	3,284	24	659	4	3,943	28
Private label mortgage-backed	16,387	55	343	44	16,730	99
Other asset backed	34,027	233	13,839	142	47,866	375
Obligations of states and political subdivisions	15,666	84	5,396	37	21,062	121
Corporate	2,125	5	-	-	2,125	5
Trust preferred	-	-	1,843	125	1,843	125
Total	$130,648	$535	$38,343	$515	$168,991	$1,050

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
U.S. agency and U.S. agency residential mortgage-backed securities — at September 30, 2020, we had 27 U.S. agency and 39 U.S. agency residential mortgage-backed securities whose fair value is less than amortized cost. The  unrealized losses are largely attributed to widening spreads to Treasury bonds since acquisition.

Private label mortgage backed, other asset backed and corporate securities — at September 30, 2020, we had 20 private label mortgage backed, 55 other asset backed and 12 corporate securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening since acquisition.

Two private label mortgage-backed securities (discussed further below) were reviewed for other than temporary impairment (‘‘OTTI’’) utilizing a cash flow projection. The cash flow analysis forecasts cash flow from the underlying loans in each transaction and then applies these cash flows to the bonds in the securitization.

Obligations of states and political subdivisions — at September 30, 2020, we had 26 municipal securities whose fair value is less than amortized cost. The unrealized losses are primarily due to wider benchmark pricing spreads since acquisition.

Trust preferred securities — at September 30, 2020, we had two trust preferred securities whose fair value is less than amortized cost. Both of our trust preferred securities are single issue securities issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities has suffered from credit spread widening. One of the securities is rated by a major rating agency as investment grade while the other one is non-rated. The non-rated issue is a relatively small bank and was never rated. The issuer of this non-rated trust preferred security, which had a total amortized cost of $1.0 million and total fair value of $0.85 million as of September 30, 2020, continues to have satisfactory credit metrics and make interest payments.

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

We recorded no credit related OTTI charges in our Condensed Consolidated Statements of Operations related to securities available for sale during the three and nine month periods ended September 30, 2020 and 2019, respectively.

At September 30, 2020, two private label mortgage-backed securities had credit related OTTI and are summarized as follows:

	Senior Security	Super Senior Security	Total
	(In thousands)

Fair value	$403	$536	$939
Amortized cost	386	368	754
Non-credit unrealized loss	-	-	-
Unrealized gain	17	168	185
Cumulative credit related OTTI	757	457	1,214

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Both of these securities are receiving principal and interest payments similar to principal reductions in the underlying collateral and have unrealized gains at September 30, 2020. The original amortized cost (current amortized cost excluding cumulative credit related OTTI) for each of these securities has been permanently adjusted downward for previously recorded credit related OTTI. The unrealized loss (based on original amortized cost) for both of these securities is now less than previously recorded credit related OTTI amounts.

A roll forward of credit losses recognized in earnings on securities available for sale follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Balance at beginning of period	$1,214	$1,594	$1,214	$1,594
Additions to credit losses on securities for which no previous OTTI was recognized	-	-	-	-
Increases to credit losses on securities for which OTTI was previously recognized	-	-	-	-
Reduction (1)	-	(380)	-	(380)
Balance at end of period	$1,214	$1,214	$1,214	$1,214

(1)During the third quarter of 2019 one security with previously recorded OTTI was settled and balance is now zero.

The amortized cost and fair value of securities available for sale at September 30, 2020, by contractual maturity, follow:

	Amortized Cost	Fair Value
	(In thousands)
Maturing within one year	$18,967	$19,048
Maturing after one year but within five years	80,229	83,042
Maturing after five years but within ten years	63,308	66,592
Maturing after ten years	160,956	164,731
	323,460	333,413
U.S. agency residential mortgage-backed	330,914	335,560
U.S. agency commercial mortgage-backed	8,039	8,421
Private label mortgage-backed	43,190	44,285
Other asset backed	262,435	263,371
Total	$968,038	$985,050

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

		Realized
	Proceeds	Gains	Losses
	(In thousands)
2020	$36,593	$253	$-
2019	44,305	169	32

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Certain preferred stocks which were all sold during the first quarter of 2019 had been classified as equity securities at fair value in our Condensed Consolidated Statement of Financial Condition.  During the nine months ended September 30, 2019 we recognized gains on these preferred stocks of $0.167 million that are included in net gains on securities available for sale in the Condensed Consolidated Statements of Operations.

4.	Loans

Our assessment of the allowance for loan losses is based on an evaluation of the loan portfolio, recent and historical loss experience, current economic conditions and other pertinent factors.

An analysis of the allowance for loan losses by portfolio segment for the three months ended September 30, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2020
Balance at beginning of period	$8,731	$7,261	$1,217	$17,291	$34,500
Additions (deductions)
Provision for loan losses	(875)	(257)	18	2,089	975
Recoveries credited to the allowance	297	157	196	-	650
Loans charged against the allowance	-	(162)	(192)	-	(354)
Balance at end of period	$8,153	$6,999	$1,239	$19,380	$35,771

2019
Balance at beginning of period	$8,121	$8,062	$1,293	$8,427	$25,903
Additions (deductions)
Provision for loan losses	(810)	83	289	167	(271)
Recoveries credited to the allowance	1,215	235	202	-	1,652
Loans charged against the allowance	(303)	(397)	(436)	-	(1,136)
Balance at end of period	$8,223	$7,983	$1,348	$8,594	$26,148

An analysis of the allowance for loan losses by portfolio segment for the nine months ended September 30, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2020
Balance at beginning of period	$7,922	$8,216	$1,283	$8,727	$26,148
Additions (deductions)
Provision for loan losses	2,804	(895)	322	10,653	12,884
Recoveries credited to the allowance	1,463	364	577	-	2,404
Loans charged against the allowance	(4,036)	(686)	(943)	-	(5,665)
Balance at end of period	$8,153	$6,999	$1,239	$19,380	$35,771

2019
Balance at beginning of period	$7,090	$7,978	$895	$8,925	$24,888
Additions (deductions)
Provision for loan losses	85	270	1,021	(331)	1,045
Recoveries credited to the allowance	1,720	786	603	-	3,109
Loans charged against the allowance	(672)	(1,051)	(1,171)	-	(2,894)
Balance at end of period	$8,223	$7,983	$1,348	$8,594	$26,148

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Allowance for loan losses and recorded investment in loans by portfolio segment follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
September 30, 2020
Allowance for loan losses:
Individually evaluated for impairment	$1,699	$4,174	$265	$-	$6,138
Collectively evaluated for impairment	6,454	2,825	974	19,380	29,633
Loans acquired with deteriorated credit quality	-	-	-	-	-
Total ending allowance for loan losses balance	$8,153	$6,999	$1,239	$19,380	$35,771

Loans
Individually evaluated for impairment	$10,543	$40,573	$2,404		$53,520
Collectively evaluated for impairment	1,343,763	987,300	478,281		2,809,344
Loans acquired with deteriorated credit quality	906	560	143		1,609
Total loans recorded investment	1,355,212	1,028,433	480,828		2,864,473
Accrued interest included in recorded investment	3,422	4,397	1,175		8,994
Total loans	$1,351,790	$1,024,036	$479,653		$2,855,479

December 31, 2019
Allowance for loan losses:
Individually evaluated for impairment	$1,031	$4,863	$261	$-	$6,155
Collectively evaluated for impairment	6,891	3,353	1,022	8,727	19,993
Loans acquired with deteriorated credit quality	-	-	-	-	-
Total ending allowance for loan losses balance	$7,922	$8,216	$1,283	$8,727	$26,148

Loans
Individually evaluated for impairment	$9,393	$43,574	$2,925		$55,892
Collectively evaluated for impairment	1,158,906	1,058,917	457,370		2,675,193
Loans acquired with deteriorated credit quality	1,394	575	316		2,285
Total loans recorded investment	1,169,693	1,103,066	460,611		2,733,370
Accrued interest included in recorded investment	2,998	4,155	1,194		8,347
Total loans	$1,166,695	$1,098,911	$459,417		$2,725,023

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow(1):

	90+ and Still Accruing	Non- Accrual	Total Non- Performing Loans
	(In thousands)
September 30, 2020
Commercial
Commercial and industrial (2)	$266	$1,615	$1,881
Commercial real estate	-	554	554
Mortgage
1-4 family owner occupied - jumbo	-	1,207	1,207
1-4 family owner occupied - non-jumbo (3)	-	2,364	2,364
1-4 family non-owner occupied	-	1,304	1,304
1-4 family - 2nd lien	-	1,548	1,548
Resort lending	-	699	699
Installment
Boat lending	-	206	206
Recreational vehicle lending	-	96	96
Other	-	378	378
Total recorded investment	$266	$9,971	$10,237
Accrued interest included in recorded investment	$-	$-	$-

December 31, 2019
Commercial
Commercial and industrial (2)	$-	$565	$565
Commercial real estate	-	735	735
Mortgage
1-4 family owner occupied - jumbo	-	1,179	1,179
1-4 family owner occupied - non-jumbo (3)	-	3,540	3,540
1-4 family non-owner occupied	-	1,039	1,039
1-4 family - 2nd lien	-	979	979
Resort lending	-	690	690
Installment
Boat lending	-	332	332
Recreational vehicle lending	-	3	3
Other	-	470	470
Total recorded investment	$-	$9,532	$9,532
Accrued interest included in recorded investment	$-	$-	$-

(1)	Non-performing loans exclude purchase credit impaired loans.
(2)	Non-performing commercial and industrial loans exclude $0.052 million and $0.077 million of government guaranteed loans at September 30, 2020 and December 31, 2019, respectively.
(3)	Non-performing 1-4 family owner occupied – non jumbo loans exclude $0.458 million and $0.569 million of government guaranteed loans at September 30, 2020 and December 31, 2019, respectively.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
An aging analysis of loans by class follows:

	Loans Past Due				Loans not	Total
	30-59 days	60-89 days	90+ days	Total	Past Due	Loans
	(In thousands)
September 30, 2020
Commercial
Commercial and industrial	$-	$-	$495	$495	$763,757	$764,252
Commercial real estate	130	-	-	130	590,830	590,960
Mortgage
1-4 family owner occupied - jumbo	1,312	-	632	1,944	437,294	439,238
1-4 family owner occupied - non-jumbo	1,053	372	610	2,035	247,086	249,121
1-4 family non-owner occupied	1,336	60	367	1,763	177,101	178,864
1-4 family - 2nd lien	472	251	545	1,268	99,427	100,695
Resort lending	273	443	391	1,107	59,408	60,515
Installment
Boat lending	213	38	132	383	211,353	211,736
Recreational vehicle lending	364	19	58	441	168,211	168,652
Other	281	166	225	672	99,768	100,440
Total recorded investment	$5,434	$1,349	$3,455	$10,238	$2,854,235	$2,864,473
Accrued interest included in recorded investment	$102	$17	$-	$119	$8,875	$8,994

December 31, 2019
Commercial
Commercial and industrial	$-	$289	$102	$391	$564,480	$564,871
Commercial real estate	177	-	735	912	603,910	604,822
Mortgage
1-4 family owner occupied - jumbo	1,757	1,037	-	2,794	398,759	401,553
1-4 family owner occupied - non-jumbo	2,672	852	1,387	4,911	342,349	347,260
1-4 family non-owner occupied	695	136	623	1,454	168,083	169,537
1-4 family - 2nd lien	909	90	386	1,385	115,157	116,542
Resort lending	364	53	565	982	67,192	68,174
Installment
Boat lending	337	107	88	532	202,750	203,282
Recreational vehicle lending	161	97	3	261	153,184	153,445
Other	377	275	202	854	103,030	103,884
Total recorded investment	$7,449	$2,936	$4,091	$14,476	$2,718,894	$2,733,370
Accrued interest included in recorded investment	$74	$34	$-	$108	$8,239	$8,347

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Impaired loans are as follows:

	September 30, 2020	December 31, 2019
Impaired loans with no allocated allowance for loan losses	(In thousands)
Troubled debt restructurings ("TDR")	$336	$337
Non - TDR	1,562	1,550
Impaired loans with an allocated allowance for loan losses
TDR - allowance based on collateral	9,412	1,587
TDR - allowance based on present value cash flow	38,934	48,798
Non - TDR - allowance based on collateral	2,963	3,365
Total impaired loans	$53,207	$55,637

Amount of allowance for loan losses allocated
TDR - allowance based on collateral	$1,104	$542
TDR - allowance based on present value cash flow	3,838	4,641
Non - TDR - allowance based on collateral	1,196	972
Total amount of allowance for loan losses allocated	$6,138	$6,155

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Impaired loans by class  are as follows:

	September 30, 2020			December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance For Loan Losses	Recorded Investment	Unpaid Principal Balance	Related Allowance For Loan Losses
With no related allowance for loan losses recorded:	(In thousands)
Commercial
Commercial and industrial	$122	$124	$-	$257	$257	$-
Commercial real estate	-	-	-	796	796	-
Mortgage
1-4 family owner occupied - jumbo	632	632	-	-	-	-
1-4 family owner occupied - non-jumbo	237	314	-	212	217	-
1-4 family non-owner occupied	311	475	-	214	366	-
1-4 family - 2nd lien	442	442	-	407	438	-
Resort lending	154	379	-	-	-	-
Installment
Boat lending	-	-	-	-	-	-
Recreational vehicle lending	-	-	-	-	-	-
Other	-	-	-	1	41	-
	1,898	2,366	-	1,887	2,115	-
With an allowance for loan losses recorded:
Commercial
Commercial and industrial	2,452	2,572	855	1,655	1,706	453
Commercial real estate	7,969	7,980	844	6,685	6,661	578
Mortgage
1-4 family owner occupied - jumbo	1,091	1,458	126	1,447	1,445	91
1-4 family owner occupied - non-jumbo	21,805	22,414	2,300	10,163	10,695	1,031
1-4 family non-owner occupied	4,473	4,810	470	4,962	5,542	572
1-4 family - 2nd lien	620	629	133	14,059	15,243	1,695
Resort lending	10,808	10,972	1,145	12,110	12,263	1,474
Installment
Boat lending	139	172	49	-	-	-
Recreational vehicle lending	101	114	23	-	-	-
Other	2,164	2,295	193	2,924	3,153	261
	51,622	53,416	6,138	54,005	56,708	6,155
Total
Commercial
Commercial and industrial	2,574	2,696	855	1,912	1,963	453
Commercial real estate	7,969	7,980	844	7,481	7,457	578
Mortgage
1-4 family owner occupied - jumbo	1,723	2,090	126	1,447	1,445	91
1-4 family owner occupied - non-jumbo	22,042	22,728	2,300	10,375	10,912	1,031
1-4 family non-owner occupied	4,784	5,285	470	5,176	5,908	572
1-4 family - 2nd lien	1,062	1,071	133	14,466	15,681	1,695
Resort lending	10,962	11,351	1,145	12,110	12,263	1,474
Installment
Boat lending	139	172	49	-	-	-
Recreational vehicle lending	101	114	23	-	-	-
Other	2,164	2,295	193	2,925	3,194	261
Total	$53,520	$55,782	$6,138	$55,892	$58,823	$6,155

Accrued interest included in recorded investment	$313			$255

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Average recorded investment in and interest income earned on impaired loans by class for the three month periods ending September 30, follows:

	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance for loan losses recorded:	(In thousands)
Commercial
Commercial and industrial	$103	$2	$-	$-
Commercial real estate	-	-	327	5
Mortgage
1-4 family owner occupied - jumbo	632	-	-	-
1-4 family owner occupied - non-jumbo	331	-	352	1
1-4 family non-owner occupied	316	2	200	6
1-4 family - 2nd lien	403	-	-	-
Resort lending	77	-	-	-
Installment
Boat lending	-	-	-	-
Recreational vehicle lending	-	-	-	-
Other	-	-	-	1
	1,862	4	879	13
With an allowance for loan losses recorded:
Commercial
Commercial and industrial	2,431	38	1,534	16
Commercial real estate	12,195	130	6,069	71
Mortgage
1-4 family owner occupied - jumbo	808	11	1,003	9
1-4 family owner occupied - non-jumbo	22,070	277	23,674	336
1-4 family non-owner occupied	4,708	52	5,447	76
1-4 family - 2nd lien	598	3	601	8
Resort lending	11,186	125	12,067	171
Installment
Boat lending	106	-	86	2
Recreational vehicle lending	96	1	50	1
Other	2,324	33	3,105	50
	56,522	670	53,636	740
Total
Commercial
Commercial and industrial	2,534	40	1,534	16
Commercial real estate	12,195	130	6,396	76
Mortgage
1-4 family owner occupied - jumbo	1,440	11	1,003	9
1-4 family owner occupied - non-jumbo	22,401	277	24,026	337
1-4 family non-owner occupied	5,024	54	5,647	82
1-4 family - 2nd lien	1,001	3	601	8
Resort lending	11,263	125	12,067	171
Installment
Boat lending	106	-	86	2
Recreational vehicle lending	96	1	50	1
Other	2,324	33	3,105	51
Total	$58,384	$674	$54,515	$753

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Average recorded investment in and interest income earned on impaired loans by class for the nine month periods ending September 30, follows:

	2020		2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance for loan losses recorded:	(In thousands)
Commercial
Commercial and industrial	$137	$4	$-	$-
Commercial real estate	199	-	164	5
Mortgage
1-4 family owner occupied - jumbo	316	-	-	-
1-4 family owner occupied - non-jumbo	353	4	265	3
1-4 family non-owner occupied	309	5	100	6
1-4 family - 2nd lien	399	-	-	-
Resort lending	77	-	-	-
Installment
Boat lending	-	-	-	-
Recreational vehicle lending	-	-	-	-
Other	-	-	-	1
	1,790	13	529	15
With an allowance for loan losses recorded:
Commercial
Commercial and industrial	2,231	105	2,406	52
Commercial real estate	11,657	641	5,552	221
Mortgage
1-4 family owner occupied - jumbo	1,228	39	1,248	26
1-4 family owner occupied - non-jumbo	19,116	901	24,110	1,031
1-4 family non-owner occupied	4,746	170	6,040	227
1-4 family - 2nd lien	4,017	9	479	14
Resort lending	11,506	358	12,607	493
Installment
Boat lending	72	-	68	2
Recreational vehicle lending	80	2	65	2
Other	2,545	109	3,211	145
	57,198	2,334	55,786	2,213
Total
Commercial
Commercial and industrial	2,368	109	2,406	52
Commercial real estate	11,856	641	5,716	226
Mortgage
1-4 family owner occupied - jumbo	1,544	39	1,248	26
1-4 family owner occupied - non-jumbo	19,469	905	24,375	1,034
1-4 family non-owner occupied	5,055	175	6,140	233
1-4 family - 2nd lien	4,416	9	479	14
Resort lending	11,583	358	12,607	493
Installment
Boat lending	72	-	68	2
Recreational vehicle lending	80	2	65	2
Other	2,545	109	3,211	146
Total	$58,988	$2,347	$56,315	$2,228

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance.

TDRs follow:

	September 30, 2020
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDRs	$8,292	$37,337		$45,629
Non-performing TDRs (2)	1,203	1,850	(3)	3,053
Total	$9,495	$39,187		$48,682

	December 31, 2019
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDRs	$7,974	$39,601		$47,575
Non-performing TDRs (2)	540	2,607	(3)	3,147
Total	$8,514	$42,208		$50,722

(1)	Retail loans include mortgage and installment loan portfolio segments.
(2)	Included in non-performing loans table above.
(3)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

We allocated $4.9 million and $5.2 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDR”) at September 30, 2020 and December 31, 2019, respectively.

During the nine months ended September 30, 2020 and 2019, the terms of certain loans were modified as TDRs. The modification of the terms of such loans generally included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for a new loan with similar risk; or a permanent reduction of the recorded investment in the loan.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Loans that have been classified as TDRs during the three-month periods ended September 30 follow:

	Number of Contracts	Pre-modification Recorded Balance	Post-modification Recorded Balance
	(Dollars in thousands)
2020
Commercial
Commercial and industrial	-	$-	$-
Commercial real estate	-	-	-
Mortgage
1-4 family owner occupied - jumbo	-	-	-
1-4 family owner occupied - non-jumbo	1	92	95
1-4 family non-owner occupied	1	52	54
1-4 family - 2nd lien	-	-	-
Resort lending	-	-	-
Installment
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	1	19	19
Total	3	$163	$168

2019
Commercial
Commercial and industrial	2	$137	$137
Commercial real estate	-	-	-
Mortgage
1-4 family owner occupied - jumbo	-	-	-
1-4 family owner occupied - non-jumbo	1	198	202
1-4 family non-owner occupied	-	-	-
1-4 family - 2nd lien	3	75	75
Resort lending	-	-	-
Installment
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	1	28	28
Total	7	$438	$442

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Loans that have been classified as TDRs during the nine-month periods ended September 30 follow:

	Number of Contracts	Pre-modification Balance	Post-modification Balance
	(Dollars in thousands)
2020
Commercial
Commercial and industrial	7	$1,207	$1,207
Commercial real estate	4	7,012	7,012
Mortgage
1-4 family owner occupied - jumbo	-	-	-
1-4 family owner occupied - non-jumbo	3	195	203
1-4 family non-owner occupied	2	111	116
1-4 family - 2nd lien	2	45	46
Resort lending	-	-	-
Installment
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	2	52	53
Total	20	$8,622	$8,637

2019
Commercial
Commercial and industrial	3	$186	$186
Commercial real estate	2	1,329	1,329
Mortgage
1-4 family owner occupied - jumbo	-	-	-
1-4 family owner occupied - non-jumbo	2	479	483
1-4 family non-owner occupied	1	506	505
1-4 family - 2nd lien	3	75	75
Resort lending	-	-	-
Installment
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	7	188	191
Total	18	$2,763	$2,769

The troubled debt restructurings described above for 2020 decreased the allowance for loan losses by $1.44 million and resulted in zero charge offs during the three months ended September 30, 2020, and increased the allowance for loan losses by $0.09 million and resulted in zero charge offs during the nine months ended September 30, 2020.

The troubled debt restructurings described above for 2019 increased the allowance for loan losses by $0.04 million and resulted in zero charge offs during the three months ended September 30, 2019, and increased the allowance for loan losses by $0.09 million and resulted in zero charge offs during the nine months ended September 30, 2019.

There were no troubled debt restructurings that subsequently defaulted within twelve months following the modification during the three and nine months periods ended September 30, 2020 and 2019.

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

A summary of accommodations entered into under this guidance as of September 30, 2020 follows:

Commercial and Retail Loan COVID-19 Accomodations

	Covid-19 Accomodations		Total	% of Total
Loan Category	Loans (#)	Loans ($)	Loans	Loans

Commercial	17	$25,105	$1,351,790	1.9%
Mortgage	197	32,091	1,024,036	3.1%
Installment	97	2,631	479,653	0.5%
Total	311	$59,827	$2,855,479	2.1%
Mortgage loans serviced for others(1)	416	$66,279	$2,873,153	2.3%

1)	We have delegated authority from all investors to grant these deferrals on their behalf.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Information on subsequent accommodation extensions follows:

Commercial and Retail Loan COVID-19 Subsequent Accomodations

Loan Category	Loans (#)	Loans ($)

Commercial	6	$5,726
Mortgage	125	22,571
Installment	51	1,583
Total	182	$29,880

The CARES Act also included an initial $349 billion loan program administered through the U.S. Small Business Administration (“SBA”) referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. We are participating as a lender in the PPP. The PPP opened on April 3, 2020 intending to provide American small businesses with eight weeks of cash-flow assistance through 100 percent federally guaranteed loans through the SBA. In late April 2020 the Paycheck Protection Program and Health Care Enhancement Act, added another $310 billion in funding while the Paycheck Protection Program Flexibility Act made certain changes to the program, by allowing for more time to spend the funds, and making it easier to get a loan fully forgiven.  The PPP closed on August 8, 2020. Most recently, the SBA released a simpler loan forgiveness application for PPP loans of $50,000 or less that streamlines the PPP forgiveness process for such loans. As of September 30, 2020, we had 2,117 PPP loans outstanding with a total balance of $261.1 million.  PPP loans are included in the commercial and industrial class of the commercial loan portfolio segment.  As these loans are 100% guaranteed through the SBA the allowance for loan losses recorded on these loans is zero.  As of September 30, 2020, we have submitted 197 forgiveness applications for loans totaling $37.2 million.  Interest and fees on loans in our condensed consolidated statement of operations includes $1.3 million and $2.3 million for the three and nine month periods of 2020, related to the accretion of net loan fees on PPP loans. No such accretion is included in the comparable prior year periods.  At September 30, 2020 we had $6.5 million of remaining unaccreted net fees related to PPP loans.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Rating 9: These loans are generally referred to as our “substandard accruing” commercial credits. This rating includes loans to borrowers that exhibit a well-defined weakness where payment default is probable and loss is possible if deficiencies are not corrected. Generally, loans with this rating are considered collectible as to both principal and interest primarily due to collateral coverage.

Rating 10 and 11: These loans are generally referred to as our ‘‘substandard - non-accrual’’ and ‘‘doubtful’’ commercial credits. Our doubtful rating includes a sub classification for a loss rate other than 50% (which is the standard doubtful loss rate).  These ratings include loans to borrowers with weaknesses that make collection of the loan in full, on the basis of current facts, conditions and values at best questionable and at worst improbable. All of these loans are placed in non-accrual.

Rating 12: These loans are generally referred to as our “loss” commercial credits. This rating includes loans to borrowers that are deemed incapable of repayment and are charged-off.

The following table summarizes loan ratings by loan class for our commercial portfolio loan segment:

	Commercial
	Non-watch 1-6	Watch 7-8	Substandard Accrual 9	Non- Accrual 10-11	Total
			(In thousands)
September 30, 2020
Commercial and industrial	$715,810	$42,153	$4,674	$1,615	$764,252
Commercial real estate	579,547	8,187	2,672	554	590,960
Total	$1,295,357	$50,340	$7,346	$2,169	$1,355,212
Accrued interest included in total	$3,267	$116	$39	$-	$3,422

December 31, 2019
Commercial and industrial	$515,955	$44,384	$3,967	$565	$564,871
Commercial real estate	580,516	23,036	535	735	604,822
Total	$1,096,471	$67,420	$4,502	$1,300	$1,169,693
Accrued interest included in total	$2,763	$205	$30	$-	$2,998

For each of our mortgage and installment portfolio segment classes, we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated semi-annually.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables summarize credit scores by loan class for our mortgage and installment loan portfolio segments:

	Mortgage (1)
	1-4 Family Owner Occupied - Jumbo	1-4 Family Owner Occupied - Non-jumbo	1-4 Family Non-owner Occupied	1-4 Family 2nd Lien	Resort Lending	Total
	(In thousands)
September 30, 2020
_800 and above	$49,057	$35,243	$28,557	$13,443	$10,433	$136,733
_750-799	219,844	64,957	78,503	42,292	28,294	433,890
_700-749	110,981	74,914	48,228	26,334	11,557	272,014
_650-699	41,101	36,963	14,511	11,982	7,277	111,834
_600-649	12,387	17,032	4,986	2,954	2,064	39,423
_550-599	3,477	12,270	1,908	2,214	494	20,363
_500-549	2,391	6,062	1,475	1,134	243	11,305
_Under 500	-	1,680	696	342	153	2,871
_Unknown	-	-	-	-	-	-
_Total	$439,238	$249,121	$178,864	$100,695	$60,515	$1,028,433
Accrued interest included in total	$1,288	$1,891	$590	$363	$265	$4,397

December 31, 2019
_800 and above	$48,486	$43,848	$24,315	$13,905	$11,076	$141,630
_750-799	198,491	111,521	84,656	50,012	29,364	474,044
_700-749	106,609	95,064	34,839	30,697	14,626	281,835
_650-699	31,553	51,174	13,995	14,267	8,063	119,052
_600-649	13,230	21,938	5,897	4,097	2,074	47,236
_550-599	514	12,308	1,863	1,703	673	17,061
_500-549	1,519	7,940	1,870	1,281	889	13,499
_Under 500	641	2,208	533	511	79	3,972
_Unknown	510	1,259	1,569	69	1,330	4,737
_Total	$401,553	$347,260	$169,537	$116,542	$68,174	$1,103,066
Accrued interest included in total	$1,139	$1,662	$586	$502	$266	$4,155

(1)	Credit scores have been updated within the last twelve months.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
	Installment (1)
	Boat Lending	Recreational Vehicle Lending	Other	Total
	(In thousands)
September 30, 2020
_800 and above	$33,385	$29,085	$8,466	$70,936
_750-799	124,751	94,666	36,373	255,790
_700-749	38,729	34,236	26,833	99,798
_650-699	11,557	8,059	21,998	41,614
_600-649	2,089	1,668	3,738	7,495
_550-599	632	449	1,394	2,475
_500-549	242	465	755	1,462
_Under 500	351	24	180	555
_Unknown	-	-	703	703
_Total	$211,736	$168,652	$100,440	$480,828
Accrued interest included in total	$471	$381	$323	$1,175

December 31, 2019
_800 and above	$28,041	$24,470	$7,611	$60,122
_750-799	118,380	88,164	37,583	244,127
_700-749	41,490	31,055	27,204	99,749
_650-699	11,485	7,267	22,517	41,269
_600-649	2,254	1,411	4,470	8,135
_550-599	946	592	1,884	3,422
_500-549	377	464	1,127	1,968
_Under 500	309	22	284	615
_Unknown	-	-	1,204	1,204
_Total	$203,282	$153,445	$103,884	$460,611
Accrued interest included in total	$490	$378	$326	$1,194

(1)	Credit scores have been updated within the last twelve months.

Foreclosed residential real estate properties included in other real estate and repossessed assets on our Condensed Consolidated Statements of Financial Condition totaled $1.0 million and $1.2 million at September 30, 2020 and December 31, 2019, respectively.  Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $0.04 million and $0.70 million at September 30, 2020 and December 31, 2019, respectively.

During the first quarter of 2020, we securitized $26.3 million of portfolio residential fixed rate mortgage loans servicing retained with Freddie Mac and recognized a gain on sale of $0.72 million.  We also sold $2.4 million of portfolio residential fixed rate mortgage loans servicing retained into the secondary market and recognized a gain on sale of $0.07 million.  These transactions were done primarily for asset/liability management purposes.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
During the first quarter of 2019, we sold $40.6 million of residential adjustable rate mortgage loans servicing released (classified on the Condensed Consolidated Statements of Financial Condition as held for sale, carried at the lower of cost or fair value at December 31, 2018) to another financial institution and recognized a gain on sale of $0.01 million.  During the first quarter of 2019 we also securitized $29.8 million, of portfolio residential fixed rate mortgage loans servicing retained with Freddie Mac and recognized a gain on sale of $0.53 million. During the third quarter of 2019, we sold $9.9 million of residential fixed and adjustable rate portfolio mortgage loans servicing retained to another financial institution and recognized a gain on sale of $0.07 million.  During the third quarter of 2019 we also transferred $36.6 million, of portfolio residential fixed rate mortgage loans to loans held for sale, carried at the lower of cost or fair value.  At the time of transfer and at September 30, 2019 the fair value of these loans exceeded their cost.  During the fourth quarter of 2019 these loans were securitized servicing retained with Freddie Mac and we recognized a gain on sale of approximately $1.0 million.These transactions were done primarily for asset/liability management purposes.

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

	September 30, 2020	December 31, 2019
	(In thousands)
Commercial	$906	$1,394
Mortgage	560	575
Installment	143	316
Total carrying amount	1,609	2,285
Allowance for loan losses	-	-
Carrying amount, net of allowance for loan losses	$1,609	$2,285

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The accretable difference on PCI loans is the difference between the expected cash flows and the net present value of expected cash flows with such difference accreted into earnings using the effective yield method over the term of the loans. Accretion recorded as loan interest income is included in the table below.  Accretable yield of PCI loans, or income expected to be collected follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
	(In thousands)		(In thousands)

Balance at beginning of period	$573	$749	$640	$462
New loans purchased	-	-	-	-
Accretion recorded as loan interest income	(156)	(56)	(223)	(134)
Reclassification from (to) nonaccretable difference	-	-	-	365
Displosals/other adjustments	-	-	-	-
Balance at end of period	$417	$693	$417	$693

5.	Shareholders’ Equity and Earnings Per Common Share

On December 17, 2019, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) to buy back up to 1,120,000 shares of our outstanding common stock through December 31, 2020.  Shares would be repurchased through open market transactions, though we could execute repurchases through other means, such as privately negotiated transactions.  The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, regulatory requirements, potential alternative uses for capital, and our financial performance. Due primarily to the economic uncertainty brought on by the COVID-19, we have not purchased any of our shares since March 2020. However, primarily as a result of our financial performance and improved economic conditions, and dependent upon market and other factors, we may begin to purchase our shares under the 2020 share repurchase plan during the last two months of the year. During the nine month periods ended September 30, 2020 and 2019 repurchases were made totaling 678,929 shares and 1,204,688 shares of common stock, respectively, for an aggregate purchase price of $13.8 million and $26.3 million, respectively.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A reconciliation of basic and diluted net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Net income	$19,584	$12,445	$39,166	$32,556

Weighted average shares outstanding (1)	21,881	22,486	22,014	23,033
Stock units for deferred compensation plan for non-employee directors	117	132	119	131
Effect of stock options	85	110	90	116
Performance share units	32	42	33	39
Weighted average shares outstanding for calculation of diluted earnings per share	22,115	22,770	22,256	23,319

Net income per common share
Basic (1)	$0.90	$0.55	$1.78	$1.41
Diluted	$0.89	$0.55	$1.76	$1.40

(1)	Basic net income per common share includes weighted average common shares outstanding during the period and participating share awards.

Weighted average stock options outstanding that were not considered in computing diluted net income per common share because they were anti-dilutive were zero for the three and nine month periods ended September 30, 2020 and 2019, respectively.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Our derivative financial instruments according to the type of hedge in which they are designated follows:

	September 30, 2020
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)

Fair value hedge designation - Pay-fixed interest rate swap agreements	$7,117	8.6	$(860)

No hedge designation
Rate-lock mortgage loan commitments	$196,646	0.1	$8,356
Mandatory commitments to sell mortgage loans	232,948	0.1	(580)
Pay-fixed interest rate swap agreements - commercial	144,787	4.7	(10,811)
Pay-variable interest rate swap agreements - commercial	144,787	4.7	10,811
Pay-fixed interest rate swap agreements	25,000	0.8	(409)
Interest rate cap agreements	150,000	1.8	5
Purchased options	2,908	0.8	30
Written options	2,848	0.8	(30)
Total	$899,924	1.9	$7,372

	December 31, 2019
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Fair value hedge designation - Pay-fixed interest rate swap agreements	$7,117	9.4	$(242)

Cash flow hedge designation
Pay-fixed interest rate swap agreements	$25,000	1.6	$(174)
Interest rate cap agreements	150,000	2.6	214
Total	$175,000	2.5	$40

No hedge designation
Rate-lock mortgage loan commitments	$49,268	0.1	$1,412
Mandatory commitments to sell mortgage loans	95,363	0.1	(150)
Pay-fixed interest rate swap agreements - commercial	153,946	5.5	(3,641)
Pay-variable interest rate swap agreements - commercial	153,946	5.5	3,641
Purchased options	2,908	1.5	141
Written options	2,848	1.5	(139)
Total	$458,279	3.7	$1,264

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We use variable-rate and short-term fixed-rate (less than 12 months) debt obligations to fund a portion of our Condensed Consolidated Statements of Financial Condition, which exposes us to variability in interest rates. To meet our asset/liability management objectives, we may periodically enter into derivative financial instruments to mitigate exposure to fluctuations in cash flows resulting from changes in interest rates (“Cash Flow Hedges”).  Cash Flow Hedges included certain pay-fixed interest rate swaps and interest rate cap agreements.  Pay-fixed interest rate swaps convert the variable-rate cash flows on debt obligations to fixed-rates.  Under interest-rate cap agreements, we will receive cash if interest rates rise above a predetermined level. As a result, we effectively have variable-rate debt with an established maximum rate. We paid an upfront premium on interest rate caps which was recognized in earnings in the same period in which the hedged item affected earnings. During the first and third quarters of 2020 we transferred all of our Cash Flow Hedge interest rate cap agreements and pay-fixed interest rate swaps, respectively to a no hedge designation. The $2.0 million and $0.5 million unrealized loss on our Cash Flow Hedge interest rate cap agreements and pay-fixed interest rate swaps, respectively which were included as a component of accumulated other comprehensive income (loss) at the time of the transfers will be reclassified into earnings over the remaining life of the interest rate cap agreements and pay-fixed interest rate swaps.  The interest rate cap agreements and pay-fixed interest rate swaps are classified as a no hedge designation at September 30, 2020 and any changes in fair value since the transfers to the no hedge designation are recorded in earnings.

 Prior to moving all of our Cash Flow Hedges to a no hedge designation as discussed above, we had recorded the fair value of these hedges in accrued income and other assets and accrued expenses and other liabilities on our Condensed Consolidated Statements of Financial Condition.  On an ongoing basis, we adjusted our Condensed Consolidated Statements of Financial Condition to reflect the then current fair value of Cash Flow Hedges.  The related gains or losses were reported in other comprehensive income or loss and were subsequently reclassified into earnings as a yield adjustment in the same period in which the related interest on the hedged items (variable-rate debt obligations) affected earnings.  It is anticipated that approximately $1.1 million, of unrealized losses from the previously classified Cash Flow Hedges (all a result of the unrealized losses discussed in the previous paragraph) at September 30, 2020 will be reclassified to earnings over the next twelve months.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	September 30, 2020		December 31, 2019		September 30, 2020		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments	-		-		-		-
Pay-fixed interest rate swap agreements	Other assets	$-	Other assets	$-	Other liabilities	$860	Other liabilities	$416
Interest rate cap agreements	Other assets	-	Other assets	214	Other liabilities	-	Other liabilities	-
		-		214		860		416

Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	8,356	Other assets	1,412	Other liabilities	-	Other liabilities	-
Mandatory commitments to sell mortgage loans	Other assets	-	Other assets	-	Other liabilities	580	Other liabilities	150
Pay-fixed interest rate swap agreements - commercial	Other assets	-	Other assets	28	Other liabilities	10,811	Other liabilities	3,669
Pay-variable interest rate swap agreements - commercial	Other assets	10,811	Other assets	3,669	Other liabilities	-	Other liabilities	28
Pay-fixed interest rate swap agreements	Other assets	-	Other assets	-	Other liabilities	409	Other liabilities	-
Interest rate cap agreements	Other assets	5	Other assets	-	Other liabilities	-	Other liabilities	-
Purchased options	Other assets	30	Other assets	141	Other liabilities	-	Other liabilities	-
Written options	Other assets	-	Other assets	-	Other liabilities	30	Other liabilities	139
		19,202		5,250		11,830		3,986
Total derivatives		$19,202		$5,464		$12,690		$4,402

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

Three Month Periods Ended September 30,
	Loss Recognized in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)		Location of Gain (Loss) Recognized	Gain (Loss) Recognized in Income
	2020	2019	Portion)	2020	2019	in Income	2020	2019
	(In thousands)
Fair Value Hedges
Pay-fixed interest rate swap agreements						Non-interest income-other	$6	$(188)
Cash Flow Hedges
Interest rate cap agreements	$-	$(37)	Interest expense	$(180)	$88
Pay-fixed interest rate swap agreements	(26)	(35)	Interest expense	(130)	14
Total	$(26)	$(72)		$(310)	$102

No hedge designation
Rate-lock mortgage loan commitments						Net gains on mortgage loans	$1,096	$(96)
Mandatory commitments to sell mortgage loans						Net gains on mortgage loans	52	307
Pay-fixed interest rate swap agreements - commercial						Interest income	688	(1,670)
Pay-variable interest rate swap agreements - commercial						Interest income	(688)	1,670
Pay-fixed interest rate swap agreements						Interest expense	117	-
Interest rate cap agreements						Interest expense	(14)	-
Purchased options						Interest expense	(10)	(46)
Written options						Interest expense	10	46
Total							$1,251	$211

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Nine Month Periods Ended September 30,
	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)		Location of Gain (Loss) Recognized	Gain (Loss) Recognized in Income
	2020	2019	Portion)	2020	2019	in Income	2020	2019
	(In thousands)
Fair Value Hedges
Pay-fixed interest rate swap agreements						Non-interest income-other	$(618)	$(391)
Cash Flow Hedges Interest rate cap agreements	$126	$(1,311)	Interest expense	$(413)	$321
Pay-fixed interest rate swap agreements	(480)	(429)	Interest expense	(233)	72
Total	$(354)	$(1,740)		$(646)	$393

No hedge designation
Rate-lock mortgage loan commitments						Net gains on mortgage loans	$6,944	$1,364
Mandatory commitments to sell mortgage loans						Net gains on mortgage loans	(430)	356
Pay-fixed interest rate swap agreements - commercial						Interest income	(7,170)	(5,254)
Pay-variable interest rate swap agreements - commercial						Interest income	7,170	5,254
Pay-fixed interest rate swap agreements						Interest expense	117	-
Interest rate cap agreements						Interest expense	(56)	-
Purchased options						Interest expense	(111)	9
Written options						Interest expense	109	(8)
Total							$6,573	$1,721

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7.	Goodwill and Other Intangibles

The following table summarizes intangible assets, net of amortization:

	September 30, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets - core deposits	$11,916	$7,355	$11,916	$6,590
Unamortized intangible assets - goodwill	$28,300		$28,300

We performed our required annual goodwill impairment test as of December 31, 2019 and there was no impairment.  Since the first quarter of 2020 bank stocks in general as well as our market capitalization have declined as a result of events surrounding the current COVID-19 pandemic outbreak.  As a result, we completed a qualitative goodwill impairment test as of March 31, 2020, June 30, 2020 and September 30, 2020. This qualitative analysis included a review of our earnings and asset quality trends as well as capital levels and the economic conditions of our markets. In addition, this qualitative analysis looked at merger and acquisition analytics for banks in general . Finally, our common stock traded over book value for several days during the second quarter. Based on this qualitative analysis we do not believe this decline is indicative of a permanent deterioration of the fundamental value of our bank. As such we do not believe that it is more likely than not goodwill impairment exists at September 30, 2020. See note 13, Contingencies, for additional information on COVID-19 and its potential impact to us.

A summary of estimated core deposit intangible amortization at September 30, 2020 follows:

(In thousands)

Three months ending December 31, 2020	$255
2021	970
2022	785
2023	547
2024	516
2025 and thereafter	1,488
Total	$4,561

8.	Share Based Compensation

We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.4 million shares of common stock as of September 30, 2020.  The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.2 million shares of common stock as of September 30, 2020. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
A summary of restricted stock and performance stock units (“PSU”) granted pursuant to our long-term incentive plan follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Restricted stock	3,000	8,000	55,996	64,267
PSU	-	-	20,897	22,016

Except for 0.008 million shares of restricted stock issued during the third quarter of 2019 and 0.002 million shares of restricted stock issued during the first quarter of 2019 that vest ratably over three years, the shares of restricted stock and PSUs shown in the above table cliff vest after a period of three years.  The performance feature of the PSUs is based on a comparison of our total shareholder return over the three year period starting on the grant date to the total shareholder return over that period for an index of our banking peers.

Our directors may elect to receive a portion of their quarterly cash retainer fees in the form of common stock (either on a current basis or on a deferred basis pursuant to the non-employee director stock purchase plan referenced above). Shares equal in value to that portion of each director’s fees that he or she has elected to receive in stock on a current basis are issued each quarter and vest immediately. Shares issued on a deferred basis are credited at the rate of 90%of the current value and vest immediately.  During the nine month periods ended September 30, 2020 and 2019 we issued 0.016 million and 0.008 million shares, respectively and expensed their value during those same periods.

Total compensation expense recognized for grants pursuant to our long-term incentive plan was $0.4 million and $1.2 million during the three and nine month periods ended September 30, 2020, respectively, and was $0.4 million and $1.2 million during the same periods in 2019, respectively.  The corresponding tax benefit relating to this expense was $0.1 million and $0.3 million for the three and nine month periods ended September 30, 2020, respectively and $0.1 million and $0.2 million for the same periods in 2019. Total expense recognized for non-employee director share based payments was $0.09 million and $0.26 million during the three and nine month periods ended September 30, 2020, respectively, and was $0.06 million and $0.18 million during the same periods in 2019, respectively.  The corresponding tax benefit relating to this expense was $0.02 million and $0.05 million for the three and nine month periods ended September 30, 2020, respectively and $0.01 million and $0.04 million during the same periods in 2019.

At September 30, 2020, the total expected compensation cost related to non-vested restricted stock and PSUs not yet recognized was $2.1 million.  The weighted-average period over which this amount will be recognized is 1.8 years.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
A summary of outstanding stock option grants and related transactions follows:

	Number of Shares	Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregated Intrinsic Value
				(In thousands)
Outstanding at January 1, 2020	138,506	$4.62
Granted	-
Exercised	(13,117)	3.50
Forfeited	-
Expired	-
Outstanding at September 30, 2020	125,389	$4.73	2.3	$993

Vested and expected to vest at September 30, 2020	125,389	$4.73	2.3	$993
Exercisable at September 30, 2020	125,389	$4.73	2.3	$993

A summary of outstanding non-vested restricted stock and PSUs and related transactions follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2020	245,726	$21.72
Granted	76,893	22.46
Vested	(77,092)	20.61
Forfeited	(20,869)	22.64
Outstanding at September 30, 2020	224,658	$22.26

Certain information regarding options exercised during the periods follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Intrinsic value	$11	$32	$224	$868
Cash proceeds received	$4	$6	$46	$701
Tax benefit realized	$2	$6	$47	$182

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

9.	Income Tax

Income tax expense was $4.8 million and $3.1 million during the three month periods ended September 30, 2020 and 2019, respectively and $9.2 million and $8.0 million during the nine months ended September 30, 2020 and 2019, respectively.  Our actual federal income tax expense is different than the amount computed by applying our statutory income tax rate to our income before income tax primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance.  In addition, the three and nine month periods ending September 30, 2020 include increases (reductions) of $0.01 million and ($0.19) million, respectively, of income tax expense related to the impact of the excess value of stock awards that vested and stock options that were exercised as compared to the initial fair values that were expensed.  These amounts during the same periods in 2019 were reductions of $0.01 million and $0.18 million, respectively.

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at September 30, 2020, September 30, 2019 and December 31, 2019 that the realization of substantially all of our deferred tax assets continues to be more likely than not.

At both September 30, 2020 and December 31, 2019, we had approximately $0.4 million, of gross unrecognized tax benefits.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2020.

10.	Regulatory Matters

Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits.  As of September 30, 2020, the Bank had positive undivided profits of $68.3 million.  It is not our intent to have dividends paid in amounts that would reduce the capital of our Bank to levels below those which we consider prudent and in accordance with guidelines of regulatory authorities.

We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can result in certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our interim condensed consolidated financial statements. In addition, capital adequacy rules include a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. To avoid limits on capital distributions and certain discretionary bonus payments we must meet the minimum ratio for adequately capitalized institutions plus the buffer. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of September 30, 2020 and December 31, 2019, categorized our Bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Our actual capital amounts and ratios follow (1):

	Actual		Minimum for Adequately Capitalized Institutions		Minimum for Well-Capitalized Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

September 30, 2020
Total capital to risk-weighted assets
Consolidated	$441,969	15.62%	$226,378	8.00%	NA	NA
Independent Bank	391,033	13.82	226,310	8.00	$282,888	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$366,571	12.95%	$169,783	6.00%	NA	NA
Independent Bank	355,645	12.57	169,733	6.00	$226,310	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$328,288	11.60%	$127,338	4.50%	NA	NA
Independent Bank	355,645	12.57	127,299	4.50	$183,877	6.50%

Tier 1 capital to average assets
Consolidated	$366,571	9.05%	$162,103	4.00%	NA	NA
Independent Bank	355,645	8.78	162,020	4.00	$202,525	5.00%

December 31, 2019
Total capital to risk-weighted assets
Consolidated	$380,454	13.74%	$221,562	8.00%	NA	NA
Independent Bank	358,914	12.96	221,482	8.00	$276,852	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$352,764	12.74%	$166,171	6.00%	NA	NA
Independent Bank	331,224	11.96	166,111	6.00	$221,482	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$314,532	11.36%	$124,628	4.50%	NA	NA
Independent Bank	331,224	11.96	124,583	4.50	$179,954	6.50%

Tier 1 capital to average assets
Consolidated	$352,764	10.11%	$139,632	4.00%	NA	NA
Independent Bank	331,224	9.49	139,615	4.00	$174,519	5.00%

(1)	These ratios do not reflect a capital conservation buffer of 2.50% at September 30, 2020 and December 31, 2019.
NA - Not applicable

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
	(In thousands)
Total shareholders' equity	$373,092	$350,169	$400,449	$366,861
Add (deduct)
Accumulated other comprehensive income for regulatory purposes	(11,943)	(2,011)	(11,943)	(2,011)
Goodwill and other intangibles	(32,861)	(33,626)	(32,861)	(33,626)
Common equity tier 1 capital	328,288	314,532	355,645	331,224
Qualifying trust preferred securities	38,283	38,232	-	-
Tier 1 capital	366,571	352,764	355,645	331,224
Subordinated debt	40,000	-	-	-
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	35,398	27,690	35,388	27,690
Total risk-based capital	$441,969	$380,454	$391,033	$358,914

11.	Fair Value Disclosures

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
	(In thousands)
September 30, 2020:
Measured at Fair Value on a Recurring Basis
Assets
Securities available for sale
U.S. agency	$11,130	$-	$11,130	$-
U.S. agency residential mortgage-backed	335,560	-	335,560	-
U.S. agency commercial mortgage-backed	8,421	-	8,421	-
Private label mortgage-backed	44,285	-	44,285	-
Other asset backed	263,371	-	263,371	-
Obligations of states and political subdivisions	244,978	-	244,978	-
Corporate	75,017	-	75,017	-
Trust preferred	1,770	-	1,770	-
Foreign government	518	-	518	-
Loans held for sale, carried at fair value	99,747	-	99,747	-
Capitalized mortgage loan servicing rights	15,403	-	-	15,403
Derivatives (1)	19,202	-	19,202	-
Liabilities
Derivatives (2)	12,690	-	12,690	-

Measured at Fair Value on a Non-recurring Basis:
Assets
Impaired loans (3)
Commercial
Commercial and industrial	1,591	-	-	1,591
Commercial real estate	7,098	-	-	7,098
Mortgage
1-4 family owner occupied - jumbo	500	-	-	500
1-4 family owner occupied - non-jumbo	284	-	-	284
1-4 family non-owner occupied	58	-	-	58
1-4 family - 2nd lien	200	-	-	200
Resort lending	77	-	-	77
Installment
Boat lending	90	-	-	90
Recreational vehicle lending	38	-	-	38
Other	139	-	-	139
Other real estate (4)
Commercial - commercial real estate	474	474	-	-

(1)	Included in accrued income and other assets
(2)	Included in accrued expenses and other liabilities
(3)	Only includes impaired loans with specific loss allocations based on collateral value.
(4) Only includes other real estate with subsequent write downs to fair value. The fair value of the commercial real estate property included in this table was based on a purchase agreement executed during the third quarter of 2020 that closed during the fourth quarter of 2020.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the Nine-Month Periods Ended September 30 for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Net Gains on Assets		Mortgage	Total Change in Fair Values Included in Current
	Securities Available For Sale	Mortgage Loans	Loan Servicing, net	Period Earnings
	(In thousands)
2020
Loans held for sale	-	2,081	-	2,081
Capitalized mortgage loan servicing rights	-	-	(14,028)	(14,028)

2019
Equity securities at fair value	$167	$-	$-	$167
Loans held for sale	-	822	-	822
Capitalized mortgage loan servicing rights	-	-	(9,258)	(9,258)

For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends received.

The following represent impairment charges recognized during the three and nine month periods ended September 30, 2020 and 2019 relating to assets measured at fair value on a non-recurring basis:

•
Loans which are measured for impairment using the fair value of collateral for collateral dependent loans had a carrying amount of $10.1 million, which is net of a valuation allowance of $2.3 million at September 30, 2020, and had a carrying amount of $3.4 million, which is net of a valuation allowance of  $1.5  million  at December 31, 2019.  The provision for loan losses included in our results of operations relating to impaired loans was a net expense of $0.2 million and $0.5 million for the three month periods ending September 30, 2020 and 2019, respectively, and a net expense of $1.1 million and $0.8 million for the nine month periods ending September 30, 2020 and 2019, respectively.

•
Other real estate, which is measured using the fair value of the property, had a carrying amount of 0.47 million which is net of a valuation allowance of $0.15 million at September 30, 2020, and a carrying amount of $0.06 million which is net of a valuation allowance of $0.09 million, at December 31, 2019. Charges included in our results of operations relating to other real estate measured at fair value were zero and $0.09 million during the three and nine month periods ended September 30, 2020, and were $0.07 million and $0.08 million during the three and nine month periods ended September 30, 2019.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
A reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Capitalized Mortgage Loan Servicing Rights
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Beginning balance	$13,773	$17,894	$19,171	$21,400
Total gains (losses) realized and unrealized:
Included in results of operations	(2,387)	(3,145)	(14,028)	(9,258)
Included in other comprehensive income	-	-	-	-
Purchases, issuances, settlements, maturities and calls	4,017	2,157	10,260	4,764
Transfers in and/or out of Level 3	-	-	-	-
Ending balance	$15,403	$16,906	$15,403	$16,906

Amount of total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30	$(2,387)	$(3,145)	$(14,028)	$(9,258)

The fair value of our capitalized mortgage loan servicing rights has been determined based on a valuation model used by an independent third party as discussed above.  The significant unobservable inputs used in the fair value measurement of the capitalized mortgage loan servicing rights are discount rate, cost to service, ancillary income, float rate and prepayment rate.  Significant changes in all five of these assumptions in isolation would result in significant changes to the value of our capitalized mortgage loan servicing rights.  Quantitative information about our Level 3 fair value measurements measured on a recurring basis follows:

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)	-	-	-
September 30, 2020
Capitalized mortgage loan servicing rights	$15,403	Present value of net	Discount rate	10.00% to 13.00%	10.10%
		servicing revenue	Cost to service	$58 to $215	$79
			Ancillary income	20 to 37	22
			Float rate	0.35%	0.35%
			Prepayment rate	7.34% to 40.16%	22.01%
December 31, 2019
Capitalized mortgage loan servicing rights	$19,171	Present value of net	Discount rate	10.00% to 13.00%	10.14%
		servicing revenue	Cost to service	$66 to $316	$81
			Ancillary income	20 to 37	22
			Float rate	1.73%	1.73%
			Prepayment rate	7.01% to 69.34%	14.96%

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)	-	-
September 30, 2020
Impaired loans
Commercial	$8,689	Sales comparison approach	Adjustment for differences between comparable sales	(40.0)% to 75.0%	4.5%
		Income approach	Capitalization rate	9.5%	9.5%

Mortgage and Installment(1)	1,386	Sales comparison approach	Adjustment for differences between comparable sales	(12.0)% to 104.6%	4.0%

December 31, 2019
Impaired loans
Commercial	$971	Sales comparison approach	Adjustment for differences between comparable sales	(48.0)% to 19.2%	(5.6)%

Mortgage and Installment(1)	2,467	Sales comparison approach	Adjustment for differences between comparable sales	(25.2)% to 49.2%%	11.5% %

Other real estate
Mortgage and Installment	59	Sales comparison approach	Adjustment for differences between comparable sales	(11.6)% to 5.0%%	(5.1% )%

(1)
In addition to the valuation techniques and unobservable inputs discussed above, at September 30, 2020 and December 31, 2019 certain impaired collateral dependent installment loans totaling approximately $0.27 million and $0.14 million, respectively are secured by collateral other than real estate.  For the majority of these loans, we apply internal discount rates to industry valuation guides.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
September 30, 2020	$99,747	$3,975	$95,772
December 31, 2019	69,800	1,894	67,906

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12.	Fair Values of Financial Instruments

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The estimated recorded book balances and fair values follow:

			Fair Value Using
	Recorded Book Balance	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)

	(In thousands)
September 30, 2020
Assets
Cash and due from banks	$42,435	$42,435	$42,435	$-	$-
Interest bearing deposits	4,121	4,121	4,121	-	-
Securities available for sale	985,050	985,050	-	985,050	-
Federal Home Loan Bank and Federal
Reserve Bank Stock	18,427	NA	NA	NA	NA
Net loans and loans held for sale	2,919,455	2,915,489	-	99,747	2,815,742
Accrued interest receivable	12,402	12,402	1	3,409	8,992
Derivative financial instruments	19,202	19,202	-	19,202	-

Liabilities
Deposits with no stated maturity (1)	$3,105,019	$3,105,019	$3,105,019	$-	$-
Deposits with stated maturity (1)	492,726	495,694	-	495,694	-
Other borrowings	30,005	31,477	-	31,477	-
Subordinated debt	39,261	40,999	-	40,999	-
Subordinated debentures	39,507	28,941	-	28,941	-
Accrued interest payable	1,408	1,408	62	1,346	-
Derivative financial instruments	12,690	12,690	-	12,690	-

December 31, 2019
Assets
Cash and due from banks	$53,295	$53,295	$53,295	$-	$-
Interest bearing deposits	12,009	12,009	12,009	-	-
Interest bearing deposits - time	350	350	-	350	-
Securities available for sale	518,400	518,400	-	518,400	-
Federal Home Loan Bank and Federal
Reserve Bank Stock	18,359	NA	NA	NA	NA
Net loans and loans held for sale	2,768,675	2,768,817	-	69,800	2,699,017
Accrued interest receivable	10,108	10,108	8	1,752	8,348
Derivative financial instruments	5,464	5,464	-	5,464	-

Liabilities
Deposits with no stated maturity (1)	$2,427,190	$2,427,190	$2,427,190	$-	$-
Deposits with stated maturity (1)	609,537	610,235	-	610,235	-
Other borrowings	88,646	88,680	-	88,680	-
Subordinated debentures	39,456	33,149	-	33,149	-
Accrued interest payable	1,296	1,296	97	1,199	-
Derivative financial instruments	4,402	4,402	-	4,402	-

(1)
Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $521.106 million and $388.369 million at September 30, 2020 and December 31, 2019, respectively. Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $36.445 million and $42.658 million at September 30, 2020 and December 31, 2019, respectively.

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

13. Contingencies

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic as a result of the global spread of the coronavirus illness. In response to the outbreak, federal and state authorities in the U.S. introduced various measures to try to limit or slow the spread of the virus, including travel restrictions, nonessential business closures, stay-at-home orders, and strict social distancing. The Governor of Michigan issued her first "stay home, stay safe" executive order effective March 24, 2020.  In general, that order and subsequent modifications required individuals in Michigan to stay at home or their place of residence, except for certain specified activities that were deemed necessary to sustain or protect life. That original executive order was amended several times and was later rescinded and replaced entirely by a series of "Safer at Home" executive orders, which generally extended certain social distancing restrictions, but lifted the requirement that individuals remain in their homes.  The series of "Safer at Home" orders, along with all other executive orders relating to the pandemic issued by Michigan's Governor after April 30, 2020, were then deemed unconstitutional by the Michigan Supreme Court on October 2, 2020.  Since then, the Michigan Department of Health and Human Services (MDHHS) has issued orders similar to the Governor's executive orders under authority granted to the MDHHS by the Michigan Public Health Code – a different statute than the law on which the Governor based her executive orders. Under the MDHHS' orders, social distancing restrictions remain in place; however, certain retail operations, restaurants and bars, and other businesses are permitted to conduct in-person operations, subject to capacity limitations and other workplace safety requirements. The degree to which businesses may resume operations varies based on the region of the state in which they are located. It is currently expected that various forms of state and local government restrictions similar to those described above will continue through the fourth quarter and perhaps beyond. As a result of these events, Michigan has experienced a significant increase in unemployment.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The COVID-19 pandemic, the related executive orders, and other government restrictions and guidance have had and continue to have a significant effect on us, our customers and the markets we serve. Our business, results of operations and financial condition may be adversely affected by a number of factors that could impact us and our customers, including but not limited to:

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

Certain industries (such as hotels and restaurants) have been more adversely impacted by the COVID-19 pandemic and related periodic shut downs of our economy.  We believe that the following industry concentrations within our commercial loan portfolio represent greater potential risk in the current economic environment.  The balances below are as of September 30, 2020.

Commercial and industrial portfolio segment:

•	Retail - $99 million
•	Food service - $59 million
•	Hotel - $45 million

Commercial real estate portfolio segment:

•	Retail - $94 million
•	Office - $53 million
•	Multifamily - $62 million

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
Litigation

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

Loss Reimbursement Obligations

The provision for loss reimbursement on sold loans represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae, Freddie Mac, Ginnie Mae and the Federal Home Loan Bank of Indianapolis). Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale. The provision for loss reimbursement on sold loans was an expense of $0.05 million and $0.03 million for the three month periods ended September 30, 2020 and 2019 and an expense of $0.16 million and $0.18 million for the nine month periods ended September 30, 2020 and 2019, respectively. The reserve for loss reimbursements on sold mortgage loans totaled $0.98 million and $0.88 million at September 30, 2020 and December 31, 2019, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. This reserve is based on an analysis of mortgage loans that we have sold which are further categorized by delinquency status, loan to value, and year of origination. The calculation includes factors such as probability of default, probability of loss reimbursement (breach of representation or warranty) and estimated loss severity. We believe that the amounts that we have accrued for incurred losses on sold mortgage loans are appropriate given our analyses. However, future losses could exceed our current estimate.

Visa Stock

We own 12,566 shares of VISA Class B common stock. At the present time, these shares can only be sold to other Class B shareholders. As a result, there has generally been limited transfer activity in private transactions between buyers and sellers. Given the limited activity that we have become aware of  and the continuing uncertainty regarding the likelihood, ultimate timing and eventual exchange rate for Class B shares into Class A shares, we continue to carry these shares at zero, representing cost basis less impairment. However, given the current conversion ratio of 1.6228 Class A shares for every 1 Class B share and the closing price of VISA Class A shares on October 28, 2020 of $180.87 per share, our 12,566 Class B shares would have a current “value” of approximately $3.7 million. We continue to monitor Class B trading activity and the status of the resolution of certain litigation matters at VISA that would trigger the conversion of Class B common shares into Class A common shares, which would not have any trading restrictions.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14. Accumulated Other Comprehensive Income (Loss) (“AOCIL”)

A summary of changes in AOCIL follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Dispropor- tionate Tax Effects from Securities Available for Sale	Unrealized Losses on Cash Flow Hedges	Total
	(In thousands)

For the three months ended September 30,
2020
Balances at beginning of period	$11,315	$(5,798)	$(1,721)	$3,796
Other comprehensive income (loss) before reclassifications	2,125	-	(20)	2,105
Amounts reclassified from AOCIL	-	-	245	245
Net current period other comprehensive income	2,125	-	225	2,350
Balances at end of period	$13,440	$(5,798)	$(1,496)	$6,146

2019
Balances at beginning of period	$3,040	$(5,798)	$(1,673)	$(4,431)
Other comprehensive income (loss) before reclassifications	1,196	-	(58)	1,138
Amounts reclassified from AOCIL	-	-	(80)	(80)
Net current period other comprehensive income (loss)	1,196	-	(138)	1,058
Balances at end of period	$4,236	$(5,798)	$(1,811)	$(3,373)

For the nine months ended September 30,
2020
Balances at beginning of period	$3,739	$(5,798)	$(1,727)	$(3,786)
Other comprehensive income (loss) before reclassifications	9,901	-	(279)	9,622
Amounts reclassified from AOCIL	(200)	-	510	310
Net current period other comprehensive income	9,701	-	231	9,932
Balances at end of period	$13,440	$(5,798)	$(1,496)	$6,146

2019
Balances at beginning of period	$(4,185)	$(5,798)	$(125)	$(10,108)
Other comprehensive income (loss) before reclassifications	8,529	-	(1,376)	7,153
Amounts reclassified from AOCIL	(108)	-	(310)	(418)
Net current period other comprehensive income (loss)	8,421	-	(1,686)	6,735
Balances at end of period	$4,236	$(5,798)	$(1,811)	$(3,373)

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
A summary of reclassifications out of each component of AOCIL for the three months ended September 30 follows:

AOCIL Component	Amount Reclassified From AOCIL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2020
Unrealized gains on securities available for sale
	$-	Net gains on securities available for sale
	-	Net impairment loss recognized in earnings
	-	Total reclassifications before tax
	-	Income tax expense
	$-	Reclassifications, net of tax

Unrealized losses on cash flow hedges
	$310	Interest expense
	65	Income tax expense
	$245	Reclassification, net of tax

	$(245)	Total reclassifications for the period, net of tax

2019
Unrealized gains on securities available for sale
	$-	Net gains on securities available for sale
	-	Net impairment loss recognized in earnings
	-	Total reclassifications before tax
	-	Income tax expense
	$-	Reclassifications, net of tax

Unrealized losses on cash flow hedges
	$(102)	Interest expense
	(22)	Income tax expense
	$(80)	Reclassification, net of tax

	$80	Total reclassifications for the period, net of tax

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
A summary of reclassifications out of each component of AOCIL for the nine months ended September 30 follows:

AOCIL Component	Amount Reclassified From AOCIL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2020
Unrealized gains on securities available for sale
	$253	Net gains on securities available for sale
	-	Net impairment loss recognized in earnings
	253	Total reclassifications before tax
	53	Income tax expense
	$200	Reclassifications, net of tax

Unrealized losses on cash flow hedges
	$646	Interest expense
	136	Income tax expense
	$510	Reclassification, net of tax

	$(310)	Total reclassifications for the period, net of tax

2019
Unrealized gains on securities available for sale
	$137	Net gains on securities available for sale
	-	Net impairment loss recognized in earnings
	137	Total reclassifications before tax
	29	Income tax expense
	$108	Reclassifications, net of tax

Unrealized losses on cash flow hedges
	$(393)	Interest expense
	(83)	Income tax expense
	$(310)	Reclassification, net of tax

	$418	Total reclassifications for the period, net of tax

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

15. Revenue from Contracts with Customers

We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. We derive the majority of our revenue from financial instruments and their related contractual rights and obligations which for the most part are excluded from the scope of this topic.  These sources of revenue that are excluded from the scope of this topic include interest income, net gains on mortgage loans, net gains on securities available for sale, mortgage loan servicing, net and bank owned life insurance and were approximately 87.9% and 84.7% of total revenues for the nine month periods ending September 30, 2020 and 2019, respectively.

Material sources of revenue that are included in the scope of this topic include service charges on deposit accounts, other deposit related income, interchange income and investment and insurance commissions and are discussed in the following paragraphs.  Generally these sources of revenue are earned at the time the service is delivered or over the course of a monthly period and do not result in any contract asset or liability balance at any given period end.  As a result, there were no contract assets or liabilities recorded as of September 30, 2020 and December 31, 2019.

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

Net (gains) losses on other real estate and repossessed assets:  We record a gain or loss from the sale of other real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  If we were to finance the sale of other real estate to the buyer, we would assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction is probable.  Once these criteria are met, the other real estate asset would be derecognized and the gain or loss on sale would be recorded upon the transfer of control of the property to the buyer.  There were no other real estate properties sold during the nine month periods ending September 30, 2020 and 2019 that were financed by us.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Disaggregation of our revenue sources by attribute follows:

Three months ending September 30, 2020
	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$1,371	$-	$-	$-	$1,371
Account service charges	544	-	-	-	544
ATM fees	-	320	-	-	320
Other	-	184	-	-	184
Business
Overdraft fees	170	-	-	-	170
ATM fees	-	7	-	-	7
Other	-	89	-	-	89
Interchange income	-	-	3,428	-	3,428
Asset management revenue	-	-	-	335	335
Transaction based revenue	-	-	-	195	195

Total	$2,085	$600	$3,428	$530	$6,643

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$600
Investment and insurance commissions					530
Bank owned life insurance					215
Other					592
Total					$1,937

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Nine months ending September 30, 2020
	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$4,130	$-	$-	$-	$4,130
Account service charges	1,501	-	-	-	1,501
ATM fees	-	896	-	-	896
Other	-	577	-	-	577
Business
Overdraft fees	668	-	-	-	668
ATM fees	-	18	-	-	18
Other	-	252	-	-	252
Interchange income	-	-	8,411	-	8,411
Asset management revenue	-	-	-	937	937
Transaction based revenue	-	-	-	541	541

Total	$6,299	$1,743	$8,411	$1,478	$17,931

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$1,743
Investment and insurance commissions					1,478
Bank owned life insurance					750
Other					1,727
Total					$5,698

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Nine months ending September 30, 2019
	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$5,582	$-	$-	$-	$5,582
Account service charges	1,618	-	-	-	1,618
ATM fees	-	1,041	-	-	1,041
Other	-	703	-	-	703
Business
Overdraft fees	1,123	-	-	-	1,123
ATM fees	-	26	-	-	26
Other	-	309	-	-	309
Interchange income	-	-	7,744	-	7,744
Asset management revenue	-	-	-	823	823
Transaction based revenue	-	-	-	374	374

Total	$8,323	$2,079	$7,744	$1,197	$19,343

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$2,079
Investment and insurance commissions					1,197
Bank owned life insurance					813
Other					2,773
Total					$6,862

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

Leases are classified as operating or finance leases at the lease commencement date (we did not have any finance leases as of September 30, 2020).  Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term.  The ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of the lease payment over the lease term.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The cost components of our operating leases follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Operating lease cost	$395	$565	$1,357	$1,692
Variable lease cost	16	43	52	115
Short-term lease cost	10	4	26	14
Total	$421	$612	$1,435	$1,821

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities.

Supplemental balance sheet information related to our operating leases follows:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Lease right of use asset (1)	$6,713	$8,282
Lease liabilities (2)	$6,945	$8,304

Weighted average remaining lease term (years)	6.84	7.47
Weighted average discount rate	2.6%	2.8%

(1)	Included in Accrued income and other assets in our Condensed Consolidated Statements of Financial Condition.
(2)	Included in Accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition.

Maturity analysis of our lease liabilities at September 30, 2020 based on required contractual payments follows:

(In thousands)

Three months ending December 31, 2020	$408
2021	1,505
2022	1,324
2023	1,101
2024	692
2025 and thereafter	2,576
Total lease payments	7,606
Less imputed interest	(661)
Total	$6,945

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

Recent Developments. On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic as a result of the global spread of the coronavirus illness. In response to the outbreak, federal and state authorities in the U.S. introduced various measures to try to limit or slow the spread of the virus, including travel restrictions, nonessential business closures, stay-at-home orders, and strict social distancing. The Governor of Michigan issued her first "stay home, stay safe" executive order effective March 24, 2020.  In general, that order and subsequent modifications required individuals in Michigan to stay at home or their place of residence, except for certain specified activities that were deemed necessary to sustain or protect life. That original executive order was amended several times and was later rescinded and replaced entirely by a series of "Safer at Home" executive orders, which generally extended certain social distancing restrictions, but lifted the requirement that individuals remain in their homes.  The series of "Safer at Home" orders, along with all other executive orders relating to the pandemic issued by Michigan's Governor after April 30, 2020, were then deemed unconstitutional by the Michigan Supreme Court on October 2, 2020.  Since then, the Michigan Department of Health and Human Services (MDHHS) has issued orders similar to the Governor's executive orders under authority granted to the MDHHS by the Michigan Public Health Code – a different statute than the law on which the Governor based her executive orders. Under the MDHHS' orders, social distancing restrictions remain in place; however, certain retail operations, restaurants and bars, and other businesses are permitted to conduct in-person operations, subject to capacity limitations and other workplace safety requirements. The degree to which businesses may resume operations varies based on the region of the state in which they are located. It is currently expected that various forms of state and local government restrictions similar to those described above will continue through the fourth quarter and perhaps beyond. As a result of these events, Michigan has experienced a significant increase in unemployment.

The COVID-19 pandemic, the related executive orders, and other government restrictions and guidance have had and continue to have a significant effect on us, our customers and the markets we serve. Our business, results of operations and financial condition may be adversely affected by a number of factors that could impact us and our customers, including but not limited to:
∙	restrictions on activity and high levels of unemployment may cause increases in loan delinquencies, foreclosures and defaults;

Index

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

The spread of COVID-19 has caused us to modify many of our business practices.  Currently, approximately 38% of our total employees work remotely.  We have also expanded sick and vacation time for certain employees.  We may take further actions as may be required or as we determine to be prudent.  There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19.

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

It is against this backdrop that we discuss our results of operations and financial condition in the third quarter and first nine months of 2020 as compared to 2019.

Results of Operations

Summary.  We recorded net income of $19.6 million and $12.4 million during the three months ended September 30, 2020 and 2019, respectively.  The increase in 2020 third quarter results as compared to 2019 primarily reflects increases in net interest income and non-interest income that were partially offset by increases in the provision for loan losses, non-interest expense and income tax expense.

We recorded net income of $39.2 million and $32.6 million during the nine months ended September 30, 2020 and 2019, respectively. The increase in 2020 year-to-date results as compared to 2019 is primarily due to increases in net interest income and non-interest income that were partially offset by increases in the provision for loan losses, non-interest expense and income tax expense.

Index

Key performance ratios

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income (annualized) to
Average assets	1.90%	1.42%	1.36%	1.28%
Average shareholders’ equity	21.36%	14.64%	14.87%	12.84%

Net income per common share
Basic	$0.90	$0.55	$1.78	$1.41
Diluted	0.89	0.55	1.76	1.40

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

Our net interest income totaled $32.0 million during the third quarter of 2020, an increase of $1.1 million, or 3.5% from the year-ago period.  This increase primarily reflects a $602.4 million increase in average interest-earning assets that was partially offset by a 45 basis point decrease in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”).

For the first nine months of 2020, net interest income totaled $92.6 million, an increase of $0.7 million, or 0.8% from 2019.  This increase primarily reflects a $423.6 million increase in average interest-earning assets that was partially offset by a 41 basis point decrease in our net interest margin.

Due to the economic impact of COVID-19, the Federal Reserve Bank has taken a variety of actions to stimulate the economy, including lowering short-term interest rates.  These actions, along with lower long-term interest rates as well, have placed pressure on our net interest margin.

The significant increases in average interest-earning assets for the three- and nine-month periods ending September 30, 2020 versus the comparable year earlier periods is primarily due to the deployment of funds from a substantial increase in deposits.

Interest and fees on loans include $1.3 million and $2.3 million for the third quarter and first nine months of 2020, of accretion of net loan fees on PPP loans.  No such accretion is included in the comparable prior year periods.  Interest and fees on loans also include $0.3 million and $0.9 million for the third quarter and first nine months of 2020, respectively, and include $0.4 million and $1.1 million for the third quarter and first nine months of 2019, respectively, of accretion of the discount recorded on loans acquired in the April 2018 acquisition of Traverse City State Bank (“TCSB”).  In addition, the third quarter and first nine months of 2020 include $0.5 million of discount accretion on a purchased commercial loan that was paid off during the quarter.

Index

Our net interest income is also adversely impacted by our level of non-accrual loans. In the third quarter and first nine months of 2020, non-accrual loans averaged $10.4 million and $12.4 million, respectively. In the third quarter and first nine months of 2019, non-accrual loans averaged $6.9 million and $8.1 million, respectively.  In addition, in the third quarter and first nine months of 2020, we had net recoveries of $0.44 million and $0.85 million, respectively, of unpaid interest on loans placed on or taken off non-accrual during each period or on loans previously charged-off compared to net recoveries of $0.23 million and $0.66 million, respectively, during the same periods in 2019.

Average Balances and Tax Equivalent Rates

	Three Months Ended September 30,
	2020			2019
	Average Balance	Interest	Rate (2)	Average Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$2,918,946	$30,323	4.14%	$2,779,132	$34,151	4.89%
Tax-exempt loans (1)	6,926	88	5.05	7,412	94	5.03
Taxable securities	733,977	3,450	1.88	371,157	2,771	2.99
Tax-exempt securities (1)	157,998	1,194	3.02	52,098	400	3.07
Interest bearing cash	51,181	14	0.11	56,923	229	1.60
Other investments	18,427	223	4.81	18,359	266	5.75
Interest Earning Assets	3,887,455	35,292	3.62	3,285,081	37,911	4.60
Cash and due from banks	52,676			34,598
Other assets, net	162,187			163,617
Total Assets	$4,102,318			$3,483,296

Liabilities
Savings and interest-
bearing checking	$1,922,971	686	0.14	$1,487,820	2,818	0.75
Time deposits	498,796	1,376	1.10	658,426	3,418	2.06
Other borrowings	110,714	1,006	3.61	72,887	703	3.83
Interest Bearing Liabilities	2,532,481	3,068	0.48	2,219,133	6,939	1.24
Non-interest bearing deposits	1,137,303			877,088
Other liabilities	67,820			49,913
Shareholders’ equity	364,714			337,162
Total liabilities and shareholders’ equity	$4,102,318			$3,483,296

Net Interest Income		$32,224			$30,972

Net Interest Income as a Percent of Average Interest Earning Assets			3.31%			3.76%

(1)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 21%.
(2)	Annualized

Index

Average Balances and Tax Equivalent Rates

	Nine Months Ended September 30,
	2020			2019
	Average Balance	Interest	Rate (2)	Average Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$2,861,776	$91,804	4.28%	$2,695,435	$100,513	4.98%
Tax-exempt loans (1)	7,266	273	5.02	7,856	291	4.95
Taxable securities	579,704	9,356	2.15	384,291	8,811	3.06
Tax-exempt securities (1)	114,187	2,682	3.13	52,794	1,275	3.22
Interest bearing cash	52,265	160	0.41	51,260	655	1.71
Other investments	18,404	694	5.04	18,359	794	5.78
Interest Earning Assets	3,633,602	104,969	3.85	3,209,995	112,339	4.67
Cash and due from banks	49,345			34,032
Other assets, net	163,503			166,037
Total Assets	$3,846,450			$3,410,064

Liabilities
Savings and interest-
bearing checking	$1,764,933	3,121	0.24	$1,421,114	7,787	0.73
Time deposits	529,248	6,029	1.52	670,479	10,151	2.02
Other borrowings	121,195	2,598	2.86	72,233	2,211	4.09
Interest Bearing Liabilities	2,415,376	11,748	0.65	2,163,826	20,149	1.24
Non-interest bearing deposits	1,016,286			862,929
Other liabilities	62,984			44,323
Shareholders’ equity	351,804			338,986
Total liabilities and shareholders’ equity	$3,846,450			$3,410,064

Net Interest Income		$93,221			$92,190

Net Interest Income as a Percent of Average Interest Earning Assets			3.42%			3.83%

(1)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 21%.
(2)	Annualized

Index

Reconciliation of Non-GAAP Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Net Interest Margin, Fully Taxable Equivalent ("FTE")

Net interest income	$31,966	$30,872	$92,619	$91,871
Add: taxable equivalent adjustment	258	100	602	319
Net interest income - taxable equivalent	$32,224	$30,972	$93,221	$92,190
Net interest margin (GAAP) (1)	3.28%	3.74%	3.40%	3.82%
Net interest margin (FTE) (1)	3.31%	3.76%	3.42%	3.83%
(1)	Annualized.

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

The provision for loan losses was an expense of $1.0 million and a credit of $0.3 million for the three months ended September 30, 2020 and 2019, respectively. During the nine-month periods ended September 30, 2020 and 2019, the provision was an expense of $12.9 million and $1.0 million, respectively. The provision reflects our assessment of the AFLL taking into consideration factors such as loan growth, loan mix, levels of non-performing and classified loans and loan net charge-offs.  While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.  In particular, the credit impact of the COVID-19 pandemic, and more specifically the periodic closing of various segments of the economy in order to contain it, may have a negative impact on our level of non-performing loans and assets in the future, but as of yet, the magnitude of that impact is undeterminable.  As a result of this potential adverse impact, we have increased the subjective portion of our AFLL by $10.7 million (or 122.1%) during the first nine months of 2020.  See “Portfolio Loans and asset quality” for a discussion of the various components of the AFLL and their impact on the provision for loan losses in 2020. See note #13 to the Condensed Consolidated Financial Statements included within this report for a discussion on industry concentrations.

Non-interest income.  Non-interest income is a significant element in assessing our results of operations. Non-interest income totaled $27.0 million during the third quarter of 2020 compared to $12.3 million in the third quarter of 2019.  For the first nine months of 2020, non-interest income totaled $58.4 million compared to $32.1 million for the first nine months of 2019.

Index

The components of non-interest income are as follows:

Non-Interest Income

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Interchange income	$3,428	$2,785	$8,411	$7,744
Service charges on deposit accounts	2,085	2,883	6,299	8,323
Net gains on assets
Mortgage loans	20,205	5,677	46,687	13,590
Securities available for sale	-	-	253	304
Mortgage loan servicing, net	(644)	(1,562)	(8,966)	(4,684)
Investment and insurance commissions	530	450	1,478	1,197
Bank owned life insurance	215	301	750	813
Other	1,192	1,741	3,470	4,852
Total non-interest income	$27,011	$12,275	$58,382	$32,139

Interchange income increased  on a comparative quarterly basis and on a year-to-date basis in 2020 as compared to 2019, due to an increase in transaction volume and an increase in our annual volume incentive under our debit brand agreement.

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

Net gains on mortgage loans increased substantially in 2020 from 2019 on both a quarterly and a year to date basis. Mortgage loan activity is summarized as follows:

Mortgage Loan Activity

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Mortgage loans originated	$536,502	$329,461	$1,318,206	$708,621
Mortgage loans sold	417,092	204,058	1,058,400	490,219
Net gains on mortgage loans	20,205	5,677	46,687	13,590
Net gains as a percent of mortgage loans sold ("Loan Sales Margin")	4.84%	2.78%	4.41%	2.77%
Fair value adjustments included in the Loan Sales Margin	0.50	0.22	0.81	0.48

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

Our Loan Sales Margin is impacted by several factors including competition and the manner in which the loan is sold. Net gains on mortgage loans are also impacted by recording fair value accounting adjustments.  Excluding these fair value accounting adjustments, the Loan Sales Margin would have been 4.34% and 2.56% in the third quarters of 2020 and 2019, respectively and 3.60% and 2.29% for the comparative 2020 and 2019 year-to-date periods, respectively.  The increase in the Loan Sales Margin (excluding fair value adjustments) in 2020 was generally due to a substantial widening of primary-to-secondary market pricing spreads as market interest rates fell during this period and mortgage loan refinance volumes dramatically increased.  Once mortgage loan refinance volumes abate, we would expect our Loan Sales Margin to decline to more normal levels. The changes in the fair value accounting adjustments are primarily due to changes in the amount of commitments to originate mortgage loans for sale.

We recorded no net gains (losses) on securities in the comparative quarterly periods.  We recorded a net gain of $0.3 million on securities for both the first nine months of 2020 and 2019.  We recorded no net impairment losses in either 2020 or 2019 for other than temporary impairment of securities available for sale.  See “Securities” below and note #3 to the Condensed Consolidated Financial Statements.

Mortgage loan servicing, net, generated a loss of $0.6 million and $1.6 million in the third quarters of 2020 and 2019, respectively. For the first nine months of 2020 and 2019, mortgage loan servicing, net, generated a loss of $9.0 million and $4.7 million, respectively.  The significant variances in mortgage loan servicing, net are primarily due to changes in the fair value of capitalized mortgage loan servicing rights associated with changes in mortgage loan interest rates and expected future prepayment levels. Mortgage loan servicing, net activity is summarized in the following table:

Mortgage Servicing Revenue

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Mortgage loan servicing	(In thousands)
Revenue, net	$1,743	$1,583	$5,062	$4,574
Fair value change due to price	(1,089)	(2,163)	(9,941)	(7,036)
Fair value change due to pay-downs	(1,298)	(982)	(4,087)	(2,222)
Total	$(644)	$(1,562)	$(8,966)	$(4,684)

Index

Activity related to capitalized mortgage loan servicing rights is as follows:

Capitalized Mortgage Loan Servicing Rights

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Balance at beginning of period	$13,773	$17,894	$19,171	$21,400
Originated servicing rights capitalized	4,017	2,157	10,260	4,764
Change in fair value	(2,387)	(3,145)	(14,028)	(9,258)
Balance at end of period	$15,403	$16,906	$15,403	$16,906

At September 30, 2020 we were servicing approximately $2.87 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 3.90% and a weighted average service fee of approximately 25.7 basis points. Capitalized mortgage loan servicing rights at September 30, 2020 totaled $15.4 million, representing approximately 53.6 basis points on the related amount of mortgage loans serviced for others.

Investment and insurance commissions represent revenues generated on the sale or management of investments and insurance for our customers.  These revenues were relatively comparable on a quarterly basis, and increased on a year-to-date basis in 2020 as compared to 2019.  The year-to-date comparative increase in 2020 was primarily due to slower sales in the first quarter of 2019.

Income from bank owned life insurance (“BOLI”) declined slightly on both a comparative quarterly and year-to-date basis in 2020 compared to 2019 reflecting a lower crediting rate on our cash surrender value. Our BOLI separate account is primarily invested in agency mortgage-backed securities. The crediting rate (on which the earnings are based) reflects the performance of the separate account.  The total cash surrender value of our BOLI was $55.0 million and $55.7 million at September 30, 2020 and December 31, 2019, respectively.

Other non-interest income decreased significantly on both a comparative quarterly and year-to-date basis in 2020 as compared to 2019.  Several categories of fees have been reduced in 2020 due to the impact of the COVID-19 pandemic on transaction volumes, including ATM fees.  In addition, we have elected to suspend certain electronic banking fees because of the COVID-19 pandemic and the increased need for our customers to access these channels.  Commercial loan swap fee income is also lower in 2020 as customers have not felt the need to execute such transactions given the low interest rate environment.  Finally, the first quarter of 2019 included $0.4 million of recoveries on TCSB loans that had been charged-off prior to our acquisition of TCSB.

Non-interest expense.  Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure.

Non-interest expense increased by $5.8 million to $33.6 million and increased by $7.3 million to $89.7 million during the three- and nine-month periods ended September 30, 2020, respectively, compared to the same periods in 2019.

Index

The components of non-interest expense are as follows:

Non-Interest Expense

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In thousands)
Compensation	$10,294	$10,327	$30,665	$30,993
Performance-based compensation	8,310	3,214	14,240	7,730
Payroll taxes and employee benefits	3,350	3,132	9,837	10,232
Compensation and employee benefits	21,954	16,673	54,742	48,955
Occupancy, net	2,199	2,161	6,818	6,797
Data processing	2,215	2,282	6,160	6,597
Furniture, fixtures and equipment	999	1,023	3,125	3,058
Interchange expense	831	891	2,416	2,332
Communications	806	733	2,409	2,219
Loan and collection	768	714	2,329	1,976
Advertising	589	636	1,636	1,935
Legal and professional	566	541	1,427	1,281
FDIC deposit insurance	411	13	1,211	723
Conversion related expenses	643	-	1,045	-
Amortization of intangible assets	255	272	765	817
Supplies	126	163	513	474
Branch closure costs	-	-	417	-
Correspondent bank service fees	101	100	294	300
Costs related to unfunded lending commitments	41	154	271	341
Provision for loss reimbursement on sold loans	46	33	160	179
Net (gains) losses on other real estate and repossessed assets	46	52	146	(27)
Other	1,045	1,407	3,822	4,473
Total non-interest expense	$33,641	$27,848	$89,706	$82,430

Compensation and employee benefits expenses, in total, increased $5.3 million on a quarterly comparative basis and increased $5.8 million for the first nine months of 2020 compared to the same periods in 2019.

Compensation expense decreased by $0.03 million and $0.3 million in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019.  These comparative decreases in 2020 were primarily due to an increased level of compensation that was deferred as direct loan origination costs (due to higher loan origination volumes) that was partially offset by salary increases that were predominantly effective on January 1, 2020.

Performance-based compensation increased by $5.1 million and $6.5 million in the third quarter and first nine months of 2020, respectively, versus the same periods in 2019.  The increases reflect the changes in the accrual for anticipated incentive compensation based on our estimated full-year performance as compared to goals as well as $0.4 million in bonuses paid during the second quarter of 2020 to front-line personnel due to their extraordinary efforts during the COVID-19 pandemic.

Index

Payroll taxes and employee benefits increased by $0.2 million in the third quarter and decreased by $0.4 million in the first nine months of 2020, respectively, compared to the same periods in 2019.  The quarterly comparative increase is due primarily to higher payroll taxes and our employer 401(k) match reflecting higher overall compensation levels in 2020.  The year-to-date comparative decrease is due primarily to a decline in health care costs (due to decreased claims in 2020) as well as a $0.3 million prescription drug rebate received and recorded in the second quarter of 2020 that related to our 2019 plan year.  The decrease in year to date health care claims is due in part to the COVID-19 pandemic that resulted in the closing of many medical and dental facilities except for emergency care during Michigan’s “stay home, stay safe” period.

Occupancy, net, furniture, fixtures and equipment, supplies and correspondent bank service fees expenses were all relatively unchanged on a comparative quarterly and year-to-date basis in 2020 as compared to 2019.  We have been incurring some additional expenses in 2020 related to the COVID-19 pandemic for more frequent cleaning of our facilities, the installation of safety related fixtures (such as plexiglass shields) and certain supplies (hand sanitizer for example).

Data processing expense decreased by $0.1 million and $0.4 million in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019.  These comparative decreases in 2020 are primarily due to a cost savings agreement related to core data processing services that was executed in the second quarter of 2020.  This expense reduction was partially offset by new software product additions and increased mobile banking costs.

Interchange expense primarily represents our third-party cost to process debit card transactions.  The changes in this expense in 2020 on both a comparative quarterly and year-to-date basis as compared to 2019 are due principally to changes in transaction volume and transaction channel mix.

Communications expense increased by $0.1 million and $0.2 million in the third quarter and first nine months of 2020, respectively, compared to the same periods in 2019, due primarily to mailing costs related to the issuance of new contactless debit cards.

Loan and collection expense reflects costs related to new lending activity as well as the management and collection of non-performing loans and other problem credits.  These costs increased in 2020 on both a comparative quarterly and year-to-date basis as compared to 2019 due primarily to higher loan origination activity.

Advertising expense decreased by approximately $0.05 million and $0.3 million in 2020 on both a comparative quarterly and year-to-date basis as compared to 2019.  The year-to-date comparative decrease is due primarily to the receipt of a $0.2 million reimbursement from our debit card provider for certain eligible marketing costs that we incurred.

Legal and professional fees were essentially unchanged and increased by approximately $0.1 million in 2020 on a comparative quarterly and year-to-date basis, respectively, as compared to 2019.  This year-to-date increase is due primarily to an increase in title search fees and bank examination fees (due to an increase in our asset size).

FDIC deposit insurance expense increased in 2020 on both a comparative quarterly and year-to-date basis as compared to 2019 due to a combination of an increase in our assessment rate and growth in our total assets.  In addition, the quarterly and year-to-date 2019 periods included a $0.3 million small bank assessment credit that reduced this expense.

Index

Conversion related expenses totaled $0.6 million and $1.0 million for the third quarter and first nine months of 2020, respectively.  We are at the middle stages of a process to convert our core data processing system to a new system hosted by a different vendor.  These 2020 expenses represent costs incurred for assistance from our existing vendor and fees from consultants who are assisting us in this conversion.  Also see Part II, Item 1A. Risk Factors below for further information on this conversion.

The amortization of intangible assets relates to the TCSB acquisition and prior branch acquisitions and the amortization of the deposit customer relationship value, including core deposit value, which was acquired in connection with those acquisitions. We had remaining unamortized intangible assets of $4.6 million and $5.3 million at September 30, 2020 and December 31, 2019, respectively. See note #7 to the Condensed Consolidated Financial Statements for a schedule of future amortization of intangible assets.

Branch closure costs totaled $0.4 million for the first nine months of 2020.  We have closed eight Bank branches in 2020 (two on June 26, 2020 and six on July 31, 2020).  These costs primarily represent write-downs of fixed assets (buildings, furniture and equipment) and lease assets.

The changes in costs related to unfunded lending commitments are primarily impacted by changes in the amounts of such commitments to originate portfolio loans as well as (for commercial loan commitments) the grade (pursuant to our loan rating system) of such commitments.

The provision for loss reimbursement on sold loans was an expense of $0.05 million and $0.16 million in the third quarter and first nine months of 2020, respectively, compared to an expense of $0.03 million and $0.18 million in the third quarter and first nine months of 2019, respectively. This provision represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae, Freddie Mac, Ginnie Mae and the Federal Home Loan Bank of Indianapolis).  The small expense provisions in 2020 and 2019 are primarily due to growth in the balance of loans serviced for investors.  Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale.  The reserve for loss reimbursements on sold mortgage loans totaled $0.98 million and $0.88 million at September 30, 2020 and December 31, 2019, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition.

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

Other non-interest expenses decreased by $0.4 million in the third quarter and $0.7 million for the first nine months of 2020, compared to the same periods in 2019.  These decreases in 2020 are primarily due to a decline in travel and entertainment costs due to COVID-19 pandemic related travel restrictions as well as a reduction in deposit account and debit card related fraud costs.

Index

Income tax expense.  We recorded an income tax expense of $4.8 million and $9.2 million in the third quarter and the first nine months of 2020, respectively. This compares to an income tax expense of $3.1 million and $8.0 million in the third quarter and the first nine months of 2019, respectively.

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

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at September 30, 2020 and 2019 and at December 31, 2019, that the realization of substantially all of our deferred tax assets continues to be more likely than not.

Financial Condition

Summary.  Our total assets increased by $604.3 million during the first nine months of 2020.  Loans, excluding loans held for sale, (“Portfolio Loans”) were $2.86 billion at September 30, 2020, compared to $2.73 billion at December 31, 2019.  Growth in commercial loans of $185.1 million and installment loans of $20.2 million were partially offset by a decline in mortgage loans of $74.9 million.  The decline in mortgage loans was due in part to a securitization and/or sale of $28.7 million of portfolio mortgage loans during the first quarter of 2020.  (See "Portfolio Loans and asset quality.")

Deposits totaled $3.60 billion at September 30, 2020, an increase of $561.0 million from December 31, 2019.  The increase in deposits is primarily due to growth in non-interest bearing deposits, savings and interest bearing checking deposits and reciprocal deposits that were partially offset by a decline in time and brokered time deposits.

The increase in commercial loans in the first nine months of 2020 is due primarily to loans extended under the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”).  The increase in deposits is due in part to the significant liquidity that has been injected into the economy through government programs, such as the PPP, as well as by monetary actions by the Federal Reserve Bank, all in response to the COVID-19 pandemic.

It is unclear as to when these various government stimulus programs may end and when ended, what the impact will be on our levels of Portfolio Loans and deposits.  However, our liquidity and funding contingency plans take into account the possibility of significant reductions in commercial loans and deposits during 2021.

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

Index

Securities

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available for sale	(in thousands)
September 30, 2020	$968,038	$18,899	$1,887	$985,050
December 31, 2019	513,668	5,782	1,050	518,400

Securities available for sale increased $466.7 million during the first nine months of 2020.   This significant increase reflects the deployment of funds from growth in our total deposits. Our portfolio of securities available for sale is reviewed quarterly for impairment in value. In performing this review, management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates on the market value of the security and (4) an assessment of whether we intend to sell, or it is more likely than not that we will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. For securities that do not meet these recovery criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.  We recorded no impairment losses related to other than temporary impairment on securities available for sale during the first nine months or third quarters of 2020 or 2019.

Index

Sales of securities were as follows (See “Non-interest income.”):

Sales of Securities

	Nine months ended September 30,
	2020	2019
	(in thousands)
Proceeds	$36,593	$44,305

Gross gains	253	169
Gross losses	-	(32)
Net impairment charges	-	-
Fair value adjustments	-	167
Net gains	$253	$304

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

We generally retain loans that may be profitably funded within established risk parameters. (See “Asset/liability management.”) As a result, we may hold adjustable-rate conventional and fixed rate jumbo mortgage loans as Portfolio Loans, while 15- and 30-year fixed-rate non-jumbo mortgage loans are generally sold to mitigate exposure to changes in interest rates. (See “Non-interest income.”) Due primarily to the expansion of our mortgage-banking activities and a change in mix in our mortgage loan originations, we are now originating and putting into Portfolio Loans more fixed rate mortgage loans as compared to past periods.  These fixed rate mortgage loans generally have terms from 15 to 30 years, do not have prepayment penalties and expose us to more interest rate risk.  To date, our interest rate risk profile has not changed significantly.  However, we are carefully monitoring this change in the composition of our Portfolio Loans and the impact of potential future changes in interest rates on our changes in market value of portfolio equity and changes in net interest income. (See “Asset/liability management.”).  As a result, we have added and may continue to add some longer-term borrowings, may utilize derivatives (interest rate swaps and interest rate caps) to manage interest rate risk and may continue to sell some fixed rate jumbo and other portfolio mortgage loans in the future.

The PPP, is a short-term, forgivable loan program primarily intended to help businesses impacted by COVID-19 to continue paying their employees.  Also see Part II, Item 1A. Risk Factors below regarding the PPP.

Index

A short summary of the Payment Protection Program (PPP) is as follows:

•
Terms of two years (five years for loans originated after June 5, 2020) with payments automatically deferred to the date the SBA remits the borrower’s loan forgiveness amount to the lender (or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period);

•	One percent interest rate;
•	No collateral or personal guarantees required;
•	No fees paid by the borrower, rather lenders are paid a fee through the SBA according to a set schedule based on loan size;
•	Loans are forgivable if at least 60% of the loan proceeds are used for payroll with the remainder being used for rent, mortgage interest and/or utilities; and
•	Streamlined forgiveness application process for PPP loans of $50,000 or less.

A summary of our participation in the PPP follows:

Paycheck Protection Program Volume

	As of September 30, 2020
	Amount (#)	Amount
	(Dollars in thousands)
Closed and outstanding	2,117	$261,182
Loans $50,000 and under	1,214	25,106
Forgiveness applications submitted to the SBA	197	37,223
Fees accreted into interest income during the quarter	n/a	1,321
Unaccreted fees remaining at quarter-end	n/a	6,494
Average loan yield for the quarter	n/a	3.04%

Congress and the major bank regulatory agencies have encouraged banks to work with their borrowers to provide short-term loan payment relief during the COVID-19 national emergency.  On March 22, 2020, an interagency statement was released by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Consumer Financial Protection Bureau, the Conference of State Bank Supervisors, and the National Credit Union Administration that contained guidance regarding loan modifications made in response to the pandemic. In general, in order for a loan modification made in response to the pandemic to avoid being classified as a troubled debt restructuring ("TDR"):

•	The modified loan must be current when the modification is made;
•	The modification must be short term in nature (up to six months); and
•	Modifications may include payment deferrals, fee waivers, extensions of repayment terms or other delays in payment that are insignificant.

In addition, Section 4013 of the CARES Act provides temporary relief from the accounting and reporting requirements for TDRs regarding certain loan modifications for our customers. Section 4013 specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs.

Index

In response to our customers’ needs during this time of economic uncertainty, we have initiated forbearance programs for our retail (mortgage and installment loans) and our commercial customers.  We also have similar programs for mortgage loans that we service for others. Commercial loan accommodations are typically a three month interest-only period while retail loan (mortgage and installment) forbearances have primarily been payment suspensions for three months. To date, there have not been a significant number of requests for additional modifications. See note #4 to the Condensed Consolidated Financial Statements included within this report.

A summary of accommodations as of September 30, 2020 follows:

Commercial and Retail Loan COVID-19 Accomodations

	Covid-19 Accomodations		Total	% of Total
Loan Category	Loans (#)	Loans ($)	Loans	Loans

Commercial	17	$25,105	$1,351,790	1.9%
Mortgage	197	32,091	1,024,036	3.1%
Installment	97	2,631	479,653	0.5%
Total	311	$59,827	$2,855,479	2.1%

Mortgage loans serviced for others(1)	416	$66,279	$2,873,153	2.3%

(1)	We have delegated authority from all investors to grant these deferrals on their behalf.

A summary of our Portfolio Loans follows:

	September 30, 2020	December 31, 2019
	(In thousands)
Real estate(1)
Residential first mortgages	$793,691	$843,746
Residential home equity and other junior mortgages	145,929	166,735
Construction and land development	266,081	249,747
Other(2)	646,656	693,580
Consumer	471,372	448,297
Commercial	527,854	318,504
Agricultural	3,896	4,414
Total loans	$2,855,479	$2,725,023

(1) Includes both residential and non-residential commercial loans secured by real estate.
(2) Includes loans secured by multi-family residential and non-farm, non-residential property.

Index

A summary of our non-performing assets follows:

Non-performing assets (1)

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Non-accrual loans	$10,481	$10,178
Loans 90 days or more past due and still accruing interest	266	-
Subtotal	10,747	10,178
Less: Government guaranteed loans	510	646
Total non-performing loans	10,237	9,532
Other real estate and repossessed assets	1,487	1,865
Total non-performing assets	$11,724	$11,397

As a percent of Portfolio Loans
Non-performing loans	0.36%	0.35
Allowance for loan losses	1.25	0.96
Non-performing assets to total assets	0.28	0.32
Allowance for loan losses as a percent of non-performing loans	349.43	274.32

(1)	Excludes loans classified as "trouble debt restructured" that are not past due.

Index

A summary of our troubled debt restructurings follows:

Troubled debt restructurings ("TDR")

	September 30, 2020
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDR's	$8,292	$37,337		$45,629
Non-performing TDR's (2)	1,203	1,850	(3)	3,053
Total	$9,495	$39,187		$48,682

	December 31, 2019
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDR's	$7,974	$39,601		$47,575
Non-performing TDR's (2)	540	2,607	(3)	3,147
Total	$8,514	$42,208		$50,722

(1)	Retail loans include mortgage and installment loan portfolio segments.
(2)	Included in non-performing assets table above.
(3)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

Non-performing loans increased by $0.7 million since year-end 2019 due to an increase in non-performing commercial loans.  Our collection and resolution efforts have generally resulted in a stable trend in non-performing loans. However, the credit impact of the COVID-19 pandemic, and more specifically the periodic, government-mandated closing of various segments of the economy in order to contain it, may have a negative impact on the level of non-performing loans and assets in the future, but as yet, the magnitude of that impact is undeterminable.  As a result of this potential adverse impact, we have increased the subjective portion of our allowance for loan losses (“AFLL”) by $10.7 million (or 122.1%) during the first nine months of 2020.  (See the further discussion of our AFLL below.)

Non-performing loans exclude performing loans that are classified as TDRs. Performing TDRs totaled $45.6 million, or 1.6% of total Portfolio Loans, and $47.6 million, or 1.7% of total Portfolio Loans, at September 30, 2020 and December 31, 2019, respectively. The decrease in the amount of performing TDRs in 2020 primarily reflects the pay down of retail performing TDRs.

Other real estate and repossessed assets totaled $1.5 million and $1.9 million at September 30, 2020 and December 31, 2019, respectively.

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.

Index

The following tables reflect activity in and the allocation of the AFLL.

Allowance for loan losses

	Nine months ended September 30,
	2020		2019
	Loans	Unfunded Commitments	Loans	Unfunded Commitments
	(Dollars in thousands)
Balance at beginning of period	$26,148	$1,542	$24,888	$1,296
Additions (deductions)
Provision for loan losses	12,884	-	1,045	-
Recoveries credited to allowance	2,404	-	3,109	-
Loans charged against the allowance	(5,665)	-	(2,894)	-
Additions included in non-interest expense	-	271	-	341
Balance at end of period	$35,771	$1,813	$26,148	$1,637

Net loans charged (recovered) against the allowance to average Portfolio Loans	0.16%		(0.01)%

Allocation of the Allowance for Loan Losses

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Specific allocations	$6,138	$6,155
Other adversely rated commercial loans	2,097	2,502
Historical loss allocations	8,156	8,764
Additional allocations based on subjective factors	19,380	8,727
Total	$35,771	$26,148

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

The AFLL increased $9.6 million to $35.7 million at September 30, 2020 from $26.1 million at December 31, 2019 and was equal to 1.25% and 0.96% of total Portfolio Loans at September 30, 2020 and December 31, 2019, respectively.

Three of the four components of the AFLL outlined above decreased through the first nine months of 2020. The AFLL related to specific loans decreased $0.02 million during the first nine months of 2020.  The AFLL related to other adversely rated commercial loans decreased $0.4 million during the first three quarters of 2020, primarily due to a decrease in the balance of such loans included in this component.  The AFLL related to historical losses decreased $0.6 million through the first nine months of 2020, and the AFLL related to subjective factors increased $10.7 million through the first nine months of 2020.  The significant increase in the AFLL related to subjective factors is due principally to the economic shock of COVID-19, various executive orders suspending or restricting businesses and operations that are not necessary to sustain or protect life, or involved in critical infrastructure, the significant increase in unemployment claims, especially in the State of Michigan, and elevated requests for payment relief from our borrowers.

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

Deposits totaled $3.60 billion and $3.04 billion at September 30, 2020 and December 31, 2019, respectively.  The increase in deposits is primarily due to growth in non-interest bearing deposits, savings and interest bearing checking deposits and reciprocal deposits that were partially offset by a decline in time and brokered time deposits.  Reciprocal deposits totaled $557.6 million and $431.0 million at September 30, 2020 and December 31, 2019, respectively.  These deposits represent demand, money market and time deposits from our customers that have been placed through Promontory Interfinancial Network’s Insured Cash Sweep® service and Certificate of Deposit Account Registry Service®.  These services allow our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.  The continued increase in reciprocal deposits is due in part to an automated sweep product that we introduced in mid-2018 as well as the marketing and sales efforts of our treasury management team.

We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be susceptible to outflow. At September 30, 2020, we had approximately $741.2 million of uninsured deposits. A reduction in core deposits would likely increase our need to rely on wholesale funding sources.

We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

Other borrowings, comprised primarily of advances from the FHLB and federal funds sold, totaled $30.0 million and $88.6 million at September 30, 2020 and December 31, 2019, respectively.

As described above, we utilize wholesale funding, including federal funds purchased, FHLB and FRB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At September 30, 2020, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $740.4 million, or 20.4% of total funding (deposits and all borrowings, excluding subordinated debt and subordinated debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all.  Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.

Index

We historically employed derivative financial instruments to manage our exposure to changes in interest rates.  During the first nine months of 2020 and 2019, we entered into $12.2 million and $17.6 million (aggregate notional amounts), respectively, of interest rate swaps with commercial loan customers, which were offset with interest rate swaps that the Bank entered into with a broker-dealer. We recorded $0.2 million and $0.7 million of fee income related to these transactions during the first nine months of 2020 and 2019, respectively. See note #6 to the Condensed Consolidated Financial Statements included within this report for more information on our derivative financial instruments.

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

At September 30, 2020, we had $414.2 million of time deposits that mature in the next 12 months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $3.11 billion of our deposits at September 30, 2020, were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.

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

We also believe that the available cash on hand at the parent company (including time deposits) of approximately $48.3 million as of September 30, 2020 provides sufficient liquidity resources at the parent company to meet operating expenses, to make interest payments on the subordinated debt and the subordinated debentures, and, along with dividends from the Bank, to pay cash dividends on our common stock.

Index

Effective management of capital resources is critical to our mission to create value for our shareholders. In addition to common stock, our capital structure also currently includes subordinated debt (qualifies as Tier 2 capital) and cumulative trust preferred securities.

Capitalization

	September 30, 2020	December 31, 2019
	(In thousands)
Subordinated debt	$39,261	$-
Subordinated debentures	39,507	39,456
Amount not qualifying as regulatory capital	(485)	(1,224)
Amount qualifying as regulatory capital	78,283	38,232
Shareholders’ equity
Common stock	339,408	352,344
Retained earnings	27,538	1,611
Accumulated other comprehensive income (loss)	6,146	(3,786)
Total shareholders’ equity	373,092	350,169
Total capitalization	$451,375	$388,401

In May 2020, we issued $40.0 million of fixed to floating subordinated notes with a ten year maturity and a five year call option.  The initial coupon rate is 5.95% fixed for five years and then floats at the Secured Overnight Financing Rate (“SOFR”) plus 5.825%.  These notes are presented in the Condensed Consolidated Statement of Financial Condition under the caption “Subordinated debt” and the September 30, 2020 balance of $39.3 million is net of remaining unamortized deferred issuance costs of approximately $0.7 million that are being amortized through the maturity date into interest expense on other borrowings and subordinated debt and debentures in our Condensed Consolidated Statement of Operations.

We currently have four special purpose entities with $39.5 million of outstanding cumulative trust preferred securities as of September 30, 2020.  These special purpose entities issued common securities and provided cash to our parent company that in turn issued subordinated debentures to these special purpose entities equal to the trust preferred securities and common securities. The subordinated debentures represent the sole asset of the special purpose entities. The common securities and subordinated debentures are included in our Condensed Consolidated Statements of Financial Condition.

The FRB has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at September 30, 2020 and December 31, 2019.

Index

Common shareholders’ equity increased to $373.1 million at September 30, 2020, from $350.2 million at December 31, 2019, due primarily to our net income and an increase in accumulated other comprehensive income that was partially offset by share repurchases and cash dividend payments. Our tangible common equity (“TCE”) totaled $340.2 million and $316.5 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 8.23% and 8.96% at September 30, 2020, and December 31, 2019, respectively.  TCE and the ratio of TCE to tangible assets are non-GAAP measures.  TCE represents total common equity less goodwill and other intangible assets.

In December 2019, our Board of Directors authorized a 2020 share repurchase plan.  Under the terms of the 2020 share repurchase plan, we were authorized to buy back 1,120,000 shares, or approximately 5%, of our outstanding common stock.  During the first three months of 2020, we repurchased 678,929 shares at a weighted average purchase price of $20.30 per share.  Due primarily to the economic uncertainty brought on by the COVID-19 pandemic, we suspended share repurchase activity on March 16, 2020. However, primarily as a result of the Company’s strong financial performance and improved economic conditions, and dependent upon market and other factors, we may begin to purchase shares under the 2020 repurchase plan during the last two months of the year.

We pay a quarterly cash dividend on our common stock.  These quarterly dividends totaled $0.60 per share and $0.54 per share in the first nine months of 2020 and 2019, respectively. We generally favor a dividend payout ratio between 30% and 50% of net income.

As of September 30, 2020 and December 31, 2019, our Bank (and holding company) continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards (also see note #10 to the Condensed Consolidated Financial Statements included within this report).

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

Index

CHANGES IN MARKET VALUE OF PORTFOLIO EQUITY AND NET INTEREST INCOME

Change in Interest Rates	Market Value of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change
	(Dollars in thousands)
September 30, 2020
200 basis point rise	$478,200	21.12%	$130,400	4.40%
100 basis point rise	456,400	15.60	128,500	2.88
Base-rate scenario	394,800	-	124,900	-
100 basis point decline	360,300	(8.74)	119,200	(4.56)

December 31, 2019
200 basis point rise	$472,500	1.13%	$123,900	1.23%
100 basis point rise	478,800	2.48	123,300	0.74
Base-rate scenario	467,200	-	122,400	-
100 basis point decline	412,100	(11.79)	118,100	(3.51)

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

Accounting standards update. See note #2  to  the Condensed Consolidated Financial Statements included elsewhere in this report for details on recently issued accounting pronouncements and their impact on our interim condensed consolidated financial statements.

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

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended September 30, 2020, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended September 30, 2020, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Governor of Michigan issued her first "stay home, stay safe" executive order effective March 24, 2020.  In general, that order and subsequent modifications required individuals in Michigan to stay at home or their place of residence, except for certain specified activities that were deemed necessary to sustain or protect life. That original executive order was amended several times and was later rescinded and replaced entirely by a series of "Safer at Home" executive orders, which generally extended certain social distancing restrictions, but lifted the requirement that individuals remain in their homes.  The series of "Safer at Home" orders, along with all other executive orders relating to the pandemic issued by Michigan's Governor after April 30, 2020, were then deemed unconstitutional by the Michigan Supreme Court on October 2, 2020.  Since then, the Michigan Department of Health and Human Services (MDHHS) has issued orders similar to the Governor's executive orders under authority granted to the MDHHS by the Michigan Public Health Code – a different statute than the law on which the Governor based her executive orders. Under the MDHHS' orders, social distancing restrictions remain in place; however, certain retail operations, restaurants and bars, and other businesses are permitted to conduct in-person operations, subject to capacity limitations and other workplace safety requirements. The degree to which businesses may resume operations varies based on the region of the state in which they are located. It is currently expected that various forms of state and local government restrictions similar to those described above will continue through the fourth quarter and perhaps beyond. As a result of these events, Michigan has experienced a significant increase in unemployment.

The COVID-19 pandemic, the related executive orders, and other government restrictions and guidance have had and continue to have a significant effect on us, our customers and the markets we serve. Our business, results of operations and financial condition may be adversely affected by a number of factors that could impact us and our customers, including but not limited to:

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

The spread of COVID-19 has caused us to modify many of our business practices.  Currently, approximately 38% of our total employees are working remotely.  We have also expanded sick and vacation time for certain employees.  We may take further actions as may be required or as we determine to be prudent.  There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19.

The extent to which the COVID-19 pandemic will impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict.  Those developments and factors include the duration and spread of the pandemic, its severity, the actions to contain the pandemic or address its impact, and how quickly and to what extent normal economic and operating conditions can resume. We do not yet know the full extent of the impact.   However, the effects could have a material adverse impact on our business, financial condition and results of operations. Material adverse impacts may include valuation impairments on our intangible assets, securities available for sale, loans, capitalized mortgage loan servicing rights and deferred tax assets.

As a participating lender in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), the Company and the Bank are subject to additional risks regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes us to potential risks relating to noncompliance with the PPP. Since then, the SBA and U.S. Department of Treasury have provided additional guidance and clarity on the PPP through the issuance of over 20 interim final rules implementing the PPP.  On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. The PPP was then expanded by the Paycheck Protection Program and Health Care Enhancement Act in late April 2020, adding an additional $310 billion in funding while the Paycheck Protection Program Flexibility Act made certain changes to the PPP by allowing for more time to spend the funds and making it easier to get a loan fully forgiven.  The PPP closed on August 8, 2020.  Most recently, the SBA released a simpler loan forgiveness application for PPP loans of $50,000 or less that streamlines the PPP forgiveness process for such loans.  As of September 30, 2020, we had 2,117 PPP loans outstanding with a total balance of $261.1 million.  We have submitted 197 forgiveness applications for loans totaling $37.2 million.

Index

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

We are in the process of converting our core data processing system to a new system hosted by a different vendor. A systems conversion of this nature is extremely complicated, time-consuming, and resource intensive. The process will be even more challenging in light of the COVID-19 pandemic, including the challenges presented as a result of a portion of our workforce working remotely. The timing and success of this systems conversion is also heavily dependent on the reliability of the vendors for both our existing and new systems. If either or both of these vendors experience workforce shortages due to the pandemic or otherwise, it could impact our ability to complete the systems conversion on the timeline and budget currently expected. Difficulties in completing the conversion could also negatively impact our operations and financial performance.  We expect to complete this conversion in the second quarter of 2021.

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of the Company's common stock in lieu of fees otherwise payable to the director for his or her service as a director.  A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board.  Pursuant to this Plan, during the third quarter of 2020, the Company issued 555 shares of common stock to non-employee directors on a current basis and 5,274 shares of common stock to the trust for distribution to directors on a deferred basis.  These shares were issued on July 1, 2020 representing aggregate fees of $0.08 million. The shares on a current basis were issued at a price of $14.85 per share and the shares on a deferred basis were issued at a price of $13.37 per share, representing 90% of the fair value of the shares on the credit date.   The price per share was the consolidated closing bid price per share of the Company's common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules.  The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

The following table shows certain information relating to repurchases of common stock for the three-months ended September 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
July 2020	225	$13.97	-	441,071
August 2020	4,499	14.88	-	441,071
September 2020	674	12.57	-	441,071
Total	5,398	$14.55	-	441,071

(1)
These amounts represent shares withheld from the shares that would otherwise have been issued to an officer in order to satisfy tax withholding obligations resulting from the vesting of restricted stock.

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

Date	November 5, 2020	By	/s/ Gavin A. Mohr
Gavin A. Mohr, Principal Financial Officer

Date	November 5, 2020	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer