Form 10-K
period 2020-12-31
INDEPENDENT BANK CORP /MI/
filed 2021-03-05
CIK 39311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2020 or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to ________
Commission file number	0-7818

INDEPENDENT BANK CORPORATION
(Exact name of Registrant as specified in its charter)

Michigan	38-2032782
(State or other jurisdiction of incorporation)	(I.R.S. employer identification no.)

4200 East Beltline, Grand Rapids, Michigan	49525
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(616) 527-5820
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, No Par Value	IBCP	NASDAQ
(Title of class)	(Trading Symbol(s)	(Name of Exchange)

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
Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   Yes ☒  No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Act).
 Yes  ☐  No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2020, was $318,683,270.
The number of shares outstanding of the registrant's common stock as of March 4, 2021 was 21,772,847.
Documents incorporated by reference:  Portions of our definitive proxy statement and annual report, to be delivered to shareholders in connection with the April 20, 2021 Annual Meeting of Shareholders, are incorporated by reference into Part I, Part II, Part III, and Part IV of this Form 10-K.

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

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Annual Report on Form 10-K, but the list is not intended to be all-inclusive.  The risk factors disclosed in Part I – Item 1A below include those risks our management believes could materially affect the results described by forward-looking statements in this report.  However, those risks are not the only risks we face.  Our results of operations, cash flows, financial position, and prospects could also be materially and adversely affected by additional factors that are not presently known to us, that we currently consider to be immaterial, or that develop after the date of this report.  We cannot assure you that our future results will meet our current expectations. While we believe the forward-looking statements in this report are reasonable, you should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. We do not undertake, and expressly disclaim, any obligation to update or alter any statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

PART I

ITEM 1.	BUSINESS

Independent Bank Corporation was incorporated under the laws of the State of Michigan on September 17, 1973, for the purpose of becoming a bank holding company.  We are registered under the Bank Holding Company Act of 1956, as amended, and own all of the outstanding stock of Independent Bank (the "bank"), which is also organized under the laws of the State of Michigan. The bank was founded as First National Bank in Ionia in 1864. Over the years, we have grown both organically and as the result of acquisitions of community banks, bank branches, and other organizations within the financial services industry. Our most recent acquisition was our acquisition of Traverse City State Bank in April 2018.

Aside from the stock of our bank, we have no other substantial assets.  We conduct no business except for the collection of dividends or returns of capital from our bank and the payment of dividends to our shareholders and the payment of interest on subordinated debt and debentures.  We have established certain employee retirement plans, including an employee stock ownership plan (ESOP) and deferred compensation plans, as well as health and other insurance programs, the cost of which is borne by our subsidiaries.  We have no material patents, trademarks, licenses or franchises except the corporate charter of our bank, which permits it to engage in commercial banking pursuant to Michigan law.

Our bank transacts business in the single industry of commercial banking.  It offers a broad range of banking services to individuals and businesses, including checking and savings accounts, commercial lending, direct and indirect consumer financing, mortgage lending, and safe deposit box services.  Our bank does not offer trust services.  Our principal markets are the rural and suburban communities across Lower Michigan, which are served by the bank's main office in Grand Rapids, Michigan, and a total of 59 branches, two drive-thru facilities, and nine Michigan based loan production offices.  We also have two loan production offices in Ohio (Columbus and Fairlawn).  Most of our bank's branches provide full-service lobby and drive-thru services, as well as automatic teller machines (ATMs).  In addition, we provide internet and mobile banking capabilities to our customers.  We continue to see customer transaction volume declining at our bank offices and increasing through our electronic channels.

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

As of December 31, 2020, our bank had total loans (excluding loans held for sale) of $2.734 billion and total deposits of $3.637 billion.

As of December 31, 2020, we had 854 full-time employees and 129 part-time employees. We compete for talent and human resources with other financial services organizations within our geographic market, which is largely the lower peninsula of Michigan. The market for residential mortgage loan officers and support staff is particularly competitive given the competitive nature of those products, especially in the historically low interest rate environment we have been experiencing recently. We strive to be an employer of choice by offering competitive compensation and benefits as well as fostering strong employee relations through our culture, training and growth opportunities and similar measures. As a community-oriented bank, we believe it is especially important for our employees to engage with the communities in our market areas, and we encourage and provide opportunities for our employees to volunteer with local organizations in the markets served by our bank branches.

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

On a consolidated basis, our principal sources of revenue are interest and fees on loans, other interest income, and non-interest income.  The sources of revenue for the three most recent years are as follows:

	2020	2019	2018
Interest and fees on loans	55.8%	68.1%	66.6%
Other interest income	7.6	7.7	7.9
Non-interest income	36.6	24.2	25.5
	100.0%	100.0%	100.0%

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

ITEM 1.	BUSINESS (continued)

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

Eligible bank holding companies that elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of non-banking activities, including securities and insurance activities and any other activity the Federal Reserve, in consultation with the U.S. Department of Treasury, (the “Treasury”) determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.  The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank or financial holding companies.  We have not applied for approval to operate as a financial holding company and have no current intention of doing so.

Capital Requirements.  The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies.  If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

Under current federal regulations, our holding company is required to maintain the following minimum capital ratios: (1) a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, (2) a minimum ratio of Tier 1 capital to risk-weighted assets of 6%, (3) a minimum ratio of total capital to total risk-weighted assets of 8%, and (4) a minimum leverage ratio of 4%.  A 2.5% common equity Tier 1 capital conservation buffer is also required.  We believe our holding company currently exceeds all of the minimum capital ratio requirements applicable to it.

It is important to note that these regulatory capital rules provide minimum requirements, and higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual banking organizations.  In addition, the federal bank regulatory agencies are required biennially to review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities.

ITEM 1.	BUSINESS (continued)

Our Tier 1 capital as of December 31, 2020, includes $38.3 million of trust preferred securities (classified on our Consolidated Statements of Financial Condition as "Subordinated debentures").  The Federal Reserve has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities and certain other capital elements is limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit could be included in the Tier 2 capital, subject to restrictions.  The provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act adopted in 2010 (the "Dodd-Frank Act") imposed additional limitations on the ability to include trust preferred securities as Tier 1 capital; however, these additional limitations do not apply to our outstanding trust preferred securities. Our Tier 2 capital as of December 31, 2020 includes $40.0 million of subordinated debentures that were issued during 2020 and mature May, 2030.  Generally, for subordinated debt with a minimum maturity of five years, there is no limit on the amount of subordinated debt that can be included in Tier 2 capital.

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

FICO Assessments.  Our bank, as a member of the Deposit Insurance Fund ("DIF"), was subject to assessments to cover the payments on outstanding obligations of the Financing Corporation ("FICO").  FICO was created to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC's Savings Association Insurance Fund, which was created to insure the deposits of thrift institutions and was merged with the Bank Insurance Fund into the newly formed DIF in 2006.  The FDIC made its final collection of the assessment for these bonds in March 2019.  FDIC-insured institutions accordingly are no longer required to pay the FICO bond assessment.

Michigan DIFS Assessments.  Michigan banks are required to pay supervisory fees to the Michigan DIFS to fund their operations.  The amount of supervisory fees paid by a bank is based upon the bank's total assets.

Capital Requirements. The Federal Reserve has established the following minimum capital standards for state-chartered, FDIC-insured member banks, such as our bank: (1) a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, (2) a minimum ratio of Tier 1 capital to risk-weighted assets of 6%, (3) a minimum ratio of total capital to total risk-weighted assets of 8%, and (4) a minimum leverage ratio of 4%.  A 2.5% common equity Tier 1 capital conservation buffer is also required.  It is important to note that these regulatory capital rules provide minimum requirements, and higher capital levels may be required if warranted by the particular circumstances or risk profiles of individual banking organizations.  In addition, the federal bank regulatory agencies are required biennially to review risk-based capital standards to ensure that they adequately address interest rate risk, concentration of credit risk and risks from non-traditional activities.

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

At December 31, 2020, our bank's ratios exceeded minimum requirements for the well-capitalized category.

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

Anti-Money Laundering and the USA PATRIOT Act.  The bank is subject to a number of  financial recordkeeping and anti-money laundering laws and regulations including the Bank Secrecy Act and the USA PATRIOT Act, as well as similar rules and guidelines implemented and enforced by the Department of the Treasury's Financial Crimes Enforcement Network ("FinCEN") and the Federal Financial Institutions Council ("FFIEC").  These laws and regulations require the bank to take certain steps to prevent the use of the bank or its systems from facilitating the flow of illegal or illicit money or terrorist funds.  These regulations include FinCEN's Customer Due Diligence Requirements for Financial Institutions, which is designed to identify and verify the identity of natural persons (known as beneficial owners) of legal entity customers who own, control and profit from companies when those companies open accounts.

A number of consumer protection laws were implemented following the 2008 recession, including the Dodd-Frank Act, adopted in 2010. The Dodd-Frank Act created the Consumer Financial Protection Bureau (CFPB), which was given the power to issue and enforce certain consumer protection laws. The CFPB has issued a number of consumer protection regulations over the last decade, including regulations that impact residential mortgage lending and servicing.

We have experienced, and expect to continue to experience, increased costs and expenses related to compliance with these consumer protection regulations as well as new regulations that may be implemented in the future.

2018 Regulatory Reform.  In May 2018 the Economic Growth, Regulatory Relief and Consumer Protection Act (the "2018 Act"), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act.  While the 2018 Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion.

Among other changes, the 2018 Act expanded the definition of qualified mortgages that may be held by a financial institution and simplified the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single "Community Bank Leverage Ratio" of between 8% and 10% to replace the leverage and risk-based regulatory capital ratios.  Effective January 1, 2020, qualifying community banking organizations may elect to comply with a greater than 9% community bank leverage ratio (the “CBLR”) requirement in lieu of the currently applicable requirements for calculating and reporting risk-based capital ratios. The CBLR is equal to Tier 1 capital divided by average total consolidated assets. In order to qualify for the CBLR election, a community bank must (1) have a leverage capital ratio greater than 9 percent, (2) have less than $10 billion in average total consolidated assets, (3) not exceed certain levels of off-balance sheet exposure and trading assets plus trading liabilities, and (4) not be an advanced approaches banking organization. A community bank that meets the above qualifications and elects to utilize the CBLR is considered to have satisfied the risk-based and leverage capital requirements in the generally applicable capital rules and is also considered to be “well capitalized” under the prompt corrective action rules.

ITEM 1.	BUSINESS (continued)

The 2018 Act also includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures, and risk weights for certain high-risk commercial real estate loans.  However, it remains difficult to predict the full extent to which the 2018 Act or the implementing rules and regulations will affect our business in the future.

CARES Act. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security ("CARES") Act of 2020 was signed into law.  Among other things, the CARES Act temporarily lowered the community bank leverage ratio to 8%. The federal bank regulators subsequently issued a rule implementing the lower ratio effective April 23, 2020. The rule also established a two-quarter grace period for a qualifying institution whose leverage ratio falls below the 8% community bank leverage ratio requirement so long as the bank maintains a leverage ratio of 7% or greater. Another rule was issued to transition back to the 9% community bank leverage ratio by increasing the ratio to 8.5% for calendar year 2021 and 9% thereafter.  In addition, the CARES Act allows banks to elect to suspend requirements under U.S. GAAP for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a TDR, including impairment for accounting purposes.  The passage of the Bipartisan-Bicameral Omnibus COVID Relief Deal in December 2020 permitted further suspension of these requirements until the earlier of 60 days after the termination date of the national emergency or January 1, 2022. Finally, as discussed below, the CARES Act and this December 2020 legislation delayed the required implementation of the Current Expected Credit Loss (CECL) accounting standard.

Anti-Money Laundering Act of 2020. The National Defense Authorization Act for Fiscal Year 2021 (the "NDAA") enacted January 1, 2021 over a presidential veto, includes a number of significant new requirements intended to enhance U.S. anti-money laundering efforts. These provisions, many of which are contained within a section of the NDAA known as the Anti-Money Laundering Act of 2020 (the "AMLA"), include establishment of a beneficial ownership registration database, the creation of two new criminal offenses regarding money laundering, new penalties for Bank Secrecy Act violations, and increased whistleblower rewards and protections. Under these new laws, various government agencies will also be tasked with identification of policy priorities, establishment of streamlined processes, creation of information sharing programs, and regular reporting to Congress in an effort to modernize anti-money laundering enforcement. The development of rules and regulations implementing the AMLA are currently in the very early stages and future impacts are difficult to predict at this time.

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

Current Expected Credit Loss ("CECL").  In June 2016, the Financial Accounting Standards Board (“FASB”) adopted a new accounting standard that was expected to be effective for the Bank for the calendar year beginning on January 1, 2020. This standard, referred to as Current Expected Credit Loss, or CECL, requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses. This represents a change from the previous method of providing allowances for loan losses that are probable and the implementation of the new standard may require us to increase our allowance for loan losses.  It may also greatly increase the data we will need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses, or expenses incurred to determine the appropriate level of the allowance for loan losses, may have a material adverse effect on our financial condition and results of operations. However, pursuant to the CARES Act passed on March 27, 2020 and subsequent legislation passed in December 2020, the required implementation of CECL was permitted to be delayed until the earlier of January 1, 2022 or the first day of the fiscal year that begins after the termination of the COVID-related national emergency. Early adoption is allowed on either January 1, 2020 or January 1, 2021. In addition, on March 27, 2020, the Federal Reserve and other federal bank regulatory agencies released a joint regulatory capital rule providing a new option for phasing CECL impacts into regulatory capital over the next five years.

London Interbank Offered Rate ("LIBOR").  In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR after 2021. The Federal Reserve and the Alternative Reference Rates Committee ("ARRC"), a steering committee comprised primarily of large U.S. financial institutions, have identified the Secured Overnight Financing Rate ("SOFR"), a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as a potential alternative to LIBOR, and the Federal Reserve announced final plans for the production of SOFR.  Whether SOFR will become a LIBOR replacement and the ultimate future of LIBOR remain uncertain.  However, both Fannie Mae and Freddie Mac announced in 2020 that they would cease purchasing and issuing LIBOR-based products by the end of 2020 and have begun accepting mortgages based on SOFR. The language in our LIBOR-based contracts and financial instruments has developed over time and may specify various events that will trigger when a successor rate would be selected.  Some contracts and financial instruments may give the calculation agent discretion over the substitute index or indices for the calculation of interest rates.  Furthermore, implementation of successor indices may lead to additional documentation requirements, compliance measures, and financial impacts, as well as potential disputes or litigation with customers and creditors.

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

The information set forth in the tables captioned "Average Balances and Rates" and "Change in Net Interest Income" of our annual report, to be delivered to shareholders in connection with the April 20, 2021 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

II.	INVESTMENT PORTFOLIO

(A) The following table sets forth the fair value of securities at December 31:

	2020	2019	2018
	(in thousands)

Equity securities at fair value	$-	$-	$393

Available for sale
U.S. agency residential mortgage-backed	$344,582	$227,762	$123,751
Obligations of states and political subdivisions	324,293	96,102	127,555
Other asset backed	254,181	93,886	83,319
Corporate	86,017	33,195	34,309
Private label mortgage-backed	42,829	39,693	29,419
U.S. agency	10,748	14,661	20,014
U.S. agency commercial mortgage-backed	7,195	10,756	5,726
Trust preferred	1,798	1,843	1,819
Foreign government	516	502	2,014
Total	$1,072,159	$518,400	$427,926

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)

(B) The following table sets forth contractual maturities of securities at December 31, 2020 and the weighted average yield of such securities:

	Maturing Within One Year		Maturing After One But Within Five Years		Maturing After Five But Within Ten Years		Maturing After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Available for sale
U.S. agency residential mortgage-backed	$207	1.33%	$106,560	1.43%	$19,658	1.99%	$218,157	2.30%
Obligations of states and political subdivisions	10,406	1.99	40,872	2.64	34,714	3.16	238,301	2.82
Other asset backed	117,474	2.80	93,313	1.56	38,621	1.23	4,773	1.65
Corporate	10,439	1.98	34,505	3.13	41,073	3.56	-
Private label mortage-backed	149	1.77	29,642	2.81	11,993	3.13	1,045	4.51
U.S. agency	567	1.96	6,832	1.67	3,349	2.80	-
U.S. agency commercial mortgage-backed	1,301	2.31	1,072	2.52	-		4,822	3.27
Trust preferred	-		-		924	3.25	874	3.20
Foreign government	-		516	2.03	-		-
Total	$140,543	2.67%	$313,312	1.95%	$150,332	2.61%	$467,972	2.57%

Tax equivalent adjustment for calculation of yield	$42		$161		$136		$1,200

The rates set forth in the tables above for those obligations of state and political subdivisions that are tax exempt have been restated on a tax equivalent basis assuming a marginal tax rate of 21%.  The amount of the adjustment is as follows.

Available for sale	Tax-Exempt Rate	Adjustment	Rate on Tax Equivalent Basis (1)
Under 1 year	1.57%	0.42%	1.99%
1-5 years	2.28	0.61	2.89
5-10 years	2.54	0.67	3.21
After 10 years	2.25	0.60	2.85

(1)	The rates in this table are different from the rates in the table above due to obligations of states and political subdivisions in the table above include both taxable and tax exempt securities.

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)

III.	LOAN PORTFOLIO

(A) The following table sets forth total loans outstanding at December 31:

	2020	2019	2018	2017	2016
	(in thousands)
Loans held for sale(a)	$92,434	$69,800	$86,224	$39,436	$67,380
Mortgage	1,015,926	1,098,911	1,042,890	849,530	538,615
Commercial	1,242,415	1,166,695	1,144,481	853,260	804,017
Installment	475,337	459,417	395,149	316,027	265,616
Total Loans	$2,826,112	$2,794,823	$2,668,744	$2,058,253	$1,675,628

(a)	2016 includes $30.6 million of payment plan receivables and $0.8 million commercial loans related to the then pending sale of Mepco and $35.9 million of 1-4 family residential mortgages.

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

(B) The following table sets forth scheduled loan repayments (excluding 1-4 family residential mortgages and installment loans) at December 31, 2020:

	Due Within One Year	Due After One But Within Five Years	Due After Five Years	Total
	(in thousands)
Mortgage	$-	$72	$150,163	$150,235
Commercial	93,679	449,956	698,780	1,242,415
Total	$93,679	$450,028	$848,943	$1,392,650

The following table sets forth loans due after one year which have predetermined (fixed) interest rates and/or adjustable (variable) interest rates at December 31, 2020:

	Fixed Rate	Variable Rate	Total
	(in thousands)
Due after one but within five years	$295,122	$154,906	$450,028
Due after five years	532,941	316,002	848,943
Total	$828,063	$470,908	$1,298,971

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)

(C) The following table sets forth loans on non-accrual, loans ninety days or more past due and troubled debt restructured loans at December 31:

	2020	2019	2018	2017	2016
	(in thousands)
(a) Loans accounted for on a non-accrual basis (1, 2)	$8,312	$10,178	$9,029	$8,184	$13,364

(b) Aggregate amount of loans ninety days or more past due (excludes loans in (a) above)	-	-	5	-	-

(c) Loans not included above which are "troubled debt restructurings" as defined by accounting guidance	44,341	47,575	53,087	60,115	70,286

Total	$52,653	$57,753	$62,121	$68,299	$83,650

(1)
The accrual of interest income is discontinued when a loan becomes 90 days past due and the borrower's capacity to repay the loan and collateral values appear insufficient.  Non-accrual loans may be restored to accrual status when interest and principal payments are current and the loan appears otherwise collectible.

(2)
Interest in the amount of $3.25 million would have been earned in 2020 had loans in categories (a) and (c) remained at their original terms; however, only $2.74 million was included in interest income for the year with respect to these loans.

Potential problem loans identified by the loan review department which are not included as non-performing in the table above were zero at December 31, 2020.

At December 31, 2020, there was no concentration of loans exceeding 10% of total loans which is not already disclosed as a category of loans in this section "Loan Portfolio" (Item III(A)).

There were no other interest-bearing assets at December 31, 2020, that would be required to be disclosed above (Item III(C)), if such assets were loans.

There were no foreign loans at December 31, 2020, 2019, 2018, 2017 and 2016.

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)

IV.	SUMMARY OF LOAN LOSS EXPERIENCE

(A) The following table sets forth loan balances and summarizes the changes in the allowance for loan losses for each of the years ended December 31:

	2020	2019	2018
	(dollars in thousands)
Total loans outstanding at the end of the year (net of unearned fees)	$2,826,112	$2,794,823	$2,668,744

Average total loans outstanding for the year (net of unearned fees)	$2,870,991	$2,721,627	$2,424,539

	Allowance for Loan Losses	Unfunded Commit- ments	Allowance for Loan Losses	Unfunded Commit- ments	Allowance for Loan Losses	Unfunded Commit- ments
Balance at beginning of year	$26,148	$1,542	$24,888	$1,296	$22,587	$1,125
Loans charged-off
Mortgage	816		1,221		1,946
Commercial	4,076		682		448
Installment	1,359		1,622		1,430
Total loans charged-off	6,251		3,525		3,824
Recoveries of loans previously charged-off
Mortgage	513		933		734
Commercial	1,804		2,165		2,889
Installment	752		863		999
Total recoveries	3,069		3,961		4,622
Net loans charged-off (recovered)	3,182		(436)		(798)
Additions included in operations	12,463	263	824	246	1,503	171
Balance at end of year	$35,429	$1,805	$26,148	$1,542	$24,888	$1,296

Net loans charged-off (recovered) as a percent of average loans outstanding (includes loans held for sale) for the year	0.11%		(0.02)%		(0.03)%

Allowance for loan losses as a percent of loans outstanding (includes loans held for sale) at the end of the year	1.25		0.94		0.93

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)

	2017	2016
	(dollars in thousands)
Total loans outstanding at the end of the year (net of unearned fees)	$2,058,253	$1,675,628

Average total loans outstanding for the year (net of unearned fees)	$1,848,860	$1,599,899

	Allowance for Loan Losses	Unfunded Commit- ments	Allowance for Loan Losses	Unfunded Commit- ments
Balance at beginning of year	$20,234	$650	$22,570	$652
Loans charged-off
Mortgage	1,122		2,599
Commercial	455		1,317
Installment	1,474		1,671
Total loans charged-off	3,051		5,587
Recoveries of loans previously charged-off
Mortgage	1,741		1,047
Commercial	1,497		2,472
Installment	967		1,100
Total recoveries	4,205		4,619
Net loans charged-off (recovered)	(1,154)		968
Reclassification to loans held for sale	-		59
Additions (deductions) included in operations	1,199	475	(1,309)	(2)
Balance at end of year	$22,587	$1,125	$20,234	$650

Net loans charged-off as a percent of average loans outstanding (includes loans held for sale) for the year	(0.06)%		0.06%

Allowance for loan losses as a percent of loans outstanding (includes loans held for sale) at the end of the year	1.10		1.21

The allowance for loan losses reflected above is a valuation allowance in its entirety and the only allowance available to absorb probable incurred loan losses.

Further discussion of the provision and allowance for loan losses (a critical accounting policy) as well as non-performing loans, is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report, to be delivered to shareholders in connection with the April 20, 2021 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference.

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

(B)  We have allocated the allowance for loan losses to provide for probable incurred losses within the categories of loans set forth in the table below.   The amount of the allowance for loan losses that is allocated and the ratio of loans within each category to total loans at December 31 follow:

	2020		2019		2018
	Allowance for Loan Losses Amount	Percent of Loans to Total Loans	Allowance for Loan Losses Amount	Percent of Loans to Total Loans	Allowance for Loan Losses Amount	Percent of Loans to Total Loans
	(dollars in thousands)
Commercial	$7,401	44.0%	$7,922	41.7%	$7,090	42.9%
Mortgage	6,998	39.2	8,216	41.8	7,978	42.3
Installment	1,112	16.8	1,283	16.5	895	14.8
Payment plan receivables	-	-	-	-	-	-
Subjective allocation	19,918	-	8,727	-	8,925	-
Total	$35,429	100.0%	$26,148	100.0%	$24,888	100.0%

	2017		2016
	Allowance for Loan Losses Amount	Percent of Loans to Total Loans	Allowance for Loan Losses Amount	Percent of Loans to Total Loans
	(dollars in thousands)
Commercial	$5,595	41.5%	$4,880	48.0%
Mortgage	8,733	43.2	8,681	34.3
Installment	864	15.3	1,011	15.9
Payment plan receivables(a)	-	-	-	1.8
Subjective allocation	7,395	-	5,662	-
Total	$22,587	100.0%	$20,234	100.0%

(a)	Allowance for loan losses of $0.06 million related to payment plan receivables was reclassified to loans held for sale at December 31, 2016.

ITEM 1.	BUSINESS -- STATISTICAL DISCLOSURE (Continued)

V.	DEPOSITS

The following table sets forth average deposit balances and the weighted-average rates paid thereon for the years ended December 31:

	2020		2019		2018
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(dollars in thousands)
Non-interest bearing deposits	$1,054,230		$867,314		$846,718
Savings and interest-bearing checking	1,821,115	0.21%	1,453,061	0.70%	1,218,243	0.39%
Time deposits	516,306	1.70	655,718	2.01	632,330	1.55
Total	$3,391,651	0.37%	$2,976,093	0.79%	$2,697,291	0.54%

The following table summarizes time deposits in amounts of 0.10 million or more by time remaining until maturity at December 31, 2020:
(in thousands)
Three months or less	$62,343
Over three through six months	28,928
Over six months through one year	41,619
Over one year	26,331
Total	$159,221

VI.	RETURN ON EQUITY AND ASSETS

The ratio of net income to average shareholders' equity and to average assets, and certain other ratios, for the years ended December 31 follow:
	2020	2019	2018	2017	2016
Net income as a percent of
Average shareholders' equity	15.68%	13.63%	12.38%	7.82%	9.21%
Average assets	1.43	1.35	1.27	0.77	0.92

Dividends declared per share as a percent of diluted net income per share	31.62	36.00	35.71	44.21	32.38

Average shareholders' equity as a percent of average assets	9.10	9.90	10.27	9.88	9.98

Additional performance ratios are set forth in Selected Consolidated Financial Data in our annual report, to be delivered to shareholders in connection with the April 20, 2021 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference.  Any significant changes in the current trend of the above ratios are reviewed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report, to be delivered to shareholders in connection with the April 20, 2021 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and is incorporated herein by reference.

VII.	SHORT-TERM BORROWINGS

Short-term borrowings are discussed in note 9 to the consolidated financial statements incorporated herein by reference to Part II, Item 8 of this report.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves risks, including (among others) the following factors:

Risk Factors Relating to the COVID-19 Pandemic

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

The Governor of Michigan issued her first "stay home, stay safe" executive order effective March 24, 2020.  In general, that order and subsequent modifications required individuals in Michigan to stay at home or their place of residence, except for certain specified activities that were deemed necessary to sustain or protect life. That original executive order was amended several times and was later rescinded and replaced entirely by a series of "Safer at Home" executive orders, which generally extended certain social distancing restrictions, but lifted the requirement that individuals remain in their homes.  The series of "Safer at Home" orders, along with all other executive orders relating to the pandemic issued by Michigan's Governor after April 30, 2020, were then deemed unconstitutional by the Michigan Supreme Court on October 2, 2020. On October 4, 2020, Michigan's Attorney General announced her office would no longer enforce the Governor's executive orders that were ruled unconstitutional, effective immediately. Since then, the Michigan Department of Health and Human Services (MDHHS) and the Michigan Occupational Safety and Health Administration (MIOSHA) have issued orders imposing restrictions similar to the Governor's former executive orders under authority granted to the MDHHS by the Michigan Public Health Code and to MIOSHA under the Michigan Occupational Safety and Health Act  – different statutes than the law on which the Governor based her executive orders. Under the MDHHS and MIOSHA orders, social distancing and gathering restrictions remain in place; however, certain retail operations, restaurants and bars, and other businesses are permitted to conduct in-person operations, subject to capacity limitations and other workplace safety requirements. The degree to which businesses may resume operations varies based on the type of business operations being conducted. It is currently expected that various forms of state and local government restrictions similar to those described above will continue for the foreseeable future. As a result of these events, Michigan has experienced a significant increase in unemployment.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), was signed into law which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria.  PPP loans are eligible for forgiveness, subject to numerous limitations. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes us to potential risks relating to noncompliance with the PPP. Since then, the SBA and U.S. Department of Treasury have provided additional guidance and clarity on the PPP through the issuance of over 20 interim final rules implementing the PPP.  On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. The PPP was then expanded by the Paycheck Protection Program and Health Care Enhancement Act in late April 2020, adding an additional $310 billion in funding while the Paycheck Protection Program Flexibility Act made certain changes to the PPP by allowing for more time to spend the funds and making it easier to get a loan fully forgiven.  The PPP initially closed on August 8, 2020.  On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act ("Economic Aid Act") was signed into law which allocates an additional $284 billion in funding for the PPP.  The Economic Aid Act reopens the PPP through March 31, 2021 with generally the same terms and conditions as originally enacted under the CARES Act while clarifying eligibility and ineligibility for certain entities and expanding the permitted uses of PPP funds.  In addition, the Economic Aid Act simplifies the loan forgiveness process for PPP loans of $150,000 or less. The Economic Aid Act also establishes second draw loans for entities that have already used the initial PPP funds, subject to numerous limitations and eligibility criteria. PPP second draw loans are eligible for forgiveness similar to initial PPP loans, subject to limitations set forth in the Economic Aid Act.

As of December 31, 2020, we had 1,483 initial PPP loans outstanding with a total balance of $169.8 million.  As of December 31, 2020, we had 808 forgiveness applications for initial PPP loans totaling $123.0 million that remained pending. We had no PPP second draw loans outstanding as of December 31, 2020.

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

Risk Factors Relating to the Financial Services Industry

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

We are subject to extensive regulation, supervision and examination by the Federal Reserve, the FDIC, the Michigan DIFS, the SEC and other regulatory bodies. Such regulation and supervision governs the activities in which we may engage. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, limitations related to our securities, the classification of our assets, and the determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material adverse impact on our business, financial condition or results of operations.

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

Risk Factors More Specific to Our Business

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

Our loan customers may not repay their loans according to their respective terms, and the collateral securing the payment of these loans may be insufficient to cover any losses we may incur. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Non-performing loans amounted to $7.9 million and $9.5 million at December 31, 2020 and December 31, 2019, respectively. Our allowance for loan losses coverage ratio of non-performing loans was 450.01% and 274.32% at December 31, 2020 and December 31, 2019, respectively. In determining the size of the allowance for loan losses, we rely on our experience and our evaluation of current economic conditions. If our assumptions or judgments prove to be incorrect, our current allowance for loan losses may not be sufficient to cover certain loan losses inherent in our loan portfolio, and adjustments may be necessary to account for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance for loan losses would adversely impact our operating results.

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

We maintain diversified securities portfolios, which include obligations of the Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions, mortgage-backed securities, corporate securities and asset-backed securities.  We seek to limit credit losses in our securities portfolios by principally purchasing highly rated securities (generally rated "AA" or higher by a major debt rating agency) and by conducting due diligence on the issuer. However, gross unrealized losses on securities available for sale in our portfolio totaled approximately $1.4 million as of December 31, 2020 (compared to approximately $1.1 million as of December 31, 2019). We believe these unrealized losses are temporary in nature and are expected to be recovered within a reasonable time period as we believe we have the ability to hold the securities to maturity or until such time as the unrealized losses reverse. However, we evaluate securities available for sale for other than temporary impairment (OTTI) at least quarterly and more frequently when economic or market concerns warrant such evaluation. Those evaluations may result in OTTI charges to our earnings. In addition to these impairment charges, we may, in the future, experience additional losses in our securities portfolio which may result in charges that could materially adversely affect our results of operations.

Our mortgage-banking revenues are susceptible to substantial variations, due in part to factors we do not control, such as market interest rates.

A portion of our revenues are derived from net gains on mortgage loans. These net gains primarily depend on the volume of loans we sell, which in turn depends on our ability to originate real estate mortgage loans and the demand for fixed-rate obligations and other loans that are outside of our established interest-rate risk parameters. Net gains on mortgage loans are also dependent upon economic and competitive factors as well as our ability to effectively manage exposure to changes in interest rates. Consequently, they can often be a volatile part of our overall revenues.  We realized net gains of $62.6 million on mortgage loans during 2020 compared to $20.0 million during 2019 and $10.6 million during 2018.

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

Difficulties in capitalizing on the opportunities presented by a future acquisition may prevent us from fully achieving the expected benefits from the acquisition or may cause the achievement of such expectations to take longer to realize than expected.  Further, the assimilation of the acquired entity's customers and markets could result in higher than expected deposit attrition, loss of key employees, disruption of our businesses or the businesses of the acquired entity or otherwise adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. These matters could have an adverse effect on us for an undetermined period. We will be subject to similar risks and difficulties in connection with any future decisions to downsize, sell or close units or otherwise change our business mix.

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

Catastrophic events, including, but not limited to, hurricanes, tornadoes, earthquakes, fires, floods and pandemic outbreaks may adversely affect the general economy, financial and capital markets, specific industries, and us.

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

We have identified certain accounting policies as being critical because they require us to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are subject to internal controls and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding management's judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements. See note #1, “Accounting Policies” in the Notes to Consolidated  Financial Statements in our annual report, to be delivered to shareholders in connection with the April 20, 2021 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K).

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We and our bank operate a total of 84 facilities in Michigan and three leased facilities in Ohio.  We own 61 and lease 23 of the facilities in Michigan.

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

The following sets forth certain information with respect to our executive officers at February 19, 2021.

Name (Age)	Position	First elected as an executive officer
William B. Kessel (56)	President, Chief Executive Officer and Director	2004

Gavin A. Mohr (37)	Executive Vice President and Chief Financial Officer(1)	2020

Stefanie M. Kimball (61)	Executive Vice President and Chief Risk Officer	2007

Joel Rahn (54)	Executive Vice President and Chief Lending Officer(2)	2021

Larry R. Daniel (57)	Executive Vice President, Operations and Digital Banking (3)	2017

Patrick J. Ervin (55)	Executive Vice President, Mortgage Banking (4)	2017

James J. Twarozynski (55)	Senior Vice President, Controller	2002

(1)
Mr. Mohr joined Independent Bank in September 2020, as Executive Vice President and Chief Financial Officer. Prior to joining Independent Bank, Mr. Mohr served as the Chief Financial Officer of STAR Financial Bank, (“STAR”), a $2.1 billion bank, located in Fort Wayne, Indiana.  Prior to joining STAR, Mr. Mohr served as Treasurer of Yadkin Bank and Trust (Statesville, North Carolina) from 2013 to 2014.

(2)
Mr. Rahn joined Independent Bank in April of 2018 as Senior Vice President Commercial Lending. He was promoted to Executive Vice President and Chief Lending Officer in January, 2021. He has 33 years of commercial banking experience and has served in senior leadership positions for the past 16 years.

(3)
Mr. Daniel joined Independent Bank over 20 years ago as a commercial lender. Prior to being named Executive Vice President – Operations and Digital Banking in November 2017, he served as Senior Vice President of Retail and Mortgage Lending at Independent Bank, a position he held since 2012.

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

The information set forth under the caption "Quarterly Summary" in our annual report, to be delivered to shareholders in connection with the April 20, 2021 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

We maintain a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of our common stock in lieu of fees otherwise payable to the director for his or her service as a director.  A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board.  Pursuant to this Plan, during the fourth quarter of 2020, we issued 656 shares of common stock to non-employee directors on a current basis and 6,717 shares of common stock to the trust for distribution to directors on a deferred basis.  These shares were issued on October 1, 2020 and November 20, 2020 representing aggregate fees of $0.09 million. The shares on a current basis were issued at a price of $12.57 per share and the shares on a deferred basis were issued at a price of $11.61 per share, representing 90% of the fair value of the shares on the credit date.    The price per share was the consolidated closing bid price per share of our common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules.  We issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table shows certain information relating to purchases of common stock for the three-months ended December 31, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(2)	Remaining Number of Shares Authorized for Purchase Under the Plan
October 2020	1,885	$14.19	-	441,071
November 2020	32,459	$15.02	30,027	411,044
December 2020	1,588	$18.80	-	-
Total	35,932	$15.15	30,027	-

(1)
Includes shares withheld from the shares that would otherwise have been issued to certain officers in order to satisfy tax withholding obligations and the stock option exercise price resulting from the exercise of stock options.

(2)	These shares were repurchased pursuant to a share repurchase plan announced on December 17, 2019, which authorized the repurchase of up to 1,120,000 shares of our outstanding common stock during 2020.

The share repurchase plan we had in place for 2020 expired on December 31, 2020. On December 15, 2020, we announced the adoption by our Board of Directors of a 2021 share repurchase plan that authorizes the repurchase during 2021 of up to 1,100,000 shares of our outstanding common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Consolidated Financial Data" in our annual report, to be delivered to shareholders in connection with the April 20, 2021 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report, to be delivered to shareholders in connection with the April 20, 2021 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Asset/liability management" in our annual report, to be delivered to shareholders in connection with the April 20, 2021 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and the independent auditor's report are set forth in our annual report, to be delivered to shareholders in connection with the April 20, 2021 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and are incorporated herein by reference.

Management's Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition at December 31, 2020 and 2019

Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018

Notes to Consolidated Financial Statements

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

The supplementary data required by this item set forth under the caption "Quarterly Financial Data (Unaudited)" in our annual report, to be delivered to shareholders in connection with the April 20, 2021 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

The portions of our annual report, to be delivered to shareholders in connection with the April 20, 2021 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), which are not specifically incorporated by reference as part of this Form 10-K are not deemed to be a part of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.	CONTROLS AND PROCEDURES

1.
Evaluation of Disclosure Controls and Procedures.  With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the year ended December 31, 2020 (the "Evaluation Date"), have concluded that, as of such date, our disclosure controls and procedures were effective.

2.
Internal Control Over Financial Reporting.  "Management's Annual Report on Internal Control Over Financial Reporting" and our independent registered public accounting firm's audit of internal control over financial reporting as of December 31, 2020 included within the "Report of Independent Registered Public Accounting Firm," each as set forth in our annual report, to be delivered to shareholders in connection with the April 20, 2021 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K) are incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION
None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS - The information with respect to our directors set forth under the caption "Proposal I Submitted for Your Vote -- Election of Directors" in our definitive proxy statement, to be delivered to shareholders in connection with the April 20, 2021 Annual Meeting of Shareholders, is incorporated herein by reference.

BENEFICIAL OWNERSHIP REPORTING – The information set forth under the caption "Delinquent Section 16(a) Reports" in our definitive proxy statement, to be delivered to shareholders in connection with the April 20, 2021 Annual Meeting of Shareholders, is incorporated herein by reference.

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

CORPORATE GOVERNANCE – Information relating to our audit committee, set forth under the caption "Board Committees and Functions" in our definitive proxy statement, to be delivered to shareholders in connection with the April 20, 2021 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth under the captions "Executive Compensation," "Director Compensation," “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive proxy statement, to be delivered to shareholders in connection with the April 20, 2021 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions "Voting Securities and Record Date", “Proposal I Submitted for Your Vote -- Election of Directors" and "Securities Ownership of Management" in our definitive proxy statement, to be delivered to shareholders in connection with the April 20, 2021 Annual Meeting of Shareholders, is incorporated herein by reference.

We maintain certain equity compensation plans under which our common stock is authorized for issuance to employees and directors, including our Deferred Compensation and Stock Purchase Plan for Non-employee Directors and our Long-Term Incentive Plan.

The following sets forth certain information regarding our equity compensation plans as of December 31, 2020.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	121,189	$4.81	435,526

Equity compensation plan not approved by security holders	None	N/A	147,992

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (continued)

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

The information set forth under the captions "Transactions Involving Management" and "Determination of Independence of Board Members" in our definitive proxy statement, to be delivered to shareholders in connection with the April 20, 2021 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption "Disclosure of Fees Paid to our Independent Auditors" in our definitive proxy statement, to be delivered to shareholders in connection with the April 20, 2021 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements
All of our financial statements are incorporated herein by reference as set forth in the annual report to be delivered to shareholders in connection with the April 20, 2021 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K.)

2.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K)
The Exhibit Index is located below.

EXHIBIT INDEX

Exhibit number and description
EXHIBITS FILED HEREWITH

13
Annual report, relating to the April 20, 2021 Annual Meeting of Shareholders.  This annual report will be delivered to our shareholders in compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended.

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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

EXHIBITS INCORPORATED BY REFERENCE

3.1	Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to our quarterly report on Form 10-Q filed November 3, 2017).
3.2	Amended and Restated Bylaws (incorporated here by reference to Exhibit 3.2 to our annual report on Form 10-K filed March 7, 2017).
4.1	Description of Registrant’s Common Stock (incorporated here by reference to Exhibit 4 to our annual report on Form 10-K filed March 6, 2020).
4.2	Form of 5.95% Fixed-to-Floating Rate Subordinated Note due 2030 (included as Exhibit A to the Form of Subordinated Note Purchase Agreement filed as Exhibit 10.8 to this Annual Report on Form 10-K).
10.1*	The form of Indemnity Agreement, as executed with all of the directors of the registrant (incorporated herein by reference to Exhibit 10.3 to the Form S-4 we filed on December 29, 2017).
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
10.8
Form of Subordinated Note Purchase Agreement dated May 27, 2020, by and among Independent Bank Corporation and the Purchasers (incorporated here by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 27, 2020).

* Represents a compensation plan.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 5, 2021.

INDEPENDENT BANK CORPORATION

s/Gavin A. Mohr	Gavin A. Mohr, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.  Each director whose signature appears below hereby appoints William B. Kessel and Gavin A. Mohr and each of them severally, as his or her attorney-in-fact, to sign in his or her name and on his or her behalf, as a director, and to file with the Securities and Exchange Commission any and all amendments to this Annual Report on Form 10-K.

William B. Kessel, President, Chief Executive Officer, and Director (Principal Executive Officer)	s/William B. Kessel	March 1, 2021

Gavin A. Mohr, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	s/Gavin A. Mohr	March 5, 2021

James J. Twarozynski, Senior Vice President and Controller (Principal Accounting Officer)	s/James J. Twarozynski	March 5, 2021

Michael M. Magee, Jr. Chairman and Director	s/Michael M. Magee Jr.	March 1, 2021

Dennis W. Archer, Jr., Director	s/Dennis W. Archer, Jr.	March 3, 2021

Terance L. Beia, Director

William J. Boer, Director	s/William J. Boer	March 1, 2021

Joan A. Budden, Director	s/Joan A. Budden	March 1, 2021

Michael J. Cok, Director	s/Michael J. Cok	March 2, 2021

Stephen L. Gulis, Jr., Director	s/Stephen L. Gulis, Jr.	March 1, 2021

Christina L. Keller, Director	s/Christina L. Keller	March 1, 2021

William B. Kessel, Director	s/William B. Kessel	March 1, 2021

Ronia F. Kruse, Director	s/Ronia F. Kruse	March 1, 2021

Matthew J. Missad, Director	s/Matthew J. Missad	March 1, 2021