Form 10-Q
period 2021-03-31
INDEPENDENT BANK CORP /MI/
filed 2021-05-06
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2021

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
YES ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, no par value, 21,785,299 as of May 5, 2021.

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

•	the failure of assumptions underlying the establishment of, and provisions made to, our allowance for credit losses;
•	increased competition in the financial services industry, either nationally or regionally;
•	our ability to achieve loan and deposit growth;
•	volatility and direction of market interest rates;
•	the continued services of our management team; and
•	implementation of new legislation, which may have significant effects on us and the financial services industry.

This list provides examples of factors that could affect the results described by forward-looking statements contained in this report, but the list is not intended to be all-inclusive.  The risk factors disclosed in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, as updated by any new or modified risk factors disclosed in Part II – Item 1A of any subsequently filed Quarterly Report on Form 10-Q, include the known risks our management believes could materially affect the results described by forward-looking statements in this report. However, those risks may not be the only risks we face. Our results of operations, cash flows, financial position, and prospects could also be materially and adversely affected by additional factors that are not presently known to us that we currently consider to be immaterial, or that develop after the date of this report. We cannot assure you that our future results will meet expectations. While we believe the forward-looking statements in this report are reasonable, you should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. We do not undertake, and expressly disclaim, any obligation to update or alter any statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Index

Part I - Item 1.	INDEPENDENT BANK CORPORATION AND SUBSIDIARIES Condensed Consolidated Statements of Financial Condition

	March 31, 2021	December 31, 2020
	(unaudited)
	(In thousands, except share amounts)
Assets
Cash and due from banks	$49,220	$56,006
Interest bearing deposits	81,287	62,699
Cash and Cash Equivalents	130,507	118,705
Securities available for sale	1,247,280	1,072,159
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	18,427	18,427
Loans held for sale, carried at fair value	77,799	92,434
Loans
Commercial	1,301,223	1,242,415
Mortgage	999,982	1,015,926
Installment	483,019	475,337
Total Loans	2,784,224	2,733,678
Allowance for credit losses (1)	(46,755)	(35,429)
Net Loans	2,737,469	2,698,249
Other real estate and repossessed assets, net	346	766
Property and equipment, net	36,736	36,127
Bank-owned life insurance	55,318	55,180
Capitalized mortgage loan servicing rights, carried at fair value	23,530	16,904
Other intangibles	4,063	4,306
Goodwill	28,300	28,300
Accrued income and other assets	66,665	62,456
Total Assets	$4,426,440	$4,204,013

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$1,301,842	$1,153,473
Savings and interest-bearing checking	1,670,106	1,526,465
Reciprocal	608,689	556,185
Time	275,022	287,402
Brokered time	2,916	113,830
Total Deposits	3,858,575	3,637,355
Other borrowings	30,006	30,012
Subordinated debt	39,300	39,281
Subordinated debentures	39,541	39,524
Accrued expenses and other liabilities	71,689	68,319
Total Liabilities	4,039,111	3,814,491
Commitments and contingent liabilities
Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 21,773,734 shares at March 31, 2021 and 21,853,800 shares at December 31, 2020	335,704	339,353
Retained earnings	47,287	40,145
Accumulated other comprehensive income	4,338	10,024
Total Shareholders’ Equity	387,329	389,522
Total Liabilities and Shareholders’ Equity	$4,426,440	$4,204,013

(1)	Beginning January 1, 2021, calculation is based on CECL methodology. Prior to January 1, 2021, calculation was based on the probable incurred loss methodology.

See notes to interim condensed consolidated financial statements (unaudited)

Index

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2021	2020
	(unaudited)
	(In thousands, except per share amounts)
Interest Income
Interest and fees on loans	$28,105	$31,764
Interest on securities available for sale
Taxable	2,796	3,059
Tax-exempt	1,384	390
Other investments	217	366
Total Interest Income	32,502	35,579
Interest Expense
Deposits	1,256	4,700
Other borrowings and subordinated debt and debentures	962	688
Total Interest Expense	2,218	5,388
Net Interest Income	30,284	30,191
Provision for credit losses (1)	(474)	6,721
Net Interest Income After Provision for Credit Losses	30,758	23,470
Non-interest Income
Interchange income	3,049	2,457
Service charges on deposit accounts	1,916	2,591
Net gains on assets
Mortgage loans	12,828	8,840
Securities available for sale	1,416	253
Mortgage loan servicing, net	5,167	(5,300)
Other	2,030	2,163
Total Non-interest Income	26,406	11,004
Non-interest Expense
Compensation and employee benefits	18,522	16,509
Occupancy, net	2,343	2,460
Data processing	2,374	2,355
Furniture, fixtures and equipment	1,003	1,036
Interchange expense	948	859
Communications	881	803
Loan and collection	759	805
Advertising	489	683
Legal and professional	499	393
FDIC deposit insurance	330	370
Other	1,873	2,446
Total Non-interest Expense	30,021	28,719
Income Before Income Tax	27,143	5,755
Income tax expense	5,106	945
Net Income	$22,037	$4,810
Net Income Per Common Share
Basic	$1.01	$0.22
Diluted	$1.00	$0.21

(1)	Beginning January 1, 2021, calculation is based on CECL methodology. Prior to January 1, 2021, calculation was based on the probable incurred loss methodology.

See notes to interim condensed consolidated financial statements (unaudited)

Index

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three months ended March 31,
	2021	2020
	(unaudited - In thousands)
Net income	$22,037	$4,810
Other comprehensive income
Securities available for sale
Unrealized losses arising during period	(5,781)	(598)
Change in unrealized gains and losses for which a portion of other than temporary impairment has been recognized in earnings	-	(169)
Reclassification adjustments for gains included in earnings	(1,416)	(253)
Unrealized losses recognized in other comprehensive loss on securities available for sale	(7,197)	(1,020)
Income tax benefit	(1,511)	(214)
Unrealized losses recognized in other comprehensive loss on securities available for sale, net of tax	(5,686)	(806)
Derivative instruments
Unrealized loss arising during period	-	(406)
Reclassification adjustment for expense recognized in earnings	-	75
Unrealized losses recognized in other comprehensive loss on derivative instruments	-	(331)
Income tax benefit	-	(69)
Unrealized losses recognized in other comprehensive loss on derivative instruments, net of tax	-	(262)
Other comprehensive loss	(5,686)	(1,068)
Comprehensive income	$16,351	$3,742

See notes to interim condensed consolidated financial statements (unaudited)

Index

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2021	2020
	(unaudited - In thousands)
Net Income	$22,037	$4,810
Adjustments to Reconcile Net Income to Net Cash From Operating Activities
Proceeds from sales of loans held for sale	392,844	241,856
Disbursements for loans held for sale	(365,381)	(227,765)
Provision for credit losses (1)	(474)	6,721
Deferred income tax expense (benefit)	2,067	(1,925)
Net deferred loan fees (costs)	2,982	(358)
Net depreciation, amortization of intangible assets and premiums and accretion of discounts on securities, loans and interest bearing deposits - time	3,158	1,795
Net gains on mortgage loans	(12,828)	(8,840)
Net gains on securities available for sale	(1,416)	(253)
Share based compensation	442	547
Increase in accrued income and other assets	(8,461)	5,095
Increase in accrued expenses and other liabilities	95	599
Total Adjustments	13,028	17,472
Net Cash From Operating Activities	35,065	22,282
Cash Flow Used in Investing Activities
Proceeds from the sale of securities available for sale	78,179	21,743
Proceeds from maturities, prepayments and calls of securities available for sale	107,834	42,744
Purchases of securities available for sale	(367,654)	(103,901)
Proceeds from the maturity of interest bearing deposits - time	-	350
Net increase in portfolio loans (loans originated, net of principal payments)	(52,939)	(22,432)
Proceeds from the sale of portfolio loans	-	2,395
Proceeds from bank-owned life insurance	-	945
Proceeds from the sale of other real estate and repossessed assets	733	328
Capital expenditures	(1,947)	(760)
Net Cash Used in Investing Activities	(235,794)	(58,588)
Cash Flow From Financing Activities
Net increase in total deposits	221,220	46,837
Net increase (decrease) in other borrowings	(6)	6,296
Proceeds from Federal Home Loan Bank Advances	-	160,000
Payments of Federal Home Loan Bank Advances	-	(153,000)
Dividends paid	(4,592)	(4,477)
Proceeds from issuance of common stock	19	11
Repurchase of common stock	(3,601)	(13,784)
Share based compensation withholding obligation	(509)	(590)
Net Cash From Financing Activities	212,531	41,293
Net Increase in Cash and Cash Equivalents	11,802	4,987
Cash and Cash Equivalents at Beginning of Period	118,705	65,304
Cash and Cash Equivalents at End of Period	$130,507	$70,291
Cash paid during the period for
Interest	$1,669	$5,489
Income taxes	-	-
Operating leases	439	476
Transfers to other real estate and repossessed assets	133	66
Purchase of securities available for sale not yet settled	7,212	10,497
Securitization of portfolio loans	-	26,325
Right of use assets obtained in exchange for lease obligations	-	116

(1)	Beginning January 1, 2021, calculation is based on CECL methodology. Prior to January 1, 2021, calculation was based on the probable incurred loss methodology.

See notes to interim condensed consolidated financial statements (unaudited)

Index

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders' Equity

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(Dollars in thousands, except per share amounts)
Balances at January 1, 2021	$339,353	$40,145	$10,024	$389,522
Adoption of ASU 2016-13	-	(10,303)	-	(10,303)
Balances at January 1, 2021, as adjusted	339,353	29,842	10,024	379,219
Net income, three months ended March 31, 2021	-	22,037	-	22,037
Cash dividends declared, $0.21 per share	-	(4,592)	-	(4,592)
Repurchase of 180,667 shares of common stock	(3,601)	-	-	(3,601)
Issuance of 19,050 shares of common stock	19	-	-	19
Share based compensation (issuance of 109,075 shares of common stock)	442	-	-	442
Share based compensation withholding obligation (withholding of 27,524 shares of common stock)	(509)	-	-	(509)
Other comprehensive income	-	-	(5,686)	(5,686)
Balances at March 31, 2021	$335,704	$47,287	$4,338	$387,329

Balances at January 1, 2020	$352,344	$1,611	$(3,786)	$350,169
Net income, three months ended March 31, 2020	-	4,810	-	4,810
Cash dividends declared, $0.20 per share	-	(4,477)	-	(4,477)
Repurchase of 678,929 shares of common stock	(13,784)	-	-	(13,784)
Issuance of 11,567 shares of common stock	11	-	-	11
Share based compensation (issuance of 105,894 shares of common stock)	547	-	-	547
Share based compensation withholding obligation (withholding of 28,174 shares of common stock)	(590)	-	-	(590)
Other comprehensive income	-	-	(1,068)	(1,068)
Balances at March 31, 2020	$338,528	$1,944	$(4,854)	$335,618

See notes to interim condensed consolidated financial statements (unaudited)

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Preparation of Financial Statements

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2020 included in our Annual Report on Form 10-K.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of March 31, 2021 and December 31, 2020, and the results of operations for the three month periods ended March 31, 2021 and 2020.  The results of operations for the three month period ended March 31, 2021, are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made in the prior period condensed consolidated financial statements to conform to the current period presentation.  Our critical accounting policies include the determination of the allowance for credit losses (“ACL”) and the valuation of capitalized mortgage loan servicing rights.  Refer to our 2020 Annual Report on Form 10-K for a disclosure of our accounting policies.

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

•	Requires inclusion of expected recoveries, limited to the cumulative amount of prior write-offs, when estimating the ACL for in scope financial assets (including collateral dependent assets).
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
We began evaluating this ASU in 2016 and established a company-wide, cross-discipline governance structure, which provides implementation oversight. We continued to test and refine our current expected credit loss (“CECL”) models that satisfied the requirements of this ASU. Oversight and testing, as well as efforts to meet expanded disclosure requirements, extended through the end of 2020.  We currently estimate losses over approximately a one year forecast period using external economic forecast sources, including the Federal Open Market Committee median economic projections, and then revert to longer term historical loss experience to estimate losses over more extended periods. We were originally required to adopt this ASU on January 1, 2020 but section 4014 of the Coronavirus Aid, Relief, and Economic Security (‘‘CARES’’) Act allowed for temporary relief from applying this ASU. Under the amended CARES Act we were allowed to delay the adoption of this ASU until the earlier of the termination of the national emergency that was declared on March 13, 2020, or January 1, 2022. Early adoption was also allowed on either January 1, 2020 or January 1, 2021. As such, we chose to delay the adoption of this ASU during 2020 and adopted this ASU on January 1, 2021.  Results for the reporting periods after January 1, 2021 are presented under this new ASU while prior period amounts continue to be reported in accordance with previously applicable accounting guidance.

We adopted this ASU using the modified retrospective method for all financial assets measured at amortized cost and unfunded lending commitments.  As of January 1, 2021 we increased the ACL by $11.7 million which was primarily driven by the longer contractual maturities of our mortgage and consumer installment loan portfolio segments. In addition, we increased the allowance for losses related to unfunded loan commitments by $1.5 million. The ultimate impact of adopting this ASU, and at each subsequent reporting period, is highly dependent on credit quality, economic forecasts and conditions, composition of our loan portfolios and securities available for sale, along with other management judgments. As of January 1, 2021, we recorded a cumulative-effect adjustment of $10.3 million to decrease retained earnings.

Based on our evaluation of securities available for sale, we did not record an ACL on these securities under this ASU.

We adopted this ASU using the prospective transition approach for financial assets purchased with credit deterioration (“PCD”) that were previously classified as PCI and accounted for under accounting standards codification (“ASC”) 310-30. In accordance with this ASU, we did not reassess whether PCI assets met the definition of PCD assets as of the date of adoption. On January 1, 2021, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $0.13 million to the ACL for loans. The remaining noncredit discount in the amount of $0.34 million (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate as of January 1, 2021.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The impact of the adoption of this ASU follows:

	As Reported Under ASU 2016-13	Pre-ASU 2016-13 Adoption	Impact of ASU 2016-13

Assets
Loans
Commercial	$1,242,510	$1,242,415	$95
Mortgage	1,015,944	1,015,926	18
Installment	475,358	475,337	21
Total loans	2,733,812	2,733,678	134
Allowance for credit losses	(47,137)	(35,429)	(11,708)
Net loans	$2,686,675	$2,698,249	$(11,574)
Deferred tax assets (1)	$65,196	$62,456	$2,740
Total Assets	$4,195,179	$4,204,013	$(8,834)

Liabilities and shareholders's equity
Allowance for credit losses on unfunded lending commitments (2)	$3,274	$1,805	$1,469
Total liabilities	$3,815,960	$3,814,491	$1,469
Retained earnings	$29,842	$40,145	$(10,303)
Total shareholders' equity	$379,219	$389,522	$(10,303)
Total liabilities and shareholders' equity	$4,195,179	$4,204,013	$(8,834)

(1)	Included in Accrued income and other assets in our Condensed Consolidated Statements of Financial Condition.
(2)	Included in Accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

3.	Securities

Securities available for sale consist of the following:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
March 31, 2021
U.S. agency	$8,721	$201	$12	$8,910
U.S. agency residential mortgage-backed	399,290	3,315	2,185	400,420
U.S. agency commercial mortgage-backed	11,516	194	6	11,704
Private label mortgage-backed	41,624	1,261	68	42,817
Other asset backed	226,812	1,810	92	228,530
Obligations of states and political subdivisions	438,721	7,274	1,307	444,688
Corporate	105,293	2,866	336	107,823
Trust preferred	1,973	-	99	1,874
Foreign government	500	14	-	514
Total	$1,234,450	$16,935	$4,105	$1,247,280

December 31, 2020
U.S. agency	$10,456	$305	$13	$10,748
U.S. agency residential mortgage-backed	340,224	4,951	593	344,582
U.S. agency commercial mortgage-backed	6,869	326	-	7,195
Private label mortgage-backed	41,429	1,539	139	42,829
Other asset backed	252,596	1,796	211	254,181
Obligations of states and political subdivisions	315,780	8,691	178	324,293
Corporate	82,307	3,807	97	86,017
Trust preferred	1,971	-	173	1,798
Foreign government	500	16	-	516
Total	$1,052,132	$21,431	$1,404	$1,072,159

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our investments’ gross unrealized losses and fair values aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

March 31, 2021
U.S. agency	$1,394	$3	$2,219	$9	$3,613	$12
U.S. agency residential mortgage-backed	185,615	2,184	36	1	185,651	2,185
U.S. agency commercial mortgage-backed	646	6	-	-	646	6
Private label mortgage-backed	2,053	25	3,662	43	5,715	68
Other asset backed	8,407	17	10,465	75	18,872	92
Obligations of states and political subdivisions	87,301	1,307	-	-	87,301	1,307
Corporate	20,403	323	560	13	20,963	336
Trust preferred	-	-	1,874	99	1,874	99
Total	$305,819	$3,865	$18,816	$240	$324,635	$4,105

December 31, 2020
U.S. agency	$1,469	$3	$2,329	$10	$3,798	$13
U.S. agency residential mortgage-backed	96,839	592	83	1	96,922	593
Private label mortgage-backed	11,838	95	2,050	44	13,888	139
Other asset backed	7,142	25	21,197	186	28,339	211
Obligations of states and political subdivisions	28,957	177	800	1	29,757	178
Corporate	1,924	97	-	-	1,924	97
Trust preferred	-	-	1,798	173	1,798	173
Total	$148,169	$989	$28,257	$415	$176,426	$1,404

Securities available for sale in unrealized loss positions are evaluated quarterly for impairment related to credit losses. For securities available for sale in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available for sale that do not meet this criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, adverse conditions specifically related to the security and the issuer and the impact of changes in market interest rates on the market value of the security, among other factors.  If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, net of applicable taxes. No ACL for securities available for sale was needed at March 31, 2021.  Accrued interest receivable on securities available for sale totaled $5.1 million at March 31, 2021 and is excluded from the estimate of credit losses.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

U.S. agency, U.S. agency residential mortgage-backed and U.S. agency commercial mortgage-backed securities — at March 31, 2021, we had 25 U.S. agency, 57 U.S. agency residential mortgage-backed and two U.S. agency commercial mortgage-backed securities whose fair value is less than amortized cost. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. The unrealized losses are largely attributed to widening spreads to Treasury bonds and/or an increase in interest rates since acquisition.

Private label mortgage backed, other asset backed and corporate securities — at March 31, 2021, we had 11 private label mortgage backed, 20 other asset backed and 19 corporate securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and/or an increase in interest rates since acquisition.

Obligations of states and political subdivisions — at March 31, 2021, we had 107 municipal securities whose fair value is less than amortized cost. The unrealized losses are primarily due to an increase in interest rates since acquisition.

Trust preferred securities — at March 31, 2021, we had two trust preferred securities whose fair value is less than amortized cost. Both of our trust preferred securities are single issue securities issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities has suffered from credit spread widening. One of the securities is rated by a major rating agency as investment grade while the other one is non-rated. The non-rated issue is a relatively small bank and was never rated. The issuer of this non-rated trust preferred security, which had a total amortized cost of $1.0 million and total fair value of $0.92 million as of March 31, 2021, continues to have satisfactory credit metrics and make interest payments.

At March 31, 2021 management does not intend to liquidate any of the securities discussed above and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses.

We recorded no credit related charges in our Condensed Consolidated Statements of Operations related to securities available for sale during the three month periods ended March 31, 2021 and 2020, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The amortized cost and fair value of securities available for sale at March 31, 2021, by contractual maturity, follow:

	Amortized Cost	Fair Value
	(In thousands)
Maturing within one year	$22,748	$22,888
Maturing after one year but within five years	99,528	102,202
Maturing after five years but within ten years	83,969	85,830
Maturing after ten years	348,963	352,889
	555,208	563,809
U.S. agency residential mortgage-backed	399,290	400,420
U.S. agency commercial mortgage-backed	11,516	11,704
Private label mortgage-backed	41,624	42,817
Other asset backed	226,812	228,530
Total	$1,234,450	$1,247,280

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

Gains and losses realized on the sale of securities available for sale are determined using the specific identification method and are recognized on a trade-date basis.  A summary of proceeds from the sale of securities available for sale and gains and losses for the three month periods ending March 31, follows:

		Realized
	Proceeds	Gains	Losses
	(In thousands)
2021	$78,179	$1,464	$48
2020	21,743	253	-

4.	Loans

We estimate the ACL based on relevant available information from both internal and external sources, including historical loss trends, current conditions and forecasts, specific analysis of individual loans, and a review of other relevant and appropriate factors. The allowance process is designed to provide for expected future losses based on our reasonable and supportable (“R&S”) forecast as of the reporting date. Our ACL process is administered by our Risk Management group utilizing a third party software solution, with significant input and ultimate approval from our Executive Enterprise Risk Committee. Further, we have established a CECL Forecast Committee, which includes a cross discipline structure with membership from Executive Management, Risk Management, and Accounting, which approves ACL model assumptions each quarter. Our ACL is comprised of three principal elements: (i) specific analysis of individual loans identified during the review of the loan portfolio, (ii) pooled analysis of loans with similar risk characteristics based on historical experience, adjusted for current conditions, R&S forecasts, and expected prepayments, and (iii) additional allowances based on subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or the general terms of the loan portfolios.

The first ACL element (specific allocations) includes loans that do not share similar risk characteristics and are evaluated on an individual basis. We will typically evaluate on an individual basis loans that are on nonaccrual, commercial loans designated as a TDR, or mortgage and installment TDR loans with a rate concession. When we determine that foreclosure is probable or when repayment is expected to be provided substantially through the operation or sale of underlying collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs. For loans evaluated on an individual basis that are not determined to be collateral dependent, a discounted cash flow analysis is performed to determine expected credit losses.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The second ACL element (pooled analysis) includes loans with similar risk characteristics, which are broken down by segment, class, and risk metric. The Bank’s primary segments of commercial, mortgage, and installment loans are further classified by other relevant attributes, such as collateral type, lien position, occupancy status, amortization method, and balance size. Commercial classes are additionally segmented by risk rating, and mortgage and installment loan classes by credit score tier, which are updated at least semi-annually.

We utilize a discounted cash flow (“DCF”) model to estimate expected future losses for pooled loans. Expected future cash flows are developed from payment schedules over the contractual term, adjusted for forecasted default (probability of default), loss, and prepayment assumptions. We are not required to develop forecasts over the full contractual term of the financial asset or group of financial assets. Rather, for periods beyond which the entity is able to make or obtain R&S forecasts of expected credit losses, we revert to the long term average on a straight line or immediate basis, as determined by the CECL Forecast Committee, and which may vary depending on the economic outlook and uncertainty.

The DCF model for the mortgage and installment pooled loan segments includes using probability of default (“PD”) assumptions that are derived through regression analysis with forecasted US unemployment levels by credit score tier. We review the Bloomberg composite forecast of approximately 50 analysts as well as the FOMC projections in setting the unemployment forecast for the R&S period. The current ACL utilizes a one year R&S forecast followed by immediate reversion to the 30 year average unemployment rate. PD assumptions for the remaining segments are based primarily on historical rates by risk metric as defaults were not strongly correlated with any economic indicator. Loss given default (“LGD”) assumptions for the mortgage loan segment are based on a two year forecast followed by a two year straight line reversion period to the longer term average, while LGD rates for the remaining segments are the historical average for the entire period. Prepayment assumptions represent the two year average rates per segment as calculated through the Bank’s Asset and Liability Management program.

Pooled reserves for the commercial loan segment are calculated using the DCF model with assumptions generally based on historical averages by class and risk rating. Effective risk rating practices allow for strong predictability of defaults and losses over the portfolio’s expected shorter duration, relative to mortgage and installment loans. Our rating system is similar to those employed by state and federal banking regulators.

The third ACL element (additional allocations based on subjective factors) is based on factors that cannot be associated with a specific credit or loan category and reflects our attempt to ensure that the overall ACL appropriately reflects a margin for the imprecision necessarily inherent in the estimates of expected credit losses. We adjust our quantitative model for certain qualitative factors to reflect the extent to which management expects current conditions and R&S forecasts to differ from the conditions that existed for the period over which historical information was evaluated. The qualitative framework reflects changes related to relevant data, such as changes in asset quality trends, portfolio growth and composition, national and local economic factors, credit policy and administration and other factors not considered in the base quantitative model. We utilize a survey completed by business unit management throughout the bank, as well as discussion with the CECL Forecast Committee to establish reserves under the qualitative framework. The current period’s ACL further recognizes inherent risk related to the ongoing COVID-19 pandemic; specifically to the volume of loans on forbearance, commercial loans in high risk industries, and mortgage and installment borrowers with occupations in those high risk industries. Identified high risk industries include: food service, hospitality, entertainment, retail, investment real estate, assisted living, and non-owner occupied office.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An analysis of the ACL by portfolio segment for the three month periods ended March 31, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2021
Balance at beginning of period	$7,401	$6,998	$1,112	$19,918	$35,429
Additions (deductions)
Impact of adoption of ASC 326	2,551	12,000	3,052	(6,029)	11,574
Provision for credit losses	(676)	(620)	(87)	909	(474)
Initial allowance on loans purchased with credit deterioration	95	18	21	-	134
Recoveries credited to the allowance	159	212	177	-	548
Loans charged against the allowance	-	(160)	(296)	-	(456)
Balance at end of period	$9,530	$18,448	$3,979	$14,798	$46,755

2020
Balance at beginning of period	$7,922	$8,216	$1,283	$8,727	$26,148
Additions (deductions)
Provision for credit losses (1)	2,218	(508)	129	4,882	6,721
Recoveries credited to the allowance	108	117	174	-	399
Loans charged against the allowance	(36)	(409)	(328)	-	(773)
Balance at end of period	$10,212	$7,416	$1,258	$13,609	$32,495

(1)	Beginning January 1, 2021, calculation is based on CECL methodology. Prior to January 1, 2021, calculation was based on the probable incurred loss methodology.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The ACL and recorded investment in loans by portfolio segment at December 31, 2020 follows (1):

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
December 31, 2020
ACL:
Individually evaluated for impairment	$1,266	$4,124	$191	$-	$5,581
Collectively evaluated for impairment	6,135	2,874	921	19,918	29,848
Loans acquired with deteriorated credit quality	-	-	-	-	-
Total ending ACL	$7,401	$6,998	$1,112	$19,918	$35,429

Loans
Individually evaluated for impairment	$9,431	$39,245	$1,996		$50,672
Collectively evaluated for impairment	1,236,052	980,449	474,379		2,690,880
Loans acquired with deteriorated credit quality	468	410	147		1,025
Total loans recorded investment	1,245,951	1,020,104	476,522		2,742,577
Accrued interest included in recorded investment	3,536	4,178	1,185		8,899
Total loans	$1,242,415	$1,015,926	$475,337		$2,733,678

(1)	Beginning January 1, 2021, calculation is based on CECL methodology. Prior to January 1, 2021, calculation was based on the probable incurred loss methodology.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	March 31, 2021
	Non- Accrual	Non-Accrual				December 31, 2020
	with no Allowance for Credit Loss	with an Allowance for Credit Loss	Total Non-Accrual	90+ and Still Accruing	Total Non-Performing Loans	Total Non-Performing Loans (1)
			(In thousands)
Commercial
Commercial and industrial (2)	$74	$1,246	$1,320	$-	$1,320	$1,387
Commercial real estate	-	-	-	-	-	-
Mortgage
1-4 family owner occupied - jumbo	619	-	619	-	619	623
1-4 family owner occupied - non-jumbo (3)	-	1,982	1,982	-	1,982	2,281
1-4 family non-owner occupied	280	693	973	-	973	1,112
1-4 family - 2nd lien	186	1,048	1,234	-	1,234	1,344
Resort lending	-	527	527	-	527	607
Installment
Boat lending	-	72	72	-	72	52
Recreational vehicle lending	-	41	41	-	41	74
Other	-	321	321	-	321	393
Total	$1,159	$5,930	$7,089	$-	$7,089	$7,873

Accrued interest excluded from total	$-	$-	$-	$-	$-	$-

(1)	Non-performing loans at December 31, 2020 exclude PCI loans.
(2)	Non-performing commercial and industrial loans exclude $0.053 million of government guaranteed loans at both March 31, 2021 and December 31, 2020.
(3)	Non-performing 1-4 family owner occupied – non jumbo loans exclude $0.406 million and $0.386 million of government guaranteed loans at March 31, 2021 and December 31, 2020, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table provides collateral information by class of loan for collateral-dependent loans with a specific reserve. A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral.

The amortized cost of collateral-dependent loans by class follows:

	Collateral Type
	Real Estate	Other	Allowance for Credit Losses
	(In thousands)
March 31, 2021
Commercial
Commercial and industrial	$840	$1,209	$681
Commercial real estate	142	-	32
Mortgage
1-4 family owner occupied - jumbo	619	-	-
1-4 family owner occupied - non-jumbo	886	-	316
1-4 family non-owner occupied	694	-	169
1-4 family - 2nd lien	646	-	163
Resort lending	287	-	48
Installment
Boat lending	-	11	4
Recreational vehicle lending	-	17	6
Other	77	143	78
Total	$4,191	$1,380	$1,497

Accrued interest excluded from total	$1	$6

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

An aging analysis of loans by class follows:

	Loans Past Due				Loans not	Total
	30-59 days	60-89 days	90+ days	Total	Past Due	Loans
	(In thousands)
March 31, 2021
Commercial
Commercial and industrial	$87	$-	$110	$197	$728,971	$729,168
Commercial real estate	-	-	-	-	572,055	572,055
Mortgage
1-4 family owner occupied - jumbo	819	-	620	1,439	446,426	447,865
1-4 family owner occupied - non-jumbo	1,033	265	354	1,652	249,846	251,498
1-4 family non-owner occupied	1,019	102	401	1,522	156,471	157,993
1-4 family - 2nd lien	351	140	505	996	85,944	86,940
Resort lending	32	188	287	507	55,179	55,686
Installment
Boat lending	168	103	4	275	211,053	211,328
Recreational vehicle lending	64	14	16	94	173,179	173,273
Other	232	69	185	486	97,932	98,418
Total	$3,805	$881	$2,482	$7,168	$2,777,056	$2,784,224
Accrued interest excluded from total	$49	$15	$-	$64	$8,432	$8,496

December 31, 2020
Commercial
Commercial and industrial	$5,003	$131	$70	$5,204	$671,115	$676,319
Commercial real estate	2,600	-	-	2,600	567,032	569,632
Mortgage
1-4 family owner occupied - jumbo	761	-	623	1,384	438,794	440,178
1-4 family owner occupied - non-jumbo	1,888	453	502	2,843	264,730	267,573
1-4 family non-owner occupied	1,184	139	476	1,799	157,977	159,776
1-4 family - 2nd lien	710	228	732	1,670	92,860	94,530
Resort lending	32	195	358	585	57,462	58,047
Installment
Boat lending	95	101	-	196	207,317	207,513
Recreational vehicle lending	207	37	48	292	169,282	169,574
Other	337	162	199	698	98,737	99,435
Total recorded investment	$12,817	$1,446	$3,008	$17,271	$2,725,306	$2,742,577
Accrued interest included in recorded investment	$147	$22	$-	$169	$8,730	$8,899

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans at December 31, 2020 are as follows (1):

2020
Impaired loans with no allocated ACL	(In thousands)
Troubled debt restructurings ("TDR")	$93
Non - TDR	1,367
Impaired loans with an allocated ACL
TDR - allowance based on collateral	9,027
TDR - allowance based on present value cash flow	37,953
Non - TDR - allowance based on collateral	1,873
Total impaired loans	$50,313

Amount of ACL allocated (1)
TDR - allowance based on collateral	$1,058
TDR - allowance based on present value cash flow	3,755
Non - TDR - allowance based on collateral	768
Total amount of ACL allocated	$5,581

(1)	Beginning January 1, 2021, calculation is based on CECL methodology. Prior to January 1, 2021, calculation was based on the probable incurred loss methodology.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Impaired loans by class at December 31, 2020 are as follows (1):

	2020
	Recorded Investment	Unpaid Principal Balance	Related ACL (1)
With no related ACL recorded:	(In thousands)
Commercial
Commercial and industrial	$77	$80	$-
Commercial real estate	-	-	-
Mortgage
1-4 family owner occupied - jumbo	623	629	-
1-4 family owner occupied - non-jumbo	-	-	-
1-4 family non-owner occupied	305	473	-
1-4 family - 2nd lien	301	304	-
Resort lending	154	379	-
Installment
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	-	-	-
	1,460	1,865	-
With an ACL recorded:
Commercial
Commercial and industrial	2,227	2,370	756
Commercial real estate	7,127	7,096	510
Mortgage
1-4 family owner occupied - jumbo	506	880	50
1-4 family owner occupied - non-jumbo	21,655	22,311	2,300
1-4 family non-owner occupied	4,335	4,704	495
1-4 family - 2nd lien	811	829	200
Resort lending	10,555	10,764	1,079
Installment
Boat lending	7	11	2
Recreational vehicle lending	87	100	19
Other	1,902	2,040	170
	49,212	51,105	5,581
Total
Commercial
Commercial and industrial	2,304	2,450	756
Commercial real estate	7,127	7,096	510
Mortgage
1-4 family owner occupied - jumbo	1,129	1,509	50
1-4 family owner occupied - non-jumbo	21,655	22,311	2,300
1-4 family non-owner occupied	4,640	5,177	495
1-4 family - 2nd lien	1,112	1,133	200
Resort lending	10,709	11,143	1,079
Installment
Boat lending	7	11	2
Recreational vehicle lending	87	100	19
Other	1,902	2,040	170
Total	$50,672	$52,970	$5,581
Accrued interest included in recorded investment	$359

(1)	Beginning January 1, 2021, calculation is based on CECL methodology. Prior to January 1, 2021, calculation was based on the probable incurred loss methodology.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Average recorded investment in and interest income earned on impaired loans by class for the three month period ending March 31, 2020, follows (1):

	2020
	Average Recorded Investment	Interest Income Recognized
With no related ACL recorded:	(In thousands)
Commercial
Commercial and industrial	$171	$1
Commercial real estate	398	-
Mortgage
1-4 family owner occupied - jumbo	77	1
1-4 family owner occupied - non-jumbo	299	4
1-4 family non-owner occupied	302	2
1-4 family - 2nd lien	396	-
Resort lending	77	-
Installment
Boat lending	-	-
Recreational vehicle lending	-	-
Other	1	-
	1,721	8
With an a ACL recorded:
Commercial
Commercial and industrial	2,032	38
Commercial real estate	11,120	223
Mortgage
1-4 family owner occupied - jumbo	12,430	360
1-4 family owner occupied - non-jumbo	5,381	4
1-4 family non-owner occupied	4,784	66
1-4 family - 2nd lien	7,436	4
Resort lending	11,827	141
Installment
Boat lending	38	-
Recreational vehicle lending	65	1
Other	2,767	41
	57,880	878
Total
Commercial
Commercial and industrial	2,203	39
Commercial real estate	11,518	223
Mortgage
1-4 family owner occupied - jumbo	12,507	361
1-4 family owner occupied - non-jumbo	5,680	8
1-4 family non-owner occupied	5,086	68
1-4 family - 2nd lien	7,832	4
Resort lending	11,904	141
Installment
Boat lending	38	-
Recreational vehicle lending	65	1
Other	2,768	41
Total	$59,601	$886

(1)	Beginning January 1, 2021, calculation is based on CECL methodology. Prior to January 1, 2021, calculation was based on the probable incurred loss methodology.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance.

TDRs follow:

	March 31, 2021
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDRs	$5,032	$34,679		$39,711
Non-performing TDRs (2)	1,105	1,459	(3)	2,564
Total	$6,137	$36,138		$42,275

	December 31, 2020
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDRs	$7,956	$36,385		$44,341
Non-performing TDRs (2)	1,148	1,584	(3)	2,732
Total	$9,104	$37,969		$47,073

(1)	Retail loans include mortgage and installment loan portfolio segments.
(2)	Included in non-performing loans table above.
(3)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

We allocated $4.6 million and $4.8 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDR”) at March 31, 2021 and December 31, 2020, respectively.

During the three months ended March 31, 2021 and 2020, the terms of certain loans were modified as TDRs. The modification of the terms of such loans generally included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for a new loan with similar risk; or a permanent reduction of the recorded investment in the loan.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loans that have been classified as TDRs during the three-month periods ended March 31 follow:

	Number of Contracts	Pre-modification Balance	Post-modification Balance
(Dollars in thousands)
2021
Commercial
Commercial and industrial	-	$-	$-
Commercial real estate	-	-	-
Mortgage
1-4 family owner occupied - jumbo	-	-	-
1-4 family owner occupied - non-jumbo	-	-	-
1-4 family non-owner occupied	-	-	-
1-4 family - 2nd lien	-	-	-
Resort lending	-	-	-
Installment
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	-	-	-
Total	-	$-	$-

2020
Commercial
Commercial and industrial	1	$99	$99
Commercial real estate	3	1,177	1,177
Mortgage
1-4 family owner occupied - jumbo	-	-	-
1-4 family owner occupied - non-jumbo	1	49	50
1-4 family non-owner occupied	1	59	62
1-4 family - 2nd lien	-	-	-
Resort lending	-	-	-
Installment
Boat lending	-	-	-
Recreational vehicle lending	-	-	-
Other	1	33	34
Total	7	$1,417	$1,422

The TDRs described above for 2021 had no impact on the allowance for credit losses and resulted in zero charge offs while the TDRs described above for 2020 increased the allowance for credit losses by $0.27 million and resulted in zero charge offs.

There were no TDRs that subsequently defaulted within twelve months following the modification during the three months periods ended March 31, 2021 and 2020.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Non-TDR Loan Modifications and Paycheck Protection Program (“PPP”) due to COVID-19 - On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus”.  This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19.  The guidance goes on to explain that in consultation with the Financial Accounting Standards Board staff that the federal banking agencies conclude that short-term modifications (e.g. six months or less) made on a good faith basis to borrowers who were current (less than 30 days past due) as of the implementation date of a relief program are not TDRs.  In addition, on March 27, 2020, the CARES Act was signed into law.  Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were current (less than 30 days past due) as of December 31, 2019 are not TDRs.  We are assisting both commercial and retail (mortgage and installment) borrowers with reduced or suspended payments. Commercial loan accommodations are typically a three month interest-only period while retail loan (mortgage and installment) forbearances have primarily been payment suspensions for three months. For loans subject to these forbearance agreements each borrower is required to resume making regularly scheduled loan payments at the end of the forbearance period. The deferred principal and interest will be repaid based upon individualized agreements. Options for repayment include separate repayment plans, extending the term of the loan or re-amortizing the loan based upon the affordability of the payment in relationship to a reduced income. While some borrowers may elect to make a lump sum payment, we anticipate the majority will require some type of repayment plan. During the forbearance period, the loan will not be reported as past due in keeping with the guidance discussed previously.

A summary of accommodations entered into under this guidance as of March 31, 2021 follows:

Commercial and Retail Loan COVID-19 Accomodations

	Covid-19 Accomodations		Total	% of Total
Loan Category	Loans (#)	Loans ($)	Loans	Loans
		(Dollars in thousands)
Commercial	-	$-	$1,301,223	0.0%
Mortgage	111	15,263	999,982	1.5%
Installment	32	537	483,019	0.1%
Total	143	$15,800	$2,784,224	0.6%
Mortgage loans serviced for others(1)	205	$26,975	$3,072,491	0.9%

1)	We have delegated authority from all investors to grant these deferrals on their behalf.

Information on subsequent accommodation extensions follows:

Commercial and Retail Loan COVID-19 Subsequent Accomodations (1)

Loan Category	Loans (#)	Loans ($)
	(Dollars in thousands)
Commercial	-	$-
Mortgage	86	11,658
Installment	23	428
Total	109	$12,086

(1)	Subsequent accommodations are extensions of the original accommodations that were given as summarized in the paragraph above.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The CARES Act also included an initial $349 billion loan program administered through the U.S. Small Business Administration (‘‘SBA’’) referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. We are participating as a lender in the PPP. The PPP opened on April 3, 2020 intending to provide American small businesses with eight weeks of cash-flow assistance through 100 percent federally guaranteed loans through the SBA. In late April 2020 the Paycheck Protection Program and Health Care Enhancement Act, added another $310 billion in funding while the Paycheck Protection Program Flexibility Act made certain changes to the program, by allowing for more time to spend the funds, and making it easier to get a loan fully forgiven. The PPP initially closed on August 8, 2020 (“Round 1”). On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (‘‘Economic Aid Act’’) was signed into law which allocates an additional $284 billion in funding for the PPP (“Round 2”). The Economic Aid Act reopens the PPP through March 31, 2021 with generally the same terms and conditions as originally enacted under the CARES Act while clarifying eligibility and ineligibility for certain entities and expanding the permitted uses of PPP funds. In addition, the Economic Aid Act simplifies the loan forgiveness process for PPP loans of $150,000 or less. The Economic Aid Act also establishes second draw loans for entities that have already used the initial PPP funds, subject to numerous limitations and eligibility criteria. PPP Round 2 loans are eligible for forgiveness similar to Round 1 PPP loans, subject to limitations set forth in the Economic Aid Act.

The following table summarizes PPP loans outstanding:

Paycheck Protection Program

	As of March 31, 2021		As of December 31, 2020
	Amount (#)	Amount	Amount (#)	Amount
	(Dollars in thousands)		(Dollars in thousands)
Closed and outstanding - Round 1 loans	698	$105,934	1,483	$169,782
Closed and outstanding - Round 2 loans	1,250	128,240	-	-
Total closed and outstanding	1,948	$234,174	1,483	$169,782
Unaccreted net fees remaining at period end		$6,816		$3,216

PPP loans are included in the commercial and industrial class of the commercial loan portfolio segment. As these loans are 100% guaranteed through the SBA the allowance for credit losses recorded on these loans is zero. Interest and fees on loans in our consolidated statement of operations includes $2.1 million during the three month period ended March 31, 2021, related to the accretion of net loan fees on PPP loans. No such accretion is included in the comparable prior year period.

Credit Quality Indicators – As part of our on-going monitoring of the credit quality of our loan portfolios, we track certain credit quality indicators including (a) risk grade of commercial loans, (b) the level of classified commercial loans, (c) credit scores of mortgage and installment loan borrowers, and (d) delinquency history and non-performing loans.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes loan ratings by loan class for our commercial portfolio loan segment as of March 31, 2021:

	Commercial
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
	(In thousands)
March 31, 2021
Commercial and industrial
Non-watch (1-6)	$142,043	$206,986	$67,404	$48,651	$59,051	$47,122	$130,580	$701,837
Watch (7-8)	666	5,458	1,846	3,736	704	4,020	6,731	23,161
Substandard Accrual (9)	-	15	1,280	298	87	1,081	-	2,761
Non-Accrual (10-11)	-	158	40	719	386	106	-	1,409
Total	$142,709	$212,617	$70,570	$53,404	$60,228	$52,329	$137,311	$729,168
Accrued interest excluded from total	$193	$1,300	$173	$130	$132	$159	$255	$2,342

Commercial real estate
Non-watch (1-6)	$40,963	$108,863	$161,142	$88,190	$57,047	$68,429	$43,270	$567,904
Watch (7-8)	82	-	278	1,509	243	747	110	2,969
Substandard Accrual (9)	-	-	36	1,130	16	-	-	1,182
Non-Accrual (10-11)	-	-	-	-	-	-	-	-
Total	$41,045	$108,863	$161,456	$90,829	$57,306	$69,176	$43,380	$572,055
Accrued interest excluded from total	$60	$209	$271	$184	$133	$153	$86	$1,096

Total Commercial
Non-watch (1-6)	$183,006	$315,849	$228,546	$136,841	$116,098	$115,551	$173,850	$1,269,741
Watch (7-8)	748	5,458	2,124	5,245	947	4,767	6,841	26,130
Substandard Accrual (9)	-	15	1,316	1,428	103	1,081	-	3,943
Non-Accrual (10-11)	-	158	40	719	386	106	-	1,409
Total	$183,754	$321,480	$232,026	$144,233	$117,534	$121,505	$180,691	$1,301,223
Accrued interest excluded from total	$253	$1,509	$444	$314	$265	$312	$341	$3,438

The following table summarizes loan ratings by loan class for our commercial portfolio loan segment as of December 31, 2020:

	Commercial
	Non-watch 1-6	Watch 7-8	Substandard Accrual 9	Non- Accrual 10-11	Total
			(In thousands)
December 31, 2020
Commercial and industrial	$637,826	$32,765	$4,341	$1,387	$676,319
Commercial real estate	561,382	5,978	2,272	-	569,632
Total	$1,199,208	$38,743	$6,613	$1,387	$1,245,951
Accrued interest included in total	$3,408	$105	$23	$-	$3,536

For each of our mortgage and installment portfolio segment classes, we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated semi-annually.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables summarize credit scores by loan class for our mortgage and installment loan portfolio segments at March 31, 2021:

	Mortgage (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
	(In thousands)
March 31, 2021
1-4 family owner occupied - jumbo
_800 and above	$12,641	$30,345	$10,513	$3,190	$3,292	$1,610	$-	$61,591
_750-799	50,247	106,976	36,152	12,328	19,061	4,146	-	228,910
_700-749	14,776	35,677	21,894	10,623	11,256	4,383	-	98,609
_650-699	1,663	17,060	13,041	5,881	6,451	2,721	-	46,817
_600-649	-	1,470	2,779	-	2,007	1,698	-	7,954
_550-599	-	1,872	-	-	558	-	-	2,430
_500-549	-	-	477	458	619	-	-	1,554
Under 500	-	-	-	-	-	-	-	-
Unknown	-	-	-	-	-	-	-	-
Total	$79,327	$193,400	$84,856	$32,480	$43,244	$14,558	$-	$447,865
Accrued interest excluded from total	$150	$450	$231	$122	$132	$40	$-	$1,125

1-4 family owner occupied - non-jumbo
_800 and above	$1,791	$7,858	$5,336	$3,713	$5,912	$5,676	$1,997	$32,283
_750-799	14,187	25,424	11,786	10,516	13,208	12,371	3,960	91,452
_700-749	5,114	5,187	7,567	4,364	5,334	27,813	1,776	57,155
_650-699	5,752	3,655	3,681	3,654	3,841	12,348	1,342	34,273
_600-649	520	2,584	1,541	2,174	3,341	8,851	226	19,237
_550-599	284	280	251	1,587	418	6,430	190	9,440
_500-549	252	-	774	329	508	3,842	18	5,723
Under 500	-	478	528	100	152	662	15	1,935
Unknown	-	-	-	-	-	-	-	-
Total	$27,900	$45,466	$31,464	$26,437	$32,714	$77,993	$9,524	$251,498
Accrued interest excluded from total	$867	$136	$125	$109	$124	$295	$30	$1,686

1-4 family non-owner occupied
_800 and above	$807	$3,658	$3,517	$2,553	$4,025	$6,225	$2,989	$23,774
_750-799	12,275	24,455	12,627	6,502	5,948	11,586	9,866	83,259
_700-749	3,236	10,143	2,318	3,463	2,735	6,541	4,293	32,729
_650-699	815	959	1,763	662	478	5,377	1,757	11,811
_600-649	-	-	40	22	143	1,450	766	2,421
_550-599	-	60	121	506	28	1,282	348	2,345
_500-549	-	-	-	-	719	489	133	1,341
Under 500	-	40	-	-	-	218	55	313
Unknown	-	-	-	-	-	-	-	-
Total	$17,133	$39,315	$20,386	$13,708	$14,076	$33,168	$20,207	$157,993
Accrued interest excluded from total	$27	$108	$71	$53	$48	$133	$72	$512

1-4 family - 2nd lien
_800 and above	$135	$410	$262	$466	$521	$224	$9,192	$11,210
_750-799	582	4,494	1,388	1,859	2,741	985	27,423	39,472
_700-749	943	1,559	1,305	853	1,800	186	14,713	21,359
_650-699	15	282	625	353	1,082	56	6,909	9,322
_600-649	-	166	-	101	181	45	2,337	2,830
_550-599	-	-	67	76	34	-	1,286	1,463
_500-549	-	-	237	-	30	14	670	951
Under 500	-	-	192	-	-	-	141	333
Unknown	-	-	-	-	-	-	-	-
Total	$1,675	$6,911	$4,076	$3,708	$6,389	$1,510	$62,671	$86,940
Accrued interest excluded from total	$2	$13	$9	$10	$19	$3	$242	$298

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
	Mortgage - continued (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
	(In thousands)
March 31, 2021
Resort lending
_800 and above	$-	$919	$291	$277	$-	$9,877	$-	$11,364
_750-799	320	908	112	786	361	21,455	-	23,942
_700-749	-	345	66	380	242	10,554	-	11,587
_650-699	-	-	-	-	-	6,481	-	6,481
_600-649	-	-	-	-	-	1,479	-	1,479
_550-599	-	-	-	-	-	542	-	542
_500-549	-	-	-	-	-	291	-	291
Under 500	-	-	-	-	-	-	-	-
Unknown	-	-	-	-	-	-	-	-
Total	$320	$2,172	$469	$1,443	$603	$50,679	$-	$55,686
Accrued interest excluded from total	$-	$6	$1	$6	$2	$224	$-	$239

Total Mortgage
_800 and above	$15,374	$43,190	$19,919	$10,199	$13,750	$23,612	$14,178	140,222
_750-799	77,611	162,257	62,065	31,991	41,319	50,543	41,249	467,035
_700-749	24,069	52,911	33,150	19,683	21,367	49,477	20,782	221,439
_650-699	8,245	21,956	19,110	10,550	11,852	26,983	10,008	108,704
_600-649	520	4,220	4,360	2,297	5,672	13,523	3,329	33,921
_550-599	284	2,212	439	2,169	1,038	8,254	1,824	16,220
_500-549	252	-	1,488	787	1,876	4,636	821	9,860
Under 500	-	518	720	100	152	880	211	2,581
Unknown	-	-	-	-	-	-	-	-
Total	$126,355	$287,264	$141,251	$77,776	$97,026	$177,908	$92,402	$999,982
Accrued interest excluded from total	$1,046	$713	$437	$300	$325	$695	$344	$3,860

(1)	Credit scores have been updated within the last twelve months.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
	Installment (1)
	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(In thousands)
March 31, 2021
Boat lending
_800 and above	$4,460	$6,201	$8,255	$6,903	$3,705	$6,267	$35,791
_750-799	11,981	31,120	26,975	21,766	13,199	16,095	121,136
_700-749	3,604	11,575	9,823	6,117	4,302	5,442	40,863
_650-699	502	2,592	2,464	1,918	1,209	2,145	10,830
_600-649	-	134	411	240	209	500	1,494
_550-599	-	27	77	182	78	418	782
_500-549	-	-	57	4	213	128	402
Under 500	-	-	-	22	8	-	30
Unknown	-	-	-	-	-	-	-
Total	$20,547	$51,649	$48,062	$37,152	$22,923	$30,995	$211,328
Accrued interest excluded from total	$44	$115	$111	$89	$54	$68	$481

Recreational vehicle lending
_800 and above	$2,756	$5,426	$6,531	$6,640	$3,118	$5,012	$29,483
_750-799	9,600	30,007	22,986	15,962	7,913	9,776	96,244
_700-749	4,317	12,690	7,246	5,361	2,317	3,128	35,059
_650-699	376	3,541	2,531	1,192	617	1,486	9,743
_600-649	-	307	484	467	155	250	1,663
_550-599	-	89	161	132	147	191	720
_500-549	-	33	-	165	26	93	317
Under 500	-	-	22	-	11	11	44
Unknown	-	-	-	-	-	-	-
Total	$17,049	$52,093	$39,961	$29,919	$14,304	$19,947	$173,273
Accrued interest excluded from total	$38	$117	$95	$66	$34	$43	$393

Other
_800 and above	$791	$2,112	$2,022	$1,658	$772	$1,205	$8,560
_750-799	3,407	12,478	8,538	4,952	3,499	3,889	36,763
_700-749	4,026	7,567	5,492	3,279	2,013	3,061	25,438
_650-699	12,143	3,031	2,256	1,254	1,296	2,148	22,128
_600-649	166	564	636	630	446	833	3,275
_550-599	2	98	153	181	222	376	1,032
_500-549	-	45	94	233	95	155	622
Under 500	-	6	49	7	23	33	118
Unknown	482	-	-	-	-	-	482
Total	$21,017	$25,901	$19,240	$12,194	$8,366	$11,700	$98,418
Accrued interest excluded from total	$109	$54	$54	$36	$20	$51	$324

Total installment
_800 and above	$8,007	$13,739	$16,808	$15,201	$7,595	$12,484	$73,834
_750-799	24,988	73,605	58,499	42,680	24,611	29,760	254,143
_700-749	11,947	31,832	22,561	14,757	8,632	11,631	101,360
_650-699	13,021	9,164	7,251	4,364	3,122	5,779	42,701
_600-649	166	1,005	1,531	1,337	810	1,583	6,432
_550-599	2	214	391	495	447	985	2,534
_500-549	-	78	151	402	334	376	1,341
Under 500	-	6	71	29	42	44	192
Unknown	482	-	-	-	-	-	482
Total	$58,613	$129,643	$107,263	$79,265	$45,593	$62,642	$483,019
Accrued interest excluded from total	$191	$286	$260	$191	$108	$162	$1,198

(1)	Credit scores have been updated within the last twelve months.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables summarize credit scores by loan class for our mortgage and installment loan portfolio segments at December 31, 2020:

	Mortgage
	1-4 Family Owner Occupied - Jumbo	1-4 Family Owner Occupied - Non-jumbo	1-4 Family Non-owner Occupied	1-4 Family 2nd Lien	Resort Lending	Total
	(In thousands)
December 31, 2020
_800 and above	$61,077	$40,187	$25,468	$12,490	$9,546	$148,768
_750-799	223,177	70,642	82,124	42,138	27,530	445,611
_700-749	101,086	75,489	30,326	22,962	11,726	241,589
_650-699	40,296	44,344	13,182	11,269	6,393	115,484
_600-649	11,146	18,519	4,303	2,703	1,670	38,341
_550-599	-	11,021	2,388	1,608	917	15,934
_500-549	3,396	5,129	1,580	1,012	192	11,309
_Under 500	-	2,242	405	348	73	3,068
_Total	$440,178	$267,573	$159,776	$94,530	$58,047	$1,020,104
Accrued interest included in total	$1,301	$1,641	$587	$373	$276	$4,178

	Installment
	Boat Lending	Recreational Vehicle Lending	Other	Total
	(In thousands)
December 31, 2020
_800 and above	$32,231	$29,223	$9,154	$70,608
_750-799	123,689	95,890	37,512	257,091
_700-749	38,223	33,476	25,262	96,961
_650-699	10,189	8,794	21,138	40,121
_600-649	2,083	1,305	3,730	7,118
_550-599	661	551	1,299	2,511
_500-549	342	283	767	1,392
_Under 500	95	52	63	210
_Unknown	-	-	510	510
_Total	$207,513	$169,574	$99,435	$476,522
Accrued interest included in total	$572	$457	$156	$1,185

Foreclosed residential real estate properties included in other real estate and repossessed assets on our Condensed Consolidated Statements of Financial Condition totaled $0.3 million and $0.7 million at March 31, 2021 and December 31, 2020, respectively.  Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $0.3 million at both March 31, 2021 and December 31, 2020.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5.	Shareholders’ Equity and Earnings Per Common Share

On December 18, 2020, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) to buy back up to 1,100,000 shares of our outstanding common stock through December 31, 2021.  Shares would be repurchased through open market transactions, though we could execute repurchases through other means, such as privately negotiated transactions.  The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, regulatory requirements, potential alternative uses for capital, and our financial performance. During the three month periods ended March 31, 2021 and 2020 repurchases were made totaling 180,667 shares and 678,929 shares of common stock, respectively, for an aggregate purchase price of $3.6 million and $13.8 million, respectively.

A reconciliation of basic and diluted net income per common share follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per share data)
Net income	$22,037	$4,810

Weighted average shares outstanding (1)	21,826	22,271
Stock units for deferred compensation plan for non-employee directors	120	122
Effect of stock options	83	99
Performance share units	30	37
Weighted average shares outstanding for calculation of diluted earnings per share	22,059	22,529

Net income per common share
Basic (1)	$1.01	$0.22
Diluted	$1.00	$0.21

(1)	Basic net income per common share includes weighted average common shares outstanding during the period and participating share awards.

Weighted average stock options outstanding that were not considered in computing diluted net income per common share because they were anti-dilutive were zero for both three month periods ended March 31, 2021 and 2020.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our derivative financial instruments according to the type of hedge in which they are designated follows:

	March 31, 2021
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Fair value hedge designation
Pay-fixed interest rate swap agreements - commercial	$7,005	8.1	$(423)
Pay-fixed interest rate swap agreements - securities available for sale	148,895	6.6	4,887
Total	$155,900	6.7	$4,464

No hedge designation
Rate-lock mortgage loan commitments	$187,834	0.1	$3,198
Mandatory commitments to sell mortgage loans	165,609	0.1	896
Pay-fixed interest rate swap agreements - commercial	149,328	4.3	(6,425)
Pay-variable interest rate swap agreements - commercial	149,328	4.3	6,425
Pay-fixed interest rate swap agreements	25,000	0.3	(177)
Interest rate cap agreements	135,000	1.5	20
Purchased options	2,193	0.4	60
Written options	2,193	0.4	(60)
Total	$816,485	1.9	$3,937

	December 31, 2020
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Fair value hedge designation
Pay-fixed interest rate swap agreements - commercial	$7,088	8.4	$(776)
Pay-fixed interest rate swap agreements - securities available for sale	41,950	7.1	15
Total	$49,038	7.3	$(761)

No hedge designation
Rate-lock mortgage loan commitments	$168,816	0.1	$7,020
Mandatory commitments to sell mortgage loans	186,092	0.1	(941)
Pay-fixed interest rate swap agreements - commercial	147,456	4.5	(9,700)
Pay-variable interest rate swap agreements - commercial	147,456	4.5	9,700
Pay-fixed interest rate swap agreements	25,000	0.6	(295)
Interest rate cap agreements	135,000	1.8	5
Purchased options	2,908	0.5	42
Written options	2,848	0.5	(42)
Total	$815,576	2.0	$5,789

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We have used variable-rate and short-term fixed-rate (less than 12 months) debt obligations to fund a portion of our Condensed Consolidated Statements of Financial Condition, which exposed us to variability in interest rates. To meet our asset/liability management objectives, we may periodically enter into derivative financial instruments to mitigate exposure to fluctuations in cash flows resulting from changes in interest rates (“Cash Flow Hedges”).  Cash Flow Hedges had included certain pay-fixed interest rate swap and interest rate cap agreements.  Pay-fixed interest rate swap agreements convert the variable-rate cash flows on debt obligations to fixed-rates.  Under interest-rate cap agreements, we will receive cash if interest rates rise above a predetermined level. As a result, we effectively have variable-rate debt with an established maximum rate. We paid an upfront premium on interest rate caps which was recognized in earnings in the same period in which the hedged item affected earnings.  During the first and third quarters of 2020 we transferred all of our Cash Flow Hedge interest rate cap and pay-fixed interest rate swap agreements, respectively to a no hedge designation. The $2.0 million and $0.5 million unrealized loss on our Cash Flow Hedge interest rate cap and pay-fixed interest rate swap agreements, respectively, which were included as a component of accumulated other comprehensive income at the time of the transfers, were being reclassified into earnings over the remaining life of the interest rate cap agreements and pay-fixed interest rate swap agreements.  In the fourth quarter of 2020 it became probable that the forecasted transactions being hedged by these interest rate cap and pay-fixed interest rate swap agreements would not occur by the end of the originally specified time period. As a result, all remaining unrealized losses included as a component of accumulated other comprehensive income were reclassified into earnings at that time. The interest rate cap and pay-fixed interest rate swap agreements are now classified as a no hedge designation at March 31, 2021 and any changes in fair value since the transfers to the no hedge designation are recorded in earnings.

We have entered into a pay-fixed interest rate swap to protect a portion of the fair value of a certain fixed rate commercial loan (‘‘Fair Value Hedge – Commercial Loan’’). As a result, changes in the fair value of the pay-fixed interest rate swap is expected to offset changes in the fair value of the fixed rate commercial loan due to fluctuations in interest rates. We record the fair value of Fair Value Hedge – Commercial Loan in accrued income and other assets and accrued expenses and other liabilities on our Condensed Consolidated Statements of Financial Condition. The hedged item (fixed rate commercial loan) is also recorded at fair value which offsets the adjustment to the Fair Value Hedge – Commercial Loan. On an ongoing basis, we adjust our Condensed Consolidated Statements of Financial Condition to reflect the then current fair value of both the Fair Value Hedge – Commercial Loan and the hedged item. The related gains or losses are reported in interest income – interest and fees on loans in our Condensed Consolidated Statements of Operations.

We have entered into pay-fixed interest rate swaps to protect a portion of the fair value of certain securities available for sale (‘‘Fair Value Hedge – AFS Securities’’). As a result, the change in the fair value of the pay-fixed interest rate swaps is expected to offset a portion of the change in the fair value of the fixed rate securities available for sale due to fluctuations in interest rates. We record the fair value of Fair Value Hedge – AFS Securities in accrued income and other assets and accrued expenses and other liabilities on our Condensed Consolidated Statements of Financial Condition. The hedged items (fixed rate securities available for sale) are also recorded at fair value which offsets the adjustment to the Fair Value Hedge – AFS Securities. On an ongoing basis, we adjust our Condensed Consolidated Statements of Financial Condition to reflect the then current fair value of both the Fair Value Hedge – AFS Securities and the hedged item. The related gains or losses are reported in interest income – interest on securities available for sale – tax-exempt in our Condensed Consolidated Statements of Operations.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:

 Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	March 31, 2021		December 31, 2020		March 31, 2021		December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments	-		-		-		-
Pay-fixed interest rate swap agreements	Other assets	$4,887	Other assets	$15	Other liabilities	$423	Other liabilities	$776
Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	3,198	Other assets	$7,020	Other liabilities	-	Other liabilities	$-
Mandatory commitments to sell mortgage loans	Other assets	896	Other assets	-	Other liabilities	-	Other liabilities	941
Pay-fixed interest rate swap agreements - commercial	Other assets	140	Other assets	-	Other liabilities	6,565	Other liabilities	9,700
Pay-variable interest rate swap agreements - commercial	Other assets	6,565	Other assets	9,700	Other liabilities	140	Other liabilities	-
Pay-fixed interest rate swap agreements	Other assets	-	Other assets	-	Other liabilities	177	Other liabilities	295
Interest rate cap agreements	Other assets	20	Other assets	5	Other liabilities	-	Other liabilities	-
Purchased options	Other assets	60	Other assets	42	Other liabilities	-	Other liabilities	-
Written options	Other assets	-	Other assets	-	Other liabilities	60	Other liabilities	42
		10,879		16,767		6,942		10,978
Total derivatives		$15,766		$16,782		$7,365		$11,754

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

Three Month Periods Ended March 31,
	Loss Recognized in Other Comprehensive Loss (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective	Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Location of Gain (Loss) Recognized	Gain (Loss) Recognized in Income
	2021	2020	Portion)	2021	2020	in Income	2021	2020
	(In thousands)
Fair Value Hedges			-			-
Pay-fixed interest rate swap agreement - Commercial loan						Interest and fees on loans	$352	$(546)
Pay-fixed interest rate swap agreement - Securities available for sale						Interest on securities available for sale - tax-exempt	4,873	-
Total							$5,225	$(546)
Cash Flow Hedges
Interest rate cap agreements	$-	$(14)	Interest expense	$-	$(53)
Pay-fixed interest rate swap agreements	-	(392)	Interest expense	-	(22)
Total	$-	$(406)		$-	$(75)

No hedge designation
Rate-lock mortgage loan commitments						Net gains on mortgage loans	$(3,822)	$4,320
Mandatory commitments to sell mortgage loans						Net gains on mortgage loans	1,837	(1,954)
Pay-fixed interest rate swap agreements - commercial						Interest income	3,275	(8,173)
Pay-variable interest rate swap agreements - commercial						Interest income	(3,275)	8,173
Pay-fixed interest rate swap agreements						Interest expense	118	-
Interest rate cap agreements						Interest expense	15	(35)
Purchased options						Interest expense	18	(104)
Written options						Interest expense	(18)	103
Total							$(1,852)	$2,330

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

7.          Goodwill and Other Intangibles
The following table summarizes intangible assets, net of amortization:

	March 31, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets - core deposits	$11,916	$7,853	$11,916	$7,610
Unamortized intangible assets - goodwill	$28,300		$28,300

A summary of estimated core deposit intangible amortization at March 31, 2021 follows:

(In thousands)

Nine months ending December 31, 2021	$727
2022	785
2023	547
2024	516
2025	487
2026 and thereafter	1,001
Total	$4,063
8.	Share Based Compensation

We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.4 million shares of common stock as of March 31, 2021.  The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.1 million shares of common stock as of March 31, 2021. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.

A summary of restricted stock and performance stock units (“PSU”) granted pursuant to our long-term incentive plan follows:

	Three Months Ended March 31,
	2021	2020

Restricted stock	75,584	52,996
PSU	23,981	20,897

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our directors may elect to receive all or a portion of their cash retainer fees in the form of common stock (either on a current basis or on a deferred basis) pursuant to the non-employee director stock purchase plan referenced above. Shares equal in value to that portion of each director’s fees that he or she has elected to receive in stock on a current basis are issued each quarter and vest immediately. Shares issued on a deferred basis are credited at the rate of 90% of the current fair value of our common stock and vest immediately.  During the three month periods ended March 31, 2021 and 2020 we issued 0.005 million and 0.004 million shares, respectively and expensed their value during those same periods.

Total compensation expense recognized for grants pursuant to our long-term incentive plan was $0.3 million and $0.5 million during the three month periods ended March 31, 2021 and 2020, respectively.  The corresponding tax benefit relating to this expense was $0.1 million for each period. Total expense recognized for non-employee director share based payments was $0.09 million during both three month periods ended March 31, 2021 and 2020. The corresponding tax benefit relating to this expense was $0.02 million during each period.

At March 31, 2021, the total expected compensation cost related to non-vested restricted stock and PSUs not yet recognized was $3.2 million.  The weighted-average period over which this amount will be recognized is 2.3 years.

A summary of outstanding stock option grants and related transactions follows:

	Number of Shares	Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregated Intrinsic Value
				(In thousands)
Outstanding at January 1, 2021	121,189	$4.81
Granted	-
Exercised	(19,050)	3.16
Forfeited	-
Expired	-
Outstanding at March 31, 2021	102,139	$5.12	2.0	$1,892

Vested and expected to vest at March 31, 2021	102,139	$5.12	2.0	$1,892
Exercisable at March 31, 2021	102,139	$5.12	2.0	$1,892

A summary of outstanding non-vested restricted stock and PSUs and related transactions follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2021	207,117	$22.70
Granted	99,565	20.81
Vested	(54,982)	23.53
Forfeited	(10,229)	22.69
Outstanding at March 31, 2021	241,471	$21.73

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Certain information regarding options exercised during the periods follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Intrinsic value	$313	$210
Cash proceeds received	$60	$41
Tax benefit realized	$66	$44

9.	Income Tax

Income tax expense was $5.1 million and $0.9 million during the three month periods ended March 31, 2021 and 2020, respectively.   Our actual federal income tax expense is different than the amount computed by applying our statutory income tax rate to our income before income tax primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance.  In addition, the first quarters of 2021 and 2020 include reductions of $0.1 million and $0.2 million of income tax expense related to impact of the excess value of stock awards that vested and stock options that were exercised as compared to the initial fair values that were expensed.

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at March 31, 2021, March 31, 2020 and December 31, 2020 that the realization of substantially all of our deferred tax assets continues to be more likely than not.

At both March 31, 2021 and December 31, 2020, we had approximately $0.2 million, of gross unrecognized tax benefits.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2021.

10.	Regulatory Matters

Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits. As of March 31, 2021, the Bank had positive undivided profits of $81.6 million.  It is not our intent to have dividends paid in amounts that would reduce the capital of our Bank to levels below those which we consider prudent or that would not be in accordance with guidelines of regulatory authorities.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can result in certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our interim condensed consolidated financial statements. In addition, capital adequacy rules include a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. To avoid limits on capital distributions and certain discretionary bonus payments we must meet the minimum ratio for adequately capitalized institutions plus the buffer. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of March 31, 2021 and December 31, 2020, categorized our Bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Our actual capital amounts and ratios follow (1):

	Actual		Minimum for Adequately Capitalized Institutions		Minimum for Well-Capitalized Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

March 31, 2021
Total capital to risk-weighted assets
Consolidated	$467,880	15.82%	$236,589	8.00%	NA	NA
Independent Bank	414,246	13.99	236,819	8.00	$296,024	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$390,875	13.22%	$177,442	6.00%	NA	NA
Independent Bank	377,199	12.74	177,614	6.00	$236,819	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$352,558	11.92%	$133,081	4.50%	NA	NA
Independent Bank	377,199	12.74	133,211	4.50	$192,415	6.50%

Tier 1 capital to average assets
Consolidated	$390,875	9.28%	$168,473	4.00%	NA	NA
Independent Bank	377,199	8.95	168,622	4.00	$210,778	5.00%

December 31, 2020
Total capital to risk-weighted assets
Consolidated	$455,072	15.95%	$228,214	8.00%	NA	NA
Independent Bank	401,005	14.06	228,111	8.00	$285,139	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$379,395	13.30%	$171,161	6.00%	NA	NA
Independent Bank	365,343	12.81	171,083	6.00	$228,111	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$341,095	11.96%	$128,370	4.50%	NA	NA
Independent Bank	365,343	12.81	128,312	4.50	$185,340	6.50%

Tier 1 capital to average assets
Consolidated	$379,395	9.15%	$165,825	4.00%	NA	NA
Independent Bank	365,343	8.81	165,828	4.00	$207,285	5.00%

(1)	These ratios do not reflect a capital conservation buffer of 2.50% at March 31, 2021 and December 31, 2020.
NA - Not applicable

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
	(In thousands)
Total shareholders' equity	$387,329	$389,522	$411,970	$413,770
Add (deduct)
Accumulated other comprehensive income for regulatory purposes	(10,135)	(15,821)	(10,135)	(15,821)
Goodwill and other intangibles	(32,363)	(32,606)	(32,363)	(32,606)
CECL (1)	7,727	-	7,727	-
Common equity tier 1 capital	352,558	341,095	377,199	365,343
Qualifying trust preferred securities	38,317	38,300	-	-
Tier 1 capital	390,875	379,395	377,199	365,343
Subordinated debt	40,000	40,000	-	-
Allowance for credit losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets (2)	37,005	35,677	37,047	35,662
Total risk-based capital	$467,880	$455,072	$414,246	$401,005

(1) We elected the three year CECL transition method for regulatory purposes.
(2) Beginning January 1, 2021, calculation of allowances are based on CECL methodology. Prior to January 1, 2021, calculation was based on the probable incurred loss methodology.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

Collateral dependent loans with specific loss allocations based on collateral value:  From time to time, certain collateral dependent loans will have an ACL established. When the fair value of the collateral is based on an appraised value or when an appraised value is not available we record the collateral dependent loan as nonrecurring Level 3.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and thus will typically result in a Level 3 classification of the inputs for determining fair value.

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

Appraisals for both collateral-dependent loans and other real estate  are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by us. Once received, an independent third party, or a member of our Collateral Evaluation Department (for commercial properties), or a member of our Special Assets Group (for residential properties) reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. We compare the actual selling price of collateral that has been sold to the most recent appraised value of our properties to determine what additional adjustment, if any, should be made to the appraisal value to arrive at fair value. For commercial and residential properties we typically discount an appraisal to account for various factors that the appraisal excludes in its assumptions. These additional discounts generally do not result in material adjustments to the appraised value.

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
	(In thousands)
March 31, 2021:
Measured at Fair Value on a Recurring Basis
Assets
Securities available for sale
U.S. agency	$8,910	$-	$8,910	$-
U.S. agency residential mortgage-backed	400,420	-	400,420	-
U.S. agency commercial mortgage-backed	11,704	-	11,704	-
Private label mortgage-backed	42,817	-	42,817	-
Other asset backed	228,530	-	228,530	-
Obligations of states and political subdivisions	444,688	-	444,688	-
Corporate	107,823	-	107,823	-
Trust preferred	1,874	-	1,874	-
Foreign government	514	-	514	-
Loans held for sale, carried at fair value	77,799	-	77,799	-
Capitalized mortgage loan servicing rights	23,530	-	-	23,530
Derivatives (1)	15,766	-	15,766	-
Liabilities
Derivatives (2)	7,365	-	7,365	-

Measured at Fair Value on a Non-recurring Basis:
Assets
Collateral dependent loans (3)
Commercial
Commercial and industrial	1,293	-	-	1,293
Commercial real estate	110	-	-	110
Mortgage
1-4 family owner occupied - non-jumbo	570	-	-	570
1-4 family non-owner occupied	246	-	-	246
1-4 family - 2nd lien	298	-	-	298
Resort lending	239	-	-	239
Installment
Boat lending	7	-	-	7
Recreational vehicle lending	11	-	-	11
Other	142	-	-	142

(1)	Included in accrued income and other assets
(2)	Included in accrued expenses and other liabilities
(3)	Only includes individually evaluated loans with specific loss allocations based on collateral value.
(4)	Only includes other real estate with subsequent write downs to fair value.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
		Fair Value Measurements Using
	Fair Value Measure- ments	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
December 31, 2020:
Measured at Fair Value on a Recurring Basis
Assets
Securities available for sale
U.S. agency	$10,748	$-	$10,748	$-
U.S. agency residential mortgage-backed	344,582	-	344,582	-
U.S. agency commercial mortgage-backed	7,195	-	7,195	-
Private label mortgage-backed	42,829	-	42,829	-
Other asset backed	254,181	-	254,181	-
Obligations of states and political subdivisions	324,293	-	324,293	-
Corporate	86,017	-	86,017	-
Trust preferred	1,798	-	1,798	-
Foreign government	516	-	516	-
Loans held for sale, carried at fair value	92,434	-	92,434	-
Capitalized mortgage loan servicing rights	16,904	-	-	16,904
Derivatives (1)	16,782	-	16,782	-
Liabilities
Derivatives (2)	11,754	-	11,754	-

Measured at Fair Value on a Non-recurring Basis:
Assets
Impaired loans (3)
Commercial
Commercial and industrial	1,468	-	-	1,468
Commercial real estate	6,586	-	-	6,586
Mortgage
1-4 family owner occupied - jumbo	-	-	-	-
1-4 family owner occupied - non-jumbo	321	-	-	321
1-4 family non-owner occupied	155	-	-	155
1-4 family - 2nd lien	324	-	-	324
Resort lending	61	-	-	61
Installment
Boat lending	4	-	-	4
Recreational vehicle lending	31	-	-	31
Other	124	-	-	124
Other real estate (4)
1-4 family owner occupied - non-jumbo	102	-	-	102

(1)	Included in accrued income and other assets
(2)	Included in accrued expenses and other liabilities
(3)	Only includes impaired loans with specific loss allocations based on collateral value.
(4)	Only includes other real estate with subsequent write downs to fair value.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the Three-Month Periods Ended March 31 for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Net Gains on Assets	Mortgage	Total Change in Fair Values Included in Current
	Mortgage Loans	Loan Servicing, net	Period Earnings
	(In thousands)
2021
Loans held for sale	$(2,598)	$-	$(2,598)
Capitalized mortgage loan servicing rights	-	3,257	3,257

2020
Loans held for sale	523	-	523
Capitalized mortgage loan servicing rights	-	(6,974)	(6,974)

For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends received.

The following represent impairment charges recognized during the three month periods ended March 31, 2021 and 2020 relating to assets measured at fair value on a non-recurring basis:

•
Loans that are individually evaluated using the fair value of collateral for collateral dependent loans had a carrying amount of $2.9 million, which is net of a valuation allowance of $1.5 million at March 31, 2021, and had a carrying amount of $9.1 million, which is net of a valuation allowance of  $1.8  million  at December 31, 2020.  The provision for credit losses included in our results of operations relating to collateral dependent loans was an expense of $0.2 million and $2.4 million during the three month periods ended March 31, 2021 and 2020, respectively.

•
Other real estate, which is measured using the fair value of the property, had a carrying amount of zero which is net of a valuation allowance of $0.06 million at March 31, 2021, and a carrying amount of $0.10 million which is net of a valuation allowance of $0.09 million, at December 31, 2020. An additional charge relating to other real estate measured at fair value of zero and $0.09 million was included in our results of operations during the three month periods ended March 31, 2021 and 2020, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Capitalized Mortgage Loan Servicing Rights
	Three Months Ended March 31,
	2021	2020
	(In thousands)
Beginning balance	$16,904	$19,171
Total gains (losses) realized and unrealized:
Included in results of operations	3,257	(6,974)
Included in other comprehensive income	-	-
Purchases, issuances, settlements, maturities and calls	3,369	2,632
Transfers in and/or out of Level 3	-	-
Ending balance	$23,530	$14,829

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at March 31	$3,257	$(6,974)

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

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)	-	-	-
March 31, 2021
Capitalized mortgage loan servicing rights	$23,530	Present value of net	Discount rate	10.00% to 13.00%	10.09%
		servicing revenue	Cost to service	$69 to $215	$78
			Ancillary income	20 to 37	22
			Float rate	1.05%	1.05%
			Prepayment rate	7.48% to 50.27%	13.91%
December 31, 2020
Capitalized mortgage loan servicing rights	$16,904	Present value of net	Discount rate	10.00% to 13.00%	10.09%
		servicing revenue	Cost to service	$69 to $289	$79
			Ancillary income	20 to 37	22
			Float rate	0.43%	0.43%
			Prepayment rate	7.92% to 64.70%	20.85%

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)	-	-
March 31, 2021
Collateral dependent loans				-
Commercial	$1,403	Sales comparison approach	Adjustment for differences between comparable sales	(31.0)% to 12.0%	(1.5)%
Mortgage and Installment(1)	1,513	Sales comparison approach	Adjustment for differences between comparable sales	(73.3) to 104.6	(1.3)

December 31, 2020
Collateral dependent loans
Commercial	$8,054	Sales comparison approach	Adjustment for differences between comparable sales	(40.0)% to 75.0%	3.8%
Mortgage and Installment(1)	1,020	Sales comparison approach	Adjustment for differences between comparable sales	(73.3) to 104.6	(1.5)
Other real estate
Mortgage	102	Sales comparison approach	Adjustment for differences between comparable sales	(13.1) to 2.4	(3.6)

(1)
In addition to the valuation techniques and unobservable inputs discussed above, at March 31, 2021 and December 31, 2020 certain collateral dependent installment loans totaling approximately $0.11 million and $0.16 million, respectively are secured by collateral other than real estate.  For the majority of these loans, we apply internal discount rates to industry valuation guides.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
March 31, 2021	$77,799	$1,258	$76,541
December 31, 2020	92,434	3,856	88,578

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The estimated recorded book balances and fair values follow:

			Fair Value Using
	Recorded Book Balance	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)

	(In thousands)
March 31, 2021
Assets
Cash and due from banks	$49,220	$49,220	$49,220	$-	$-
Interest bearing deposits	81,287	81,287	81,287	-	-
Securities available for sale	1,247,280	1,247,280	-	1,247,280	-
Federal Home Loan Bank and Federal Reserve Bank Stock	18,427	NA	NA	NA	NA
Net loans and loans held for sale	2,815,268	2,828,523	-	77,799	2,750,724
Accrued interest receivable	13,628	13,628	3	5,130	8,495
Derivative financial instruments	15,766	15,766	-	15,766	-

Liabilities
Deposits with no stated maturity (1)	$3,544,206	$3,544,206	$3,544,206	$-	$-
Deposits with stated maturity (1)	314,369	316,123	-	316,123	-
Other borrowings	30,006	30,404	-	30,404	-
Subordinated debt	39,300	43,823	-	43,823	-
Subordinated debentures	39,541	32,107	-	32,107	-
Accrued interest payable	1,150	1,150	64	1,086	-
Derivative financial instruments	7,365	7,365	-	7,365	-

December 31, 2020
Assets
Cash and due from banks	$56,006	$56,006	$56,006	$-	$-
Interest bearing deposits	62,699	62,699	62,699	-	-
Securities available for sale	1,072,159	1,072,159	-	1,072,159	-
Federal Home Loan Bank and Federal Reserve Bank Stock	18,427	NA	NA	NA	NA
Net loans and loans held for sale	2,790,683	2,794,058	-	92,434	2,701,624
Accrued interest receivable	12,315	12,315	3	3,414	8,898
Derivative financial instruments	16,782	16,782	-	16,782	-

Liabilities
Deposits with no stated maturity (1)	$3,198,338	$3,198,338	$3,198,338	$-	$-
Deposits with stated maturity (1)	439,017	441,457	-	441,457	-
Other borrowings	30,012	30,844	-	30,844	-
Subordinated debt	39,281	41,417	-	41,417	-
Subordinated debentures	39,524	30,265	-	30,265	-
Accrued interest payable	601	601	59	542	-
Derivative financial instruments	11,754	11,754	-	11,754	-

(1)
Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $572.258 million and $518.400 million at March 31, 2021 and December 31, 2020, respectively. Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $36.431 million and $37.785 million at March 31, 2021 and December 31, 2020, respectively.

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

13. Contingencies

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic as a result of the global spread of the coronavirus illness. In response to the outbreak, federal and state authorities in the U.S. introduced various measures to try to limit or slow the spread of the virus. As a result the pandemic and related government measures, Michigan has experienced an increase in unemployment. On December 11, 2020, the U.S. Food and Drug Administration (FDA) issued its first emergency use authorization for a COVID-19 vaccine. Since that time, the FDA has issued other emergency use authorizations for additional vaccines, and the United States has seen a rapid increase in the number of individuals receiving vaccinations. The U.S. Centers for Disease Control and Prevention (CDC) states that widespread vaccinations may lead to greater immunity, which ultimately is expected to result in slowing the spread of the virus.

The COVID-19 pandemic and the related government restrictions and guidance have had and continue to have a significant effect on us, our customers and the markets we serve. Our business, results of operations and financial condition may be adversely affected by a number of factors that could impact us and our customers, including but not limited to:

•	restrictions on activity and high levels of unemployment may cause increases in loan delinquencies, foreclosures and defaults;
•	increases in allowance for credit losses may be necessary;
•	declines in collateral values may occur;
•	third party disruptions, including outages at network providers, on-line banking vendors and other suppliers;
•	increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity;
•	operational failures due to changes in our normal business practices necessitated by the pandemic and related governmental actions; and/or
•	key personnel or significant numbers of our employees being unable to work effectively, including because of illness or restrictions in connection with COVID-19.

These factors may continue for a significant period of time.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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

Certain industries (such as hotels and restaurants) have been more adversely impacted by the COVID-19 pandemic and related periodic shut downs of our economy.  We believe that the following industry concentrations within our commercial loan portfolio represent greater potential risk in the current economic environment.  The balances below are as of March 31, 2021.

Commercial and industrial portfolio segment:

•	Retail - $93 million
•	Food service - $55 million
•	Hotel - $44 million

Commercial real estate portfolio segment:

•	Retail - $98 million
•	Office - $65 million
•	Multifamily - $60 million

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Loss Reimbursement Obligations

The provision for loss reimbursement on sold loans represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae, Freddie Mac, Ginnie Mae and the Federal Home Loan Bank of Indianapolis). Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale. The provision for loss reimbursement on sold loans was an expense of $0.04 million for both three month periods ended March 31, 2021 and 2020. The reserve for loss reimbursements on sold mortgage loans totaled $1.05 million and $1.02 million at March 31, 2021 and December 31, 2020, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. This reserve is based on an analysis of mortgage loans that we have sold which are further categorized by delinquency status, loan to value, and year of origination. The calculation includes factors such as probability of default, probability of loss reimbursement (breach of representation or warranty) and estimated loss severity. We believe that the amounts that we have accrued for incurred losses on sold mortgage loans are appropriate given our analyses. However, future losses could exceed our current estimate.

Visa Stock

We own 12,566 shares of VISA Class B common stock. At the present time, these shares can only be sold to other Class B shareholders. As a result, there has generally been limited transfer activity in private transactions between buyers and sellers. Given the limited activity that we have become aware of  and the continuing uncertainty regarding the likelihood, ultimate timing and eventual exchange rate for Class B shares into Class A shares, we continue to carry these shares at zero, representing cost basis less impairment. However, given the current conversion ratio of 1.6228 Class A shares for every 1 Class B share and the closing price of VISA Class A shares on April 20, 2021 of $223.26 per share, our 12,566 Class B shares would have a current “value” of approximately $4.6 million. We continue to monitor Class B trading activity and the status of the resolution of certain litigation matters at VISA that would trigger the conversion of Class B common shares into Class A common shares, which would not have any trading restrictions.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

14.	Accumulated Other Comprehensive Income (Loss) (“AOCIL”)

A summary of changes in AOCIL follows:

	Unrealized Gains on Securities Available for Sale	Dispropor- tionate Tax Effects from Securities Available for Sale	Unrealized Losses on Cash Flow Hedges	Total
	(In thousands)

For the three months ended March 31, 2021
Balances at beginning of period	$15,822	$(5,798)	$-	$10,024
Other comprehensive loss before reclassifications	(6,805)	-	-	(6,805)
Amounts reclassified from AOCIL	1,119	-	-	1,119
Net current period other comprehensive loss	(5,686)	-	-	(5,686)
Balances at end of period	$10,136	$(5,798)	$-	$4,338

2020
Balances at beginning of period	$3,739	$(5,798)	$(1,727)	$(3,786)
Other comprehensive loss before reclassifications	(606)	-	(321)	(927)
Amounts reclassified from AOCIL	(200)	-	59	(141)
Net current period other comprehensive loss	(806)	-	(262)	(1,068)
Balances at end of period	$2,933	$(5,798)	$(1,989)	$(4,854)

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

A summary of reclassifications out of each component of AOCIL for the three months ended March 31 follows:

AOCIL Component	Amount Reclassified From AOCIL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2021
Unrealized gains on securities available for sale
	$1,416	Net gains on securities available for sale
	297	Income tax expense
	$1,119	Reclassifications, net of tax

2020
Unrealized gains on securities available for sale
	$253	Net gains on securities available for sale
	-	Net impairment loss recognized in earnings
	253	Total reclassifications before tax
	53	Income tax expense
	$200	Reclassifications, net of tax

Unrealized losses on cash flow hedges
	$75	Interest expense
	16	Income tax expense
	$59	Reclassification, net of tax

	$141	Total reclassifications for the period, net of tax

15.	Revenue from Contracts with Customers

We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. We derive the majority of our revenue from financial instruments and their related contractual rights and obligations which for the most part are excluded from the scope of this topic.  These sources of revenue that are excluded from the scope of this topic include interest income, net gains on mortgage loans, net gains on securities available for sale, mortgage loan servicing, net and bank owned life insurance and were approximately 88.4% and 85.1% of total revenues for the three month periods ending March 31, 2021 and 2020, respectively.

Material sources of revenue that are included in the scope of this topic include service charges on deposit accounts, other deposit related income, interchange income and investment and insurance commissions and are discussed in the following paragraphs.  Generally these sources of revenue are earned at the time the service is delivered or over the course of a monthly period and do not result in any contract asset or liability balance at any given period end.  As a result, there were no contract assets or liabilities recorded as of March 31, 2021 and December 31, 2020.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Interchange income: Interchange income primarily includes debit card interchange and network revenues.  Debit card interchange and network revenues are earned on debit card transactions conducted through payment networks such as MasterCard, NYCE and Accel. Interchange income is recognized concurrently with the delivery of services on a daily basis. Interchange and network revenues are presented gross of interchange expenses, which are presented separately as a component of non-interest expense.

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

Net (gains) losses on other real estate and repossessed assets:  We record a gain or loss from the sale of other real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  If we were to finance the sale of other real estate to the buyer, we would assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction is probable.  Once these criteria are met, the other real estate asset would be derecognized and the gain or loss on sale would be recorded upon the transfer of control of the property to the buyer.  There were no other real estate properties sold during the three month periods ending March 31, 2021 and 2020 that were financed by us.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Disaggregation of our revenue sources by attribute follows:

Three months ending March 31, 2021

	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$1,212	$-	$-	$-	$1,212
Account service charges	512	-	-	-	512
ATM fees	-	268	-	-	268
Other	-	198	-	-	198
Business
Overdraft fees	192	-	-	-	192
ATM fees	-	6	-	-	6
Other	-	89	-	-	89
Interchange income	-	-	3,049	-	3,049
Asset management revenue	-	-	-	383	383
Transaction based revenue	-	-	-	201	201

Total	$1,916	$561	$3,049	$584	$6,110

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$561
Investment and insurance commissions					584
Bank owned life insurance					139
Other					746
Total					$2,030

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

Leases are classified as operating or finance leases at the lease commencement date (we did not have any finance leases as of March 31, 2021).  Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term.  The ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of the lease payment over the lease term.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The cost components of our operating leases follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Operating lease cost	$423	$486
Variable lease cost	16	15
Short-term lease cost	14	7
Total	$453	$508

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities.

Supplemental balance sheet information related to our operating leases follows:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Lease right of use asset (1)	$7,268	$7,646
Lease liabilities (2)	$7,478	$7,868

Weighted average remaining lease term (years)	7.00	7.12
Weighted average discount rate	2.4%	2.4%

(1)	Included in Accrued income and other assets in our Condensed Consolidated Statements of Financial Condition.
(2)	Included in Accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition.

Maturity analysis of our lease liabilities at March 31, 2021 based on required contractual payments follows:

(In thousands)

Nine months ending December 31, 2021	$1,230
2022	1,489
2023	1,222
2024	815
2025	809
2026 and thereafter	2,529
Total lease payments	8,094
Less imputed interest	(616)
Total	$7,478

Index
ITEM  2.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Introduction. The following section presents additional information to assess the financial condition and results of operations of Independent Bank Corporation (“IBCP”), its wholly-owned bank, Independent Bank (the "Bank"), and their subsidiaries. This section should be read in conjunction with the Condensed Consolidated Financial Statements. We also encourage you to read our 2020 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC"). That report includes a list of risk factors that you should consider in connection with any decision to buy or sell our securities.

Overview. We provide banking services to customers located primarily in Michigan’s Lower Peninsula.  We also have two loan production offices in Ohio (Columbus and Fairlawn).  As a result, our success depends to a great extent upon the economic conditions in Michigan’s Lower Peninsula.

Recent Developments. On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic as a result of the global spread of the coronavirus illness. In response to the outbreak, federal and state authorities in the U.S. introduced various measures to try to limit or slow the spread of the virus, including travel restrictions, nonessential business closures, stay-at-home orders, and strict social distancing. As a result of the pandemic and related government measures, Michigan has experienced an increase in unemployment. On December 11, 2020, the U.S. Food and Drug Administration (FDA) issued its first emergency use authorization for a COVID-19 vaccine. Since that time, the FDA has issued other emergency use authorizations for additional vaccines, and the United States has seen a rapid increase in the number of individuals receiving vaccinations. The U.S. Centers for Disease Control and Prevention (CDC) states that widespread vaccinations may lead to greater immunity, which ultimately is expected to result in slowing the spread of the virus.

The COVID-19 pandemic, and the related government restrictions and guidance have had and continue to have a significant effect on us, our customers and the markets we serve. Our business, results of operations and financial condition may be adversely affected by a number of factors that could impact us and our customers, including but not limited to:

•	restrictions on activity and high levels of unemployment may cause increases in loan delinquencies, foreclosures and defaults;
•	increases in allowance for credit losses (“ACL”) may be necessary;
•	declines in collateral values may occur;
•	third party disruptions, including outages at network providers, on-line banking vendors and other suppliers;
•	increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity;
•	operational failures due to changes in our normal business practices necessitated by the pandemic and related governmental actions; and/or
•	key personnel or significant numbers of our employees being unable to work effectively, including because of illness or restrictions in connection with COVID-19.

Index
These factors may continue for a significant period of time. The spread of COVID-19 has caused us to modify many of our business practices. Currently, approximately 38% of our total employees are working remotely. We have also expanded sick and vacation time for certain employees. We may take further actions as may be required or as we determine to be prudent. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19. Similarly, while we hope vaccinations will lessen the impact of the virus on our business, there is still a significant degree of uncertainty with respect to the potential impact of widespread vaccinations.

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

It is against this backdrop that we discuss our results of operations and financial condition in 2021 as compared to earlier periods.

Results of Operations

Summary.  We recorded net income of $22.0 million and $4.8 million during the three months ended March 31, 2021 and 2020, respectively.  The increase in 2021 first quarter results as compared to 2020 primarily reflects increases in net interest income, non-interest income and a decrease in provision for credit losses that were partially offset by increases in non-interest expense and income tax expense.

Key performance ratios

	Three months ended March 31,
	2021	2020
Net income (annualized) to
Average assets	2.10%	0.54%
Average shareholders’ equity	23.51%	5.54%

Net income per common share
Basic	$1.01	$0.22
Diluted	1.00	0.21

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

Index
Our net interest income totaled $30.3 million during the first quarter of 2021, an increase of $0.1 million, or 0.3% from the year-ago period.  This increase primarily reflects a $697.0 million increase in average interest-earning assets that was partially offset by a 58 basis point decrease in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”).

The significant increases in average interest-earning assets for the three month period ended March 31, 2021 versus the comparable year period is primarily due to the deployment of funds from a substantial increase in deposits.

Interest and fees on loans include $2.1 million for the first quarter of 2021, of accretion of net loan fees on PPP loans.  No such accretion is included in the comparable prior year periods.  Interest and fees on loans also include $0.4 million and $0.3 million for the first quarter of 2021 and 2020, respectively, of accretion of the discount recorded on loans acquired in the April 2018 acquisition of Traverse City State Bank (“TCSB”).

Our net interest income is also impacted by our level of non-accrual loans. In the first  quarter of 2021, non-accrual loans averaged $7.6 million compared to $11.1 million in the first quarter of 2020. In addition, in the first quarter of 2021, we had net recoveries of $0.17 million of unpaid interest on loans placed on or taken off non-accrual or on loans previously charged-off compared to net recoveries of $0.16 million during the same period in 2020.

Index
Average Balances and Tax Equivalent Rates

	Three Months Ended
	March 31,
		2021			2020
	Average			Average
	Balance	Interest	Rate (2)	Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$2,827,335	$28,039	4.00%	$2,758,909	$31,688	4.61%
Tax-exempt loans (1)	6,677	84	5.10	7,861	97	4.96
Taxable securities	782,471	2,796	1.43	468,095	3,059	2.61
Tax-exempt securities (1)	311,147	1,770	2.28	59,300	490	3.31
Interest bearing cash	101,895	29	0.12	38,424	128	1.34
Other investments	18,427	188	4.14	18,359	238	5.21
Interest Earning Assets	4,047,952	32,906	3.27	3,350,948	35,700	4.28
Cash and due from banks	56,371			49,610
Other assets, net	149,971			165,271
Total Assets	$4,254,294			$3,565,829

Liabilities
Savings and interest bearing checking	$2,140,405	675	0.13	$1,615,589	1,930	0.48
Time deposits	339,872	581	0.69	594,871	2,770	1.87
Other borrowings	108,825	962	3.59	99,535	688	2.78
Interest Bearing Liabilities	2,589,102	2,218	0.35	2,309,995	5,388	0.94
Non-interest bearing deposits	1,218,534			855,838
Other liabilities	66,547			51,033
Shareholders’ equity	380,111			348,963
Total liabilities and shareholders’ equity	$4,254,294			$3,565,829

Net Interest Income		$30,688			$30,312

Net Interest Income as a Percent of Average Interest Earning Assets			3.05%			3.63%

(1)	Interest on tax-exempt loans and securities is presented on a fully tax equivalent basis assuming a marginal tax rate of 21%.

(2)	Annualized

Index
Reconciliation of Non-GAAP Financial Measures

	Three Months Ended
	March 31,
	2021	2020
	(Dollars in thousands)
Net Interest Margin, Fully Taxable
Equivalent ("FTE")

Net interest income	$30,284	$30,191
Add: taxable equivalent adjustment	404	121
Net interest income - taxable equivalent	$30,688	$30,312
Net interest margin (GAAP) (1)	3.01%	3.61%
Net interest margin (FTE) (1)	3.05%	3.63%

Provision for credit losses.  We adopted Financial Accounting Standards Board Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“CECL”) on January 1, 2021. The primary drivers of the decrease in provision for credit losses were a decrease in balances of loans at risk, a decrease in commercial watch credits and an improvement in the employment forecast that decreased the retail pooled reserve. See note #2 to the Condensed Consolidated Financial Statements included within this report for our discussion on CECL implementation.

The provision for credit losses was a credit of $0.5 million during the first quarter of 2021 compared to an expense of $6.7 million for three months ended March 31, 2020. The provision reflects our assessment of the ACL taking into consideration factors such as loan growth, loan mix, levels of non-performing and classified loans and loan net charge-offs.  While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors. In particular, the credit impact of the COVID-19 pandemic, and more specifically the periodic closing of various segments of the economy in order to contain it, may have a negative impact on our level of non-performing loans and assets in the future, but as of yet, the magnitude of that impact is undeterminable.  See “Portfolio Loans and asset quality” for a discussion of the various components of the ACL and their impact on the provision for credit losses in the first quarter of 2021.

Non-interest income.  Non-interest income is a significant element in assessing our results of operations. Non-interest income totaled $26.4 million during the first quarter of 2021 compared to $11.0 million in 2020.  Net gains on mortgage loan sales, as well as the change in mortgage loan servicing, net, were the key contributors to this increase.

Index
The components of non-interest income are as follows:

Non-Interest Income

	Three months ended
	March 31,
	2021	2020
	(In thousands)
Interchange income	$3,049	$2,457
Service charges on deposit accounts	1,916	2,591
Net gains on assets
Mortgage loans	12,828	8,840
Securities available for sale	1,416	253
Mortgage loan servicing, net	5,167	(5,300)
Investment and insurance commissions	583	513
Bank owned life insurance	139	270
Other	1,308	1,380
Total non-interest income	$26,406	$11,004

Interchange income increased $0.6 million on a comparative quarterly basis in 2021 as compared to 2020 due  to an increase in transaction volume.

Service charges on deposit accounts decreased on a comparative quarterly basis in 2021 as compared to 2020.  These decreases were principally due to a decrease in non-sufficient funds occurrences (and related fees) caused in part by the COVID-19 pandemic and reduced checking account activity.

Net gains on mortgage loans increased substantially in the first quarter of 2021 compared to the first quarter of 2020. Mortgage loan activity is summarized as follows:

Mortgage Loan Activity

	Three months ended
	March 31,
	2021	2020
	(Dollars in thousands)
Mortgage loans originated	$509,003	$311,078
Mortgage loans sold	377,418	262,260
Net gains on mortgage loans	12,828	8,840
Net gains as a percent of mortgage loans sold ("Loan Sales Margin")	3.40%	3.37%
Fair value adjustments included in the Loan Sales Margin	(0.98)	0.78

The increase in mortgage loans originated is due primarily to lower interest rates spurring higher mortgage loan refinance volumes. Mortgage loans sold increased due to a rise in mortgage loan refinance activity. This resulted in net gains on mortgage loans increasing in the first quarter of 2021 as compared to the first quarter of 2020.

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

Our Loan Sales Margin is impacted by several factors including competition and the manner in which the loan is sold. Net gains on mortgage loans are also impacted by recording fair value accounting adjustments.  Excluding these fair value accounting adjustments, the Loan Sales Margin would have been 4.38% and 2.59% in the first quarters of 2021 and 2020, respectively. The increase in the Loan Sales Margin (excluding fair value adjustments) in 2021 was generally due to a substantial widening of primary-to-secondary market pricing spreads as mortgage loan volumes dramatically increased.  Once mortgage loan volumes abate, we would expect our Loan Sales Margin to decline to more normal levels. The changes in the fair value accounting adjustments are primarily due to changes in the amount of commitments to originate mortgage loans for sale and changes in the loan sales margin.

Net gains on securities available for sale during the first quarter of 2021 totaled $1.4 million compared to $0.3 million during the first quarter of 2020. The significant increase during the first quarter of 2021 is primarily due to the divestiture of certain mortgage back securities. We recorded no net impairment losses in either 2021 or 2020 on securities available for sale.  See “Securities” below and note #3 to the Condensed Consolidated Financial Statements.

Mortgage loan servicing, net, generated a gain of $5.2 million and a loss $5.3 million in the first quarters of 2021 and 2020, respectively. The significant variances in mortgage loan servicing, net are primarily due to changes in the fair value of capitalized mortgage loan servicing rights associated with changes in mortgage loan interest rates and expected future prepayment levels.

This activity is summarized in the following table:

Mortgage Servicing Revenue

	Three months ended
	March 31,
	2021	2020
Mortgage loan servicing	(In thousands)
Revenue, net	$1,910	$1,673
Fair value change due to price	4,640	(5,931)
Fair value change due to pay-downs	(1,383)	(1,042)
Total	$5,167	$(5,300)

The significant variance in the fair value change due to price relates primarily to the increase in mortgage loan interest rates in the first quarter of 2021.  That increase decreased projected prepayment rates for mortgage loans serviced for others, leading to an increase in fair value.

Index
Activity related to capitalized mortgage loan servicing rights is as follows:

Capitalized Mortgage Loan Servicing Rights

	Three months ended
	March 31,
	2021	2020
	(In thousands)
Balance at beginning of period	$16,904	$19,171
Originated servicing rights capitalized	3,369	2,632
Change in fair value	3,257	(6,974)
Balance at end of period	$23,530	$14,829

At March 31, 2021 we were servicing approximately $3.1 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 3.64% and a weighted average service fee of approximately 25.7 basis points. Capitalized mortgage loan servicing rights at March 31, 2021 totaled $23.5 million, representing approximately 77 basis points on the related amount of mortgage loans serviced for others.

Investment and insurance commissions represent revenues generated on the sale or management of investments and insurance for our customers. Total investment and insurance commissions totaled $0.6 million and $0.5 million in the first quarter of 2021 and 2020, respectively.

Income from bank owned life insurance (“BOLI”) was $0.1 million in the first quarter of 2021 compared to $0.3 million in the first quarter of 2020. Our BOLI separate account is primarily invested in agency mortgage-backed securities. The decrease in the first quarter 2021 is due to a 0.86% decrease in the crediting rate from the prior year.  The crediting rate (on which the earnings are based) reflects the performance of the separate account.  The total cash surrender value of our BOLI was $55.3 million and $55.2 million at March 31, 2021 and December 31, 2020, respectively.

Other non-interest income decreased on a comparative quarterly basis in 2021 as compared to 2020.  Several categories of fees have been reduced in 2021 due to the impact of the COVID-19 pandemic on transaction volumes, including ATM fees.  In addition, we have elected to suspend certain electronic banking fees because of the COVID-19 pandemic and the increased need for our customers to access these channels.  Commercial loan swap fee income is also lower in 2021 as customers have not felt the need to execute such transactions given the low interest rate environment.

Non-interest expense.  Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure.

Non-interest expense increased by $1.3 million to $30.0 million in the first quarter of 2021 compared to the first quarter of 2020.

Index
The components of non-interest expense are as follows:

Non-Interest Expense

	Three months ended
	March 31,
	2021	2020
	(In thousands)
Compensation	$10,121	$10,703
Performance-based compensation	4,292	2,121
Payroll taxes and employee benefits	4,109	3,685
Compensation and employee benefits	18,522	16,509
Data processing	2,374	2,355
Occupancy, net	2,343	2,460
Furniture, fixtures and equipment	1,003	1,036
Interchange expense	948	859
Communications	881	803
Loan and collection	759	805
Legal and professional	499	393
Advertising	489	683
FDIC deposit insurance	330	370
Amortization of intangible assets	242	255
Conversion related expenses	218	56
Supplies	174	184
Correspondent bank service fees	100	99
Provision for loss reimbursement on sold loans	34	37
Costs (recoveries) related to unfunded lending commitments	(32)	119
Net (gains) losses on other real estate and repossessed assets	(180)	109
Other	1,317	1,587
Total non-interest expense	$30,021	$28,719

Compensation and employee benefits expenses, in total, increased $2.0 million on a quarterly comparative basis.

Compensation expense decreased by $0.6 million in the first quarter of 2021 compared to the first quarter of 2020. The comparative decreases in 2021 is primarily due to an increased level of compensation that was deferred as direct loan origination costs (due to higher loan origination volumes) that was partially offset by salary increases that were predominantly effective on January 1, 2021.

Performance-based compensation for the first quarter of 2021 increased by $2.2 million versus the same period in 2020, due primarily to a higher accrual for anticipated incentive compensation based on our estimated full-year performance as compared to goals.

Payroll taxes and employee benefits increased by $0.4 million in the first quarter of 2021, compared to the same period in 2020.  The quarterly comparative increase is due primarily to higher payroll taxes and our employer 401(k) match reflecting higher overall compensation levels in 2021, excluding deferred direct loan origination costs.

Index
Interchange expense primarily represents our third-party cost to process debit card transactions.  This cost increased in the first quarter of 2021 compared to the first quarter of 2020 due principally to changes in transaction volume and transaction channel mix.

Legal and professional fees increased by approximately $0.1 million in 2021 on a comparative quarterly basis, as compared to 2020.  This increase is due primarily to an increase in professional fees, title search fees and bank examination fees (due to an increase in our asset size).

Advertising expense decreased by approximately $0.2 million in 2021 on a comparative quarterly basis as compared to 2020. The 2021 comparative decrease is due primarily to a shift in advertising channels.

Conversion related expenses totaled $0.2 million and $0.1 million for the first quarter 2021 and 2020, respectively.  We are in the process of converting our core data processing system to a new system hosted by a new vendor.  The 2021 expenses represent costs incurred for assistance from our existing vendor and fees from consultants who are assisting us in this conversion. We currently expect that the conversion will be substantially complete by the end of the second quarter of 2021.

The provision for loss reimbursement on sold loans was an expense of $0.03 million and $0.04 million in the first quarter of 2021 and the first quarter of 2020, respectively. This provision represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae, Freddie Mac, Ginnie Mae and the Federal Home Loan Bank of Indianapolis).  The decrease in provision during the first quarter of 2021 as compared to the same period in 2020 is due primarily to lower loan defaults.  Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale.  The reserve for loss reimbursements on sold mortgage loans totaled $1.05 million and $1.02 million at March 31, 2021 and December 31, 2020, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition.

The changes in costs (recoveries) related to unfunded lending commitments are primarily impacted by changes in the amounts of such commitments to originate portfolio loans as well as (for commercial loan commitments) the grade (pursuant to our loan rating system) of such commitments.

Net (gains) losses on other real estate and repossessed assets primarily represent the gain or loss on the sale or additional write downs on these assets subsequent to the transfer of the asset from our loan portfolio. This transfer occurs at the time we acquire the collateral that secured the loan. At the time of acquisition, the other real estate or repossessed asset is valued at fair value, less estimated costs to sell, which becomes the new basis for the asset. Any write-downs at the time of acquisition are charged to the allowance for credit losses.

Other non-interest expenses decreased by $0.3 million in the first quarter of 2021, compared to the same period in 2020.  These decreases in 2020 are primarily due to a decline in travel and entertainment costs due to COVID-19 pandemic related travel restrictions as well as a reduction in deposit account and debit card related fraud costs.

Index
Income tax expense.  We recorded an income tax expense of $5.1 million and $1.0 million in the first quarters of 2021 and 2020, respectively.

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

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at both March 31, 2021 and 2020 and at December 31, 2020 that the realization of substantially all of our deferred tax assets continues to be more likely than not.

Financial Condition

Summary.  Our total assets increased by $222.4 million during the first quarter of 2021.  Loans, excluding loans held for sale, were $2.78 billion at March 31, 2021, compared to $2.73 billion at December 31, 2020.  Growth in commercial loans of $58.8 million and installment loans of $7.7 million were partially offset by a decline in mortgage loans of $15.9 million, due primarily to an increase in loan payoffs relative to new portfolio loan production.  (See "Portfolio Loans and asset quality.")

Deposits totaled $3.86 billion at March 31, 2021, an increase of $221.2 million from December 31, 2020.  The increase in deposits is primarily due to growth in non-interest bearing deposits, savings and interest bearing checking deposits and reciprocal deposits that were partially offset by a decline in time and brokered time deposits.

The increase in commercial loans in the first quarter of 2021 is due primarily to loans extended under the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”).  The increase in deposits is due in part to the significant liquidity that has been injected into the economy through government programs, such as the PPP, as well as by monetary actions by the Federal Reserve Bank, all in response to the COVID-19 pandemic.

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

Index
Securities

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available for sale	(in thousands)
March 31, 2021	$1,234,450	$16,935	$4,105	$1,247,280
December 31, 2020	1,052,132	21,431	1,404	1,072,159

Securities available for sale in unrealized loss positions are evaluated quarterly for impairment related to credit losses. For securities available for sale in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available for sale that do not meet this criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, adverse conditions specifically related to the security and the issuer and the impact of changes in market interest rates on the market value of the security, among other factors.  If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, net of applicable taxes. No ACL for securities available for sale was needed at March 31, 2021.

Sales of securities were as follows (See “Non-interest income.”):

Sales of Securities

	Three months ended
	March 31,
	2021	2020
	(in thousands)
Proceeds	$78,179	$21,743

Gross gains	1,464	253
Gross losses	48	-
Net impairment charges	-	-
Net gains	$1,416	$253

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

Index
We generally retain loans that may be profitably funded within established risk parameters. (See “Asset/liability management.”) As a result, we may hold adjustable-rate conventional and fixed rate jumbo mortgage loans as Portfolio Loans, while 15- and 30-year fixed-rate non-jumbo mortgage loans are generally sold to mitigate exposure to changes in interest rates. (See “Non-interest income.”) Due primarily to the expansion of our mortgage-banking activities and a change in mix in our mortgage loan originations, we are now originating and putting into Portfolio Loans more fixed rate mortgage loans as compared to past periods.  These fixed rate mortgage loans generally have terms from 15 to 30 years, do not have prepayment penalties and expose us to more interest rate risk.  To date, our interest rate risk profile has not changed significantly.  However, we are carefully monitoring this change in the composition of our Portfolio Loans and the impact of potential future changes in interest rates on our changes in market value of portfolio equity and changes in net interest income. (See “Asset/liability management.”).  As a result, we may add some longer-term borrowings, may utilize derivatives (interest rate swaps and interest rate caps) to manage interest rate risk and may continue to sell some fixed rate jumbo and other portfolio mortgage loans in the future.

The PPP, is a short-term, forgivable loan program primarily intended to help businesses impacted by COVID-19 to continue paying their employees.  Also see Part II, Item 1A. Risk Factors below regarding the PPP.

A short summary of the PPP is as follows:
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

Index
A summary of our participation in the PPP follows:

Paycheck Protection Program Volume

	March 31, 2021
	Amount (#)	Amount
	(Dollars in thousands)
Closed and outstanding	1,948	$234,174
Forgiveness applications submitted to the SBA	1,477	183,346
Fees accreted into interest income during the quarter	n/a	2,072
Unaccreted fees remaining at quarter-end	n/a	6,816
Average loan yield for the quarter	n/a	4.98%

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

In addition, Section 4013 of the CARES Act provides temporary relief from the accounting and reporting requirements for TDRs regarding certain loan modifications for our customers. Section 4013 specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. The provisions of Section 4013 were extended to the earlier of 60 days after the termination of the national emergency that was previously declared on March 13, 2020 or January 21, 2022 by the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act which was signed into law on December 27, 2020.

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

Index
A summary of accommodations as of March 31, 2021 follows:

Commercial and Retail Loan COVID-19 Accomodations

	Covid-19 Accomodations		Total	% of Total
Loan Category	Loans (#)	Loans ($)	Loans	Loans
		(Dollars in thousands)
Commercial	-	$-	$1,301,223	0.0%
Mortgage	111	15,263	999,982	1.5%
Installment	32	537	483,019	0.1%
Total	143	$15,800	$2,784,224	0.6%

Mortgage loans serviced for others(1)	205	$26,975	$3,072,491	0.9%

(1) We have delegated authority from all investors to grant these deferrals on their behalf.

A summary of our Portfolio Loans follows:

	March 31,	December 31,
	2021	2020
	(In thousands)
Real estate(1)
Residential first mortgages	$789,699	$792,762
Residential home equity and other junior mortgages	126,691	138,128
Construction and land development	233,189	232,693
Other(2)	673,772	669,150
Consumer	476,371	468,090
Commercial	480,568	429,011
Agricultural	3,934	3,844
Total loans	$2,784,224	$2,733,678

(1) Includes both residential and non-residential commercial loans secured by real estate.
(2) Includes loans secured by multi-family residential and non-farm, non-residential property.

Index
Non-performing assets (1)

	March 31,	December 31,
	2021	2020
	(Dollars in thousands)
Non-accrual loans	$7,548	$8,312
Loans 90 days or more past due and still accruing interest	-	-
Subtotal	7,548	8,312
Less: Government guaranteed loans	459	439
Total non-performing loans	7,089	7,873
Other real estate and repossessed assets	346	766
Total non-performing assets	$7,435	$8,639

As a percent of Portfolio Loans
Non-performing loans	0.25%	0.29%
Allowance for credit losses	1.68	1.30
Non-performing assets to total assets	0.17	0.21
Allowance for credit losses as a percent of non-performing loans	659.54	450.01

(1)  Excludes loans classified as "troubled debt restructured" that are not past due.

Troubled debt restructurings ("TDR")

	March 31, 2021
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDR's	$5,032	$34,679		$39,711
Non-performing TDR's (2)	1,105	1,459	(3)	2,564
Total	$6,137	$36,138		$42,275

	December 31, 2020
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDR's	$7,956	$36,385		$44,341
Non-performing TDR's (2)	1,148	1,584	(3)	2,732
Total	$9,104	$37,969		$47,073

(1)	Retail loans include mortgage and installment loan portfolio segments.
(2)	Included in non-performing assets table above.
(3)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

Index
Non-performing loans decreased by $0.8 million since year-end 2020 due to a decrease in non-performing mortgage loans. Our collection and resolution efforts have generally resulted in a stable trend in non-performing loans. However, the credit impact of the COVID-19 pandemic, and more specifically the periodic, government-mandated closing of various segments of the economy in order to contain it, may have a negative impact on the level of non-performing loans and assets in the future, but as yet, the magnitude of that impact is undeterminable.

Non-performing loans exclude performing loans that are classified as TDRs. Performing TDRs totaled $39.7 million, or 1.4% of total Portfolio Loans, and $44.3 million, or 1.6% of total Portfolio Loans, at March 31, 2021 and December 31, 2020, respectively. The decrease in the amount of performing TDRs in the first quarter of 2021 reflects a decrease in both commercial and retail performing TDRs.

Other real estate and repossessed assets totaled $0.3 million and $0.8 million at March 31, 2021 and December 31, 2020, respectively.

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.

The following tables reflect activity in our allowance for credit losses (“ACL”) on loans and ACL for unfunded lending commitments as well as the allocation of our ACL on loans.

Allowance for credit losses on loans and unfunded lending commitments

	Three months ended
	March 31,
	2021		2020
		Unfunded		Unfunded
	Loans	Commitments	Loans	Commitments
	(Dollars in thousands)
Balance at beginning of period	$35,429	$1,805	$26,148	$1,542
Additions (deductions)
Impact of adoption of ASC 326	11,574	1,469	-	-
Provision for credit losses (1)	(474)	-	6,721	-
Initial allowance on loans purchased with credit deterioration	134	-	-	-
Recoveries credited to allowance	548	-	399	-
Loans charged against the allowance	(456)	-	(773)	-
Additions (recoveries) included in non-interest expense	-	(32)	-	119
Balance at end of period	$46,755	$3,242	$32,495	$1,661

Net loans charged (recovered) against the allowance to average Portfolio Loans	(0.01)%		0.06%

(1)	Beginning January 1, 2021, calculation is based on CECL methodology. Prior to January 1, 2021, calculation was based on the probable incurred loss methodology.

Index
Allocation of the Allowance for Credit Losses (1)

	March 31,	January 1,
	2021	2021
	(Dollars in thousands)
Specific allocations	$2,171	$2,452
Pooled analysis allocations	29,786	30,796
Additional allocations based on subjective factors	14,798	13,889
Total	$46,755	$47,137

(1) January 1, 2021 includes impact of the adoption of CECL.

Beginning January 1, 2021, we calculated the ACL using the current expected credit losses methodology. As of January 1, 2021, we increased the ACL for loans by $11.7 million and increased the ACL for unfunded loan commitments by $1.5 million.

Some loans will not be repaid in full. Therefore, an ACL is maintained at a level which represents our best estimate of expected credit losses. Our ACL is comprised of three principal elements: (i) specific analysis of individual loans identified during the review of the loan portfolio, (ii) pooled analysis of loans with similar risk characteristics based on historical experience, adjusted for current conditions, R&S forecasts, and expected prepayments, and (iii) additional allowances based on subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or the general terms of the loan portfolios. See note #4 to the Condensed Consolidated Financial Statements included within this report for further discussion on the ACL.

While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.

The ACL decreased $0.4 million to $46.8 million at March 31, 2021 from $47.1 million at January 1, 2021 (CECL adoption date) and was equal to 1.68% of total Portfolio Loans at March 31, 2021.

Two of the three components of the ACL outlined above decreased during the first quarter of 2021. The ACL related to specific loans decreased $0.3 million during the first quarter of 2021 due primarily to a $3.3 million decrease in the amount of such loans.  The ACL related to pooled analysis of loans decreased $1.0 million due primarily to a $9.1 million decrease in the balance of such loans. The ACL related to subjective factors increased $0.9 million during the first quarter of 2021, due in part to the potential impact of the reported increase in COVID-19 cases in the State of Michigan.

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

Deposits totaled $3.86 billion and $3.64 billion at March 31, 2021 and December 31, 2020, respectively.  The increase in deposits is primarily due to growth in non-interest bearing deposits, savings and interest bearing checking deposits and reciprocal deposits that were partially offset by a decline in time and brokered time deposits.  Reciprocal deposits totaled $608.7 million and $556.2 million at March 31, 2021 and December 31, 2020, respectively. These deposits represent demand, money market and time deposits from our customers that have been placed through IntraFi Network.  This service allows our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.  The continued increase in reciprocal deposits is due in part to an automated sweep product that we introduced in mid-2018 as well as the marketing and sales efforts of our treasury management team.

We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be susceptible to outflow. At March 31, 2021, we had approximately $850.9 million of uninsured deposits. A reduction in core deposits would likely increase our need to rely on wholesale funding sources.

We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

Other borrowings, comprised primarily of advances from the FHLB, totaled $30.0 million at both March 31, 2021 and December 31, 2020, respectively.

As described above, we utilize wholesale funding, including federal funds purchased, FHLB and FRB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At March 31, 2021, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $641.6 million, or 16.5% of total funding (deposits and all borrowings, excluding subordinated debt and debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all.  Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.

Index
We historically employed derivative financial instruments to manage our exposure to changes in interest rates.  During the first quarter of 2021 and 2020, we entered into $7.6 million and $21.2 million (aggregate notional amounts), respectively, of interest rate swaps with commercial loan customers, which were offset with interest rate swaps that the Bank entered into with a broker-dealer. We recorded $0.09 million and $0.17 million of fee income related to these transactions during the first quarter of 2021 and 2020, respectively. See note #6 to the Condensed Consolidated Financial Statements included within this report for more information on our derivative financial instruments.

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

At March 31, 2021, we had $232.5 million of time deposits that mature in the next 12 months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $3.54 billion of our deposits at March 31, 2021, were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.

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

We also believe that the available cash on hand at the parent company (including time deposits) of approximately $49.7 million as of March 31, 2021 provides sufficient liquidity resources at the parent company to meet operating expenses, to make interest payments on the subordinated debt and debentures, and, along with dividends from the Bank, to pay projected cash dividends on our common stock.

Index
Effective management of capital resources is critical to our mission to create value for our shareholders. In addition to common stock, our capital structure also currently includes subordinated debt and cumulative trust preferred securities.

Capitalization

	March 31,	December 31,
	2021	2020
	(In thousands)
Subordinated debt	$39,300	$39,281
Subordinated debentures	39,541	39,524
Amount not qualifying as regulatory capital	(524)	(505)
Amount qualifying as regulatory capital	78,317	78,300
Shareholders’ equity
Common stock	335,704	339,353
Retained earnings	47,287	40,145
Accumulated other comprehensive income	4,338	10,024
Total shareholders’ equity	387,329	389,522
Total capitalization	$465,646	$467,822

In May 2020, we issued $40.0 million of fixed to floating subordinated notes with a ten year maturity and a five year call option.  The initial coupon rate is 5.95% fixed for five years and then floats at the Secured Overnight Financing Rate (“SOFR”) plus 5.825%.  These notes are presented in the Condensed Consolidated Statement of Financial Condition under the caption “Subordinated debt” and the March 31, 2021 balance of $39.3 million is net of remaining unamortized deferred issuance costs of approximately $0.7 million that are being amortized through the maturity date into interest expense on other borrowings and subordinated debt and debentures in our Condensed Consolidated Statement of Operations.

We currently have four special purpose entities with $39.5 million of outstanding cumulative trust preferred securities as of March 31, 2021.  These special purpose entities issued common securities and provided cash to our parent company that in turn issued subordinated debentures to these special purpose entities equal to the trust preferred securities and common securities. The subordinated debentures represent the sole asset of the special purpose entities. The common securities and subordinated debentures are included in our Condensed Consolidated Statements of Financial Condition.

The FRB has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at March 31, 2021 and December 31, 2020.

Common shareholders’ equity decreased to $387.3 million at March 31, 2021, from $389.5 million at December 31, 2020, due primarily to a $10.3 million reduction in capital related to the adoption of CECL, a $5.7 million decrease in our accumulated other comprehensive income, by share repurchases and cash dividend payments that were partially offset by net income. Our tangible common equity (“TCE”) totaled $355.0 million and $356.9 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 8.08% and 8.56% at March 31, 2021, and December 31, 2020, respectively.  TCE and the ratio of TCE to tangible assets are non-GAAP measures.  TCE represents total common equity less goodwill and other intangible assets.

Index
In December 2020, our Board of Directors authorized a 2021 share repurchase plan.  Under the terms of the 2021 share repurchase plan, we were authorized to buy back up 1,100,000, or approximately 5% of our outstanding common stock.  During the first three months of 2021, the Company repurchased 180,667 shares at a weighted average purchase price of $19.93 per share.

We pay a quarterly cash dividend on our common stock.  These dividends totaled $0.21 per share and $0.20 per share in the first quarters of 2021 and 2020, respectively. We generally favor a dividend payout ratio between 30% and 50% of net income.

As of March 31, 2021 and December 31, 2020, our Bank (and holding company) continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards (also see note #10 to the Condensed Consolidated Financial Statements included within this report).

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

Index
CHANGES IN MARKET VALUE OF PORTFOLIO EQUITY AND NET INTEREST INCOME

Change in Interest Rates	Market Value of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change
	(Dollars in thousands)
March 31, 2021
200 basis point rise	$526,600	1.37%	$134,700	4.66%
100 basis point rise	539,500	3.85	132,600	3.03
Base-rate scenario	519,500	-	128,700	-
100 basis point decline	460,200	(11.41)	122,800	(4.58)

December 31, 2020
200 basis point rise	$494,600	15.02%	$125,200	4.16%
100 basis point rise	483,200	12.37	123,700	2.91
Base-rate scenario	430,000	-	120,200	-
100 basis point decline	395,500	(8.02)	114,900	(4.41)

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

Critical Accounting Policies

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the ACL and capitalized mortgage loan servicing rights are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those that we have used could result in material changes in our consolidated financial position or results of operations.  We adopted CECL on January 1, 2021 which changed the way we calculate our ACL. See notes #2 and #4 to the Condensed Consolidated Financial Statements included within this report for further discussion on CECL. There was no material change to our critical accounting policy on capitalized mortgage loan servicing rights as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Index
Item 3.

Quantitative and Qualitative Disclosures about Market Risk

See applicable disclosures set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 under the caption “Asset/liability management.”

Item 4.

Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended March 31, 2021, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II

Item 1A.	Risk Factors

In addition to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the following risk factors apply to the Company:

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

The Governor of Michigan issued her first "stay home, stay safe" executive order effective March 24, 2020.  In general, that order and subsequent modifications required individuals in Michigan to stay at home or their place of residence, except for certain specified activities that were deemed necessary to sustain or protect life. That original executive order was amended several times and was later rescinded and replaced entirely by a series of "Safer at Home" executive orders, which generally extended certain social distancing restrictions, but lifted the requirement that individuals remain in their homes.  The series of "Safer at Home" orders, along with all other executive orders relating to the pandemic issued by Michigan's Governor after April 30, 2020, were then deemed unconstitutional by the Michigan Supreme Court on October 2, 2020.  Since then, the Michigan Department of Health and Human Services (MDHHS) has issued orders similar to the Governor's executive orders under authority granted to the MDHHS by the Michigan Public Health Code – a different statute than the law on which the Governor based her executive orders. Under the MDHHS' orders, social distancing restrictions remain in place; however, certain retail operations, restaurants and bars, and other businesses are permitted to conduct in-person operations, subject to capacity limitations and other workplace safety requirements. The degree to which businesses may resume operations varies based on the region of the state in which they are located. It is currently expected that various forms of state and local government restrictions similar to those described above will continue through the fourth quarter and perhaps beyond. As a result of these events, Michigan has experienced an increase in unemployment. On December 11, 2020, the U.S. Food and Drug Administration (FDA) issued its first emergency use authorization for a COVID-19 vaccine. Since that time, the FDA has issued other emergency use authorizations for additional vaccines, and the United States has seen a rapid increase in the number of individuals receiving vaccinations. The U.S. Centers for Disease Control and Prevention (CDC) states that widespread vaccinations may lead to greater immunity, which ultimately is expected to result in slowing the spread of the virus.

The COVID-19 pandemic and the related other government restrictions and guidance have had and continue to have a significant effect on us, our customers and the markets we serve. Our business, results of operations and financial condition may be adversely affected by a number of factors that could impact us and our customers, including but not limited to:

•	restrictions on activity and high levels of unemployment may cause increases in loan delinquencies, foreclosures and defaults;
•	increases in allowance for credit losses may be necessary;

Index
•	declines in collateral values may occur;
•	third party disruptions, including outages at network providers, on-line banking vendors and other suppliers;
•	increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity;
•	operational failures due to changes in our normal business practices necessitated by the pandemic and related governmental actions; and/or
•	key personnel or significant numbers of our employees being unable to work effectively, including because of illness or restrictions in connection with COVID-19.

These factors may continue for a significant period of time.

The spread of COVID-19 has caused us to modify many of our business practices.  Currently, approximately 38% of our total employees are working remotely.  We have also expanded sick and vacation time for certain employees.  We may take further actions as may be required or as we determine to be prudent.  There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19.  Similarly, while we hope vaccinations will lessen the impact of the virus on our business, there is still a significant degree of uncertainty with respect to the potential impact of widespread vaccinations.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), was signed into law which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria.  PPP loans are eligible for forgiveness, subject to numerous limitations. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes us to potential risks relating to noncompliance with the PPP. Since then, the SBA and U.S. Department of Treasury have provided additional guidance and clarity on the PPP through the issuance of over 20 interim final rules implementing the PPP.  On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. The PPP was then expanded by the Paycheck Protection Program and Health Care Enhancement Act in late April 2020, adding an additional $310 billion in funding while the Paycheck Protection Program Flexibility Act made certain changes to the PPP by allowing for more time to spend the funds and making it easier to get a loan fully forgiven.  The PPP initially closed on August 8, 2020 (“Round 1”). On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (‘‘Economic Aid Act’’) was signed into law which allocates an additional $284 billion in funding for the PPP (“Round 2”). The Economic Aid Act reopens the PPP through March 31, 2021 with generally the same terms and conditions as originally enacted under the CARES Act while clarifying eligibility and ineligibility for certain entities and expanding the permitted uses of PPP funds. In addition, the Economic Aid Act simplifies the loan forgiveness process for PPP loans of $150,000 or less. The Economic Aid Act also establishes second draw loans for entities that have already used the initial PPP funds, subject to numerous limitations and eligibility criteria. PPP Round 2 loans are eligible for forgiveness similar to Round 1 PPP loans, subject to limitations set forth in the Economic Aid Act.

Index
As of March 31, 2021, we had 1,948 PPP loans outstanding with a total balance of $234.2 million.

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

The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of the Company's common stock in lieu of fees otherwise payable to the director for his or her service as a director.  A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board.  Pursuant to this Plan, during the first quarter of 2021, the Company issued 374 shares of common stock to non-employee directors on a current basis and 4,692 shares of common stock to the trust for distribution to directors on a deferred basis.  These shares were issued on January 1, 2021 representing aggregate fees of $0.09 million. The shares on a current basis were issued at a price of $18.47 per share and the shares on a deferred basis were issued at a price of $16.62 per share, representing 90% of the fair value of the shares on the credit date.   The price per share was the consolidated closing bid price per share of the Company's common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules.  The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

The following table shows certain information relating to repurchases of common stock for the three-months ended March 31, 2021:

			Total Number of	Remaining
			Shares Purchased	Number of
			as Part of a	Shares Authorized
	Total Number of	Average Price	Publicly	for Purchase
Period	Shares Purchased (1)	Paid Per Share	Announced Plan	Under the Plan
January 2021	25,865	$19.88	-	1,100,000
February 2021	235,643	20.03	180,667	919,333
March 2021	1,579	21.52	-	919,333
Total	263,087	$20.02	180,667	919,333

(1)
January, February and March include 25,865 shares, 80 and 1,579 shares, respectively, withheld from the shares that would otherwise have been issued to certain officers in order to satisfy tax withholding obligations resulting from the vesting of restricted stock as well as satisfy tax withholding obligations and stock option exercise price resulting from the exercise of stock options. February also includes 54,896 shares of our common stock purchased in the open market by the Independent Bank Corporation Employee Stock Ownership Trust as part of our employee stock ownership plan.

Index
Item 6.	Exhibits

(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:
31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101.	INS Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.	SCH Inline XBRL Taxonomy Extension Schema Document
101.	CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101.	PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date	May 6, 2021	By	/s/ Gavin A. Mohr
Gavin A. Mohr, Principal Financial Officer

Date	May 6, 2021	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer