Form 10-Q
period 2021-06-30
INDEPENDENT BANK CORP /MI/
filed 2021-08-06
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2021

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
YES ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, no par value, 21,518,960 as of August 5, 2021.

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

Index

Part I - Item 1.	INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	June 30, 2021	December 31, 2020
	(Unaudited)
	(In thousands, except share amounts)
Assets
Cash and due from banks	$46,242	$56,006
Interest bearing deposits	23,012	62,699
Cash and Cash Equivalents	69,254	118,705
Securities available for sale	1,330,660	1,072,159
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	18,427	18,427
Loans held for sale, carried at fair value	59,752	92,434
Loans
Commercial	1,244,547	1,242,415
Mortgage	1,045,108	1,015,926
Installment	524,904	475,337
Total Loans	2,814,559	2,733,678
Allowance for credit losses (1)	(45,926)	(35,429)
Net Loans	2,768,633	2,698,249
Other real estate and repossessed assets, net	296	766
Property and equipment, net	36,507	36,127
Bank-owned life insurance	55,446	55,180
Capitalized mortgage loan servicing rights, carried at fair value	22,431	16,904
Other intangibles	3,821	4,306
Goodwill	28,300	28,300
Accrued income and other assets	67,745	62,456
Total Assets	$4,461,272	$4,204,013

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$1,298,282	$1,153,473
Savings and interest-bearing checking	1,699,463	1,526,465
Reciprocal	589,493	556,185
Time	272,305	287,402
Brokered time	2,923	113,830
Total Deposits	3,862,466	3,637,355
Other borrowings	30,005	30,012
Subordinated debt	39,319	39,281
Subordinated debentures	39,558	39,524
Accrued expenses and other liabilities	93,950	68,319
Total Liabilities	4,065,298	3,814,491
Commitments and contingent liabilities
Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 21,632,912 shares at June 30, 2021 and 21,853,800 shares at December 31, 2020	332,457	339,353
Retained earnings	55,101	40,145
Accumulated other comprehensive income	8,416	10,024
Total Shareholders’ Equity	395,974	389,522
Total Liabilities and Shareholders’ Equity	$4,461,272	$4,204,013

(1)	Beginning January 1, 2021, calculation is based on CECL methodology. Prior to January 1, 2021, calculation was based on the probable incurred loss methodology.

See notes to interim condensed consolidated financial statements (Unaudited)

Index

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
	(In thousands, except per share amounts)
Interest Income
Interest and fees on loans	$28,091	$29,863	$56,196	$61,627
Interest on securities available for sale
Taxable	3,656	2,847	6,452	5,906
Tax-exempt	1,544	793	2,928	1,183
Other investments	208	251	425	617
Total Interest Income	33,499	33,754	66,001	69,333
Interest Expense
Deposits	1,142	2,388	2,398	7,088
Other borrowings and subordinated debt and debentures	964	904	1,926	1,592
Total Interest Expense	2,106	3,292	4,324	8,680
Net Interest Income	31,393	30,462	61,677	60,653
Provision for credit losses (1)	(1,425)	5,188	(1,899)	11,909
Net Interest Income After Provision for Credit Losses	32,818	25,274	63,576	48,744
Non-interest Income
Interchange income	3,453	2,526	6,502	4,983
Service charges on deposit accounts	2,318	1,623	4,234	4,214
Net gains on assets
Mortgage loans	9,091	17,642	21,919	26,482
Securities available for sale	-	-	1,416	253
Mortgage loan servicing, net	(1,962)	(3,022)	3,205	(8,322)
Other	1,871	1,598	3,901	3,761
Total Non-interest Income	14,771	20,367	41,177	31,371
Non-interest Expense
Compensation and employee benefits	19,883	16,279	38,405	32,788
Occupancy, net	2,153	2,159	4,496	4,619
Data processing	2,576	1,590	4,950	3,945
Furniture, fixtures and equipment	1,034	1,090	2,037	2,126
Interchange expense	1,201	726	2,149	1,585
Communications	777	800	1,658	1,603
Loan and collection	859	756	1,618	1,561
Conversion related expenses	1,143	346	1,361	402
Advertising	164	364	653	1,047
Legal and professional	522	468	1,021	861
FDIC deposit insurance	307	430	637	800
Other	1,917	2,338	3,572	4,728
Total Non-interest Expense	32,536	27,346	62,557	56,065
Income Before Income Tax	15,053	18,295	42,196	24,050
Income tax expense	2,665	3,523	7,771	4,468
Net Income	$12,388	$14,772	$34,425	$19,582
Net Income Per Common Share
Basic	$0.57	$0.67	$1.58	$0.89
Diluted	$0.56	$0.67	$1.56	$0.88

(1)	Beginning January 1, 2021, calculation is based on CECL methodology. Prior to January 1, 2021, calculation was based on the probable incurred loss methodology.

See notes to interim condensed consolidated financial statements (Unaudited)

Index

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(Unaudited - In thousands)

Net income	$12,388	$14,772	$34,425	$19,582
Other comprehensive income (loss)
Securities available for sale
Unrealized gains (losses) arising during period	5,162	10,522	(619)	9,924
Change in unrealized gains and losses for which a portion of other than temporary impairment has been recognized in earnings	-	88	-	(81)
Reclassification adjustments for gains included in earnings	-	-	(1,416)	(253)
Unrealized gains (losses) recognized in other comprehensive income (loss) on securities available for sale	5,162	10,610	(2,035)	9,590
Income tax expense (benefit)	1,084	2,228	(427)	2,014
Unrealized gains (losses) recognized in other comprehensive income (loss) on securities available for sale, net of tax	4,078	8,382	(1,608)	7,576
Derivative instruments
Unrealized gains (losses) arising during period	-	78	-	(328)
Reclassification adjustment for expense recognized in earnings	-	261	-	336
Unrealized gains (losses) recognized in other comprehensive income (loss) on derivative instruments	-	339	-	8
Income tax expense	-	71	-	2
Unrealized gains recognized in other comprehensive income (loss) on derivative instruments, net of tax	-	268	-	6
Other comprehensive income (loss)	4,078	8,650	(1,608)	7,582
Comprehensive income	$16,466	$23,422	$32,817	$27,164

See notes to interim condensed consolidated financial statements (Unaudited)

Index

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2021	2020
	(Unaudited - In thousands)
Net Income	$34,425	$19,582
Adjustments to Reconcile Net Income to Net Cash From Operating Activities
Proceeds from sales of loans held for sale	708,526	637,682
Disbursements for loans held for sale	(653,925)	(625,106)
Provision for credit losses (1)	(1,899)	11,909
Deferred income tax benefit	(251)	(2,427)
Net deferred loan fees (costs)	(345)	7,433
Net depreciation, amortization of intangible assets and premiums and accretion of discounts on securities, and loans	6,279	4,124
Net gains on mortgage loans	(21,919)	(26,482)
Net gains on securities available for sale	(1,416)	(253)
Share based compensation	947	1,009
(Increase) decrease in accrued income and other assets	(9,205)	3,596
Increase in accrued expenses and other liabilities	5,381	12,886
Total Adjustments	32,173	24,371
Net Cash From Operating Activities	66,598	43,953
Cash Flow Used in Investing Activities
Proceeds from the sale of securities available for sale	81,178	36,593
Proceeds from maturities, prepayments and calls of securities available for sale	222,767	111,349
Purchases of securities available for sale	(546,621)	(447,645)
Proceeds from the maturity of interest bearing deposits - time	-	350
Purchase of Federal Home Loan Bank stock	-	(68)
Net increase in portfolio loans (loans originated, net of principal payments)	(79,241)	(181,765)
Proceeds from the sale of portfolio loans	-	2,395
Proceeds from bank-owned life insurance	-	945
Proceeds from the sale of other real estate and repossessed assets	854	262
Capital expenditures	(3,081)	(1,653)
Net Cash Used in Investing Activities	(324,144)	(479,237)
Cash Flow From Financing Activities
Net increase in total deposits	225,111	448,398
Net decrease in other borrowings	(7)	(25,004)
Proceeds from Federal Home Loan Bank Advances	-	239,254
Payments of Federal Home Loan Bank Advances	-	(252,910)
Proceeds from issuance of subordinated debt, net of issuance costs	-	39,277
Dividends paid	(9,166)	(8,855)
Proceeds from issuance of common stock	49	11
Repurchase of common stock	(7,285)	(13,784)
Share based compensation withholding obligation	(607)	(591)
Net Cash From Financing Activities	208,095	425,796
Net Decrease in Cash and Cash Equivalents	(49,451)	(9,488)
Cash and Cash Equivalents at Beginning of Period	118,705	65,304
Cash and Cash Equivalents at End of Period	$69,254	$55,816
Cash paid during the period for
Interest	$4,393	$9,126
Income taxes	8,659	-
Operating leases	867	936
Transfers to other real estate and repossessed assets	210	66
Purchase of securities available for sale not yet settled	23,825	2,450
Securitization of portfolio loans	-	26,325
Right of use assets obtained in exchange for lease obligations	-	116

(1)	Beginning January 1, 2021, calculation is based on CECL methodology. Prior to January 1, 2021, calculation was based on the probable incurred loss methodology.

See notes to interim condensed consolidated financial statements (Unaudited)

Index

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(Dollars in thousands, except per share amounts)
Balances at April 1, 2021	$335,704	$47,287	$4,338	$387,329
Net income, three months ended June 30, 2021	-	12,388	-	12,388
Cash dividends declared, $0.21 per share	-	(4,574)	-	(4,574)
Repurchase of 163,338 shares of common stock	(3,684)	-	-	(3,684)
Issuance of 18,400 shares of common stock	30	-	-	30
Share based compensation (issuance of 8,871 shares of common stock)	505	-	-	505
Share based compensation withholding obligation (withholding of 4,755 shares of common stock)	(98)	-	-	(98)
Other comprehensive income	-	-	4,078	4,078
Balances at June 30, 2021	$332,457	$55,101	$8,416	$395,974

Balances at April 1, 2020	$338,528	$1,944	$(4,854)	$335,618
Net income, three months ended June 30, 2020	-	14,772	-	14,772
Cash dividends declared, $0.20 per share	-	(4,378)	-	(4,378)
Issuance of 350 shares of common stock	-	-	-	-
Share based compensation (issuance of zero shares of common stock)	462	-	-	462
Share based compensation withholding obligation (withholding of 156 shares of common stock)	(1)	-	-	(1)
Other comprehensive income	-	-	8,650	8,650
Balances at June 30, 2020	$338,989	$12,338	$3,796	$355,123

Balances at January 1, 2021	$339,353	$40,145	$10,024	$389,522
Adoption of ASU 2016-13	-	(10,303)	-	(10,303)
Balances at January 1, 2021, as adjusted	339,353	29,842	10,024	379,219
Net income, six months ended June 30, 2021	-	34,425	-	34,425
Cash dividends declared, $0.42 per share	-	(9,166)	-	(9,166)
Repurchase of 344,005 shares of common stock	(7,285)	-	-	(7,285)
Issuance of 37,450 shares of common stock	49	-	-	49
Share based compensation (issuance of 117,946 shares of common stock)	947	-	-	947
Share based compensation withholding obligation (withholding of 32,279 shares of common stock)	(607)	-	-	(607)
Other comprehensive income	-	-	(1,608)	(1,608)
Balances at June 30, 2021	$332,457	$55,101	$8,416	$395,974

Balances at January 1, 2020	$352,344	$1,611	$(3,786)	$350,169
Net income, six months ended June 30, 2020	-	19,582	-	19,582
Cash dividends declared, $0.40 per share	-	(8,855)	-	(8,855)
Repurchase of 678,929 shares of common stock	(13,784)	-	-	(13,784)
Issuance of 11,917 shares of common stock	11	-	-	11
Share based compensation (issuance of 93,882 shares of common stock)	1,009	-	-	1,009
Share based compensation withholding obligation (withholding of 28,330 shares of common stock)	(591)	-	-	(591)
Other comprehensive income	-	-	7,582	7,582
Balances at June 30, 2020	$338,989	$12,338	$3,796	$355,123

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of June 30, 2021 and December 31, 2020, and the results of operations for the three and six-month periods ended June 30, 2021 and 2020.  The results of operations for the three and six-month periods ended June 30, 2021, are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made in the prior period condensed consolidated financial statements to conform to the current period presentation.  Our critical accounting policies include the determination of the allowance for credit losses (“ACL”) and the valuation of capitalized mortgage loan servicing rights.  Refer to our 2020 Annual Report on Form 10-K for a disclosure of our accounting policies.

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

.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3.	Securities

Securities available for sale consist of the following:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
June 30, 2021
U.S. agency	$8,355	$245	$4	$8,596
U.S. agency residential mortgage-backed	364,072	3,185	1,890	365,367
U.S. agency commercial mortgage-backed	18,829	197	16	19,010
Private label mortgage-backed	67,976	1,329	41	69,264
Other asset backed	193,509	1,743	26	195,226
Obligations of states and political subdivisions	509,250	10,499	533	519,216
Corporate	148,205	3,570	172	151,603
Trust preferred	1,973	-	106	1,867
Foreign government	499	12	-	511
Total	$1,312,668	$20,780	$2,788	$1,330,660

December 31, 2020
U.S. agency	$10,456	$305	$13	$10,748
U.S. agency residential mortgage-backed	340,224	4,951	593	344,582
U.S. agency commercial mortgage-backed	6,869	326	-	7,195
Private label mortgage-backed	41,429	1,539	139	42,829
Other asset backed	252,596	1,796	211	254,181
Obligations of states and political subdivisions	315,780	8,691	178	324,293
Corporate	82,307	3,807	97	86,017
Trust preferred	1,971	-	173	1,798
Foreign government	500	16	-	516
Total	$1,052,132	$21,431	$1,404	$1,072,159

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our investments’ gross unrealized losses and fair values aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

June 30, 2021
U.S. agency	$-	$-	$1,491	$4	$1,491	$4
U.S. agency residential mortgage-backed	144,894	1,830	6,617	60	151,511	1,890
U.S. agency commercial mortgage-backed	2,892	16	-	-	2,892	16
Private label mortgage-backed	5,574	27	1,426	14	7,000	41
Other asset backed	10,466	15	1,697	11	12,163	26
Obligations of states and political subdivisions	60,954	533	-	-	60,954	533
Corporate	20,313	164	547	8	20,860	172
Trust preferred	-	-	1,867	106	1,867	106
Total	$245,093	$2,585	$13,645	$203	$258,738	$2,788

December 31, 2020
U.S. agency	$1,469	$3	$2,329	$10	$3,798	$13
U.S. agency residential mortgage-backed	96,839	592	83	1	96,922	593
Private label mortgage-backed	11,838	95	2,050	44	13,888	139
Other asset backed	7,142	25	21,197	186	28,339	211
Obligations of states and political subdivisions	28,957	177	800	1	29,757	178
Corporate	1,924	97	-	-	1,924	97
Trust preferred	-	-	1,798	173	1,798	173
Total	$148,169	$989	$28,257	$415	$176,426	$1,404

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Securities available for sale in unrealized loss positions are evaluated quarterly for impairment related to credit losses. For securities available for sale in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available for sale that do not meet this criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, adverse conditions specifically related to the security and the issuer and the impact of changes in market interest rates on the market value of the security, among other factors.  If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss), net of applicable taxes. No ACL for securities available for sale was needed at June 30, 2021.  Accrued interest receivable on securities available for sale totaled $5.4 million at June 30, 2021 and is excluded from the estimate of credit losses.

U.S. agency, U.S. agency residential mortgage-backed and U.S. agency commercial mortgage-backed securities — at June 30, 2021, we had 12 U.S. agency, 47 U.S. agency residential mortgage-backed and eight U.S. agency commercial mortgage-backed securities whose fair value is less than amortized cost. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses.  The unrealized losses are largely attributed to widening spreads to Treasury bonds and/or an increase in interest rates since acquisition.

Private label mortgage backed, other asset backed and corporate securities — at June 30, 2021, we had 14 private label mortgage backed, 17 other asset backed and 19 corporate securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and/or an increase in interest rates since acquisition.

Obligations of states and political subdivisions — at June 30, 2021, we had 116 municipal securities whose fair value is less than amortized cost. The unrealized losses are primarily due to an increase in interest rates since acquisition.

Trust preferred securities — at June 30, 2021, we had two trust preferred securities whose fair value is less than amortized cost. Both of our trust preferred securities are single issue securities issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities has suffered from credit spread widening. One of the securities is rated by a major rating agency as investment grade while the other one is non-rated. The non-rated issue is a relatively small bank and was never rated. The issuer of this non-rated trust preferred security, which had a total amortized cost of $1.0 million and total fair value of $0.91 million as of June 30, 2021, continues to have satisfactory credit metrics and make interest payments.

At June 31, 2021 management does not intend to liquidate any of the securities discussed above and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses.

We recorded no credit related charges in our Condensed Consolidated Statements of Operations related to securities available for sale during the six month periods ended June 30, 2021 and 2020, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The amortized cost and fair value of securities available for sale at June 30, 2021, by contractual maturity, follow:

	Amortized Cost	Fair Value
	(In thousands)
Maturing within one year	$15,770	$16,080
Maturing after one year but within five years	112,878	116,373
Maturing after five years but within ten years	165,791	171,342
Maturing after ten years	373,843	377,998
	668,282	681,793
U.S. agency residential mortgage-backed	364,072	365,367
U.S. agency commercial mortgage-backed	18,829	19,010
Private label mortgage-backed	67,976	69,264
Other asset backed	193,509	195,226
Total	$1,312,668	$1,330,660

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

Gains and losses realized on the sale of securities available for sale are determined using the specific identification method and are recognized on a trade-date basis.  A summary of proceeds from the sale of securities available for sale and gains and losses for the six month periods ending June 30, follows:

		Realized
	Proceeds	Gains	Losses
	(In thousands)
2021	$81,178	$1,466	$50
2020	36,593	253	-

4.	Loans

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The first ACL element (specific allocations) includes loans that do not share similar risk characteristics and are evaluated on an individual basis. We will typically evaluate on an individual basis loans that are on nonaccrual, commercial loans designated as a TDR, or mortgage and installment TDR loans with a rate concession. When we determine that foreclosure is probable or when repayment is expected to be provided substantially through the operation or sale of underlying collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for estimated selling costs. For loans evaluated on an individual basis that are not determined to be collateral dependent, a discounted cash flow analysis is performed to determine expected credit losses.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

An analysis of the allowance for credit losses by portfolio segment for the three months ended June 30, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2021
Balance at beginning of period	$9,530	$18,448	$3,979	$14,798	$46,755
Additions (deductions)
Provision for credit losses	(946)	340	(219)	(600)	(1,425)
Recoveries credited to the allowance	510	169	207	-	886
Loans charged against the allowance	-	(24)	(266)	-	(290)
Balance at end of period	$9,094	$18,933	$3,701	$14,198	$45,926

2020
Balance at beginning of period	$10,212	$7,416	$1,258	$13,609	$32,495
Additions (deductions)
Provision for credit losses (1)	1,461	(130)	175	3,682	5,188
Recoveries credited to the allowance	1,058	90	207	-	1,355
Loans charged against the allowance	(4,000)	(115)	(423)	-	(4,538)
Balance at end of period	$8,731	$7,261	$1,217	$17,291	$34,500

(1)	Beginning January 1, 2021, calculation is based on CECL methodology. Prior to January 1, 2021, calculation was based on the probable incurred loss methodology.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
An analysis of the allowance for credit losses by portfolio segment for the six months ended June 30, follows (1):

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2021
Balance at beginning of period	$7,401	$6,998	$1,112	$19,918	$35,429
Additions (deductions)
Impact of adoption of ASC 326	2,551	12,000	3,052	(6,029)	11,574
Provision for credit losses	(1,622)	(280)	(306)	309	(1,899)
Initial allowance on loans purchased with credit deterioration	95	18	21	-	134
Recoveries credited to the allowance	669	381	384	-	1,434
Loans charged against the allowance	-	(184)	(562)	-	(746)
Balance at end of period	$9,094	$18,933	$3,701	$14,198	$45,926

2020
Balance at beginning of period	$7,922	$8,216	$1,283	$8,727	$26,148
Additions (deductions)
Provision for credit losses (1)	3,679	(638)	304	8,564	11,909
Recoveries credited to the allowance	1,166	207	381	-	1,754
Loans charged against the allowance	(4,036)	(524)	(751)	-	(5,311)
Balance at end of period	$8,731	$7,261	$1,217	$17,291	$34,500

(1)	Beginning January 1, 2021, calculation is based on CECL methodology. Prior to January 1, 2021, calculation was based on the probable incurred loss methodology.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	June 30, 2021
	Non- Accrual	Non-Accrual				December 31, 2020
	with no Allowance for Credit Loss	with an Allowance for Credit Loss	Total Non-Accrual	90+ and Still Accruing	Total Non-Performing Loans	Total Non-Performing Loans (1)
			(In thousands)
Commercial
Commercial and industrial (2)	$-	$189	$189	$-	$189	$1,387
Commercial real estate	-	-	-	-	-	-
Mortgage
1-4 family owner occupied - jumbo	619	-	619	-	619	623
1-4 family owner occupied - non-jumbo (3)	104	1,602	1,706	-	1,706	2,281
1-4 family non-owner occupied	174	701	875	-	875	1,112
1-4 family - 2nd lien	186	919	1,105	14	1,119	1,344
Resort lending	-	248	248	-	248	607
Installment
Boat lending	-	110	110	-	110	52
Recreational vehicle lending	-	54	54	-	54	74
Other	-	198	198	-	198	393
Total	$1,083	$4,021	$5,104	$14	$5,118	$7,873

Accrued interest excluded from total	$-	$-	$-	$-	$-	$-

(1)	Non-performing loans at December 31, 2020 exclude PCI loans.
(2)	Non-performing commercial and industrial loans exclude $0.053 million of government guaranteed loans at both June 30, 2021 and December 31, 2020.
(3)	Non-performing 1-4 family owner occupied – non jumbo loans exclude $0.374 million and $0.386 million of government guaranteed loans at June 30, 2021 and December 31, 2020, respectively.

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

The amortized cost of collateral-dependent loans by class follows:

	Collateral Type
	Real Estate	Other	Allowance for Credit Losses
	(In thousands)
June 30, 2021
Commercial
Commercial and industrial	$104	$667	251
Commercial real estate	136	-	31
Mortgage
1-4 family owner occupied - jumbo	619	-	-
1-4 family owner occupied - non-jumbo	982	-	313
1-4 family non-owner occupied	396	-	79
1-4 family - 2nd lien	446	-	93
Resort lending	248	-	34
Installment
Boat lending	-	56	20
Recreational vehicle lending	-	30	11
Other	11	135	52
Total	$2,942	$888	$884

Accrued interest excluded from total	$1	$1

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
An aging analysis of loans by class follows:

	Loans Past Due				Loans not	Total
	30-59 days	60-89 days	90+ days	Total	Past Due	Loans
	(In thousands)
June 30, 2021
Commercial
Commercial and industrial	$52	$-	$110	$162	$673,592	$673,754
Commercial real estate	-	-	-	-	570,793	570,793
Mortgage
1-4 family owner occupied - jumbo	-	-	619	619	482,670	483,289
1-4 family owner occupied - non-jumbo	1,017	269	616	1,902	249,216	251,118
1-4 family non-owner occupied	383	96	396	875	168,307	169,182
1-4 family - 2nd lien	416	21	397	834	86,771	87,605
Resort lending	-	220	248	468	53,446	53,914
Installment
Boat lending	601	24	24	649	228,044	228,693
Recreational vehicle lending	540	46	27	613	201,332	201,945
Other	312	64	135	511	93,755	94,266
Total	$3,321	$740	$2,572	$6,633	$2,807,926	$2,814,559

Accrued interest excluded from total	$37	$16	$-	$53	$7,735	$7,788

December 31, 2020
Commercial
Commercial and industrial	$5,003	$131	$70	$5,204	$671,115	$676,319
Commercial real estate	2,600	-	-	2,600	567,032	569,632
Mortgage
1-4 family owner occupied - jumbo	761	-	623	1,384	438,794	440,178
1-4 family owner occupied - non-jumbo	1,888	453	502	2,843	264,730	267,573
1-4 family non-owner occupied	1,184	139	476	1,799	157,977	159,776
1-4 family - 2nd lien	710	228	732	1,670	92,860	94,530
Resort lending	32	195	358	585	57,462	58,047
Installment
Boat lending	95	101	-	196	207,317	207,513
Recreational vehicle lending	207	37	48	292	169,282	169,574
Other	337	162	199	698	98,737	99,435
Total recorded investment	$12,817	$1,446	$3,008	$17,271	$2,725,306	$2,742,577
Accrued interest included in recorded investment	$147	$22	$-	$169	$8,730	$8,899

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Average recorded investment in and interest income earned on impaired loans by class follows (1):

	Three months ended June 30, 2020		Six months ended June 30, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related ACL recorded:	(In thousands)
Commercial
Commercial and industrial	$84	$1	$142	$2
Commercial real estate	-	-	199	-
Mortgage
1-4 family owner occupied - jumbo	316	-	211	-
1-4 family owner occupied - non-jumbo	482	1	392	4
1-4 family non-owner occupied	355	3	308	3
1-4 family - 2nd lien	374	-	385	-
Resort lending	77	-	51	-
Installment
Boat lending	-	-	-	-
Recreational vehicle lending	-	-	-	-
Other	-	-	-	-
	1,688	5	1,688	9
With an a ACL recorded:
Commercial
Commercial and industrial	2,409	29	2,158	67
Commercial real estate	15,988	288	12,887	511
Mortgage
1-4 family owner occupied - jumbo	1,187	11	1,273	28
1-4 family owner occupied - non-jumbo	22,249	273	18,220	624
1-4 family non-owner occupied	4,774	52	4,837	118
1-4 family - 2nd lien	694	2	5,149	6
Resort lending	11,554	92	11,739	233
Installment
Boat lending	74	-	49	-
Recreational vehicle lending	110	-	73	1
Other	2,546	35	2,672	76
	61,585	782	59,057	1,664
Total
Commercial
Commercial and industrial	2,493	30	2,300	69
Commercial real estate	15,988	288	13,086	511
Mortgage
1-4 family owner occupied - jumbo	1,503	11	1,484	28
1-4 family owner occupied - non-jumbo	22,731	274	18,612	628
1-4 family non-owner occupied	5,129	55	5,145	121
1-4 family - 2nd lien	1,068	2	5,534	6
Resort lending	11,631	92	11,790	233
Installment
Boat lending	74	-	49	-
Recreational vehicle lending	110	-	73	1
Other	2,546	35	2,672	76
Total	$63,273	$787	$60,745	$1,673

(1)	Beginning January 1, 2021, calculation is based on CECL methodology. Prior to January 1, 2021, calculation was based on the probable incurred loss methodology.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance.

TDRs follow:

	June 30, 2021
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDRs	$4,948	$34,561		$39,509
Non-performing TDRs (2)	-	1,165	(3)	1,165
Total	$4,948	$35,726		$40,674

	December 31, 2020
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDRs	$7,956	$36,385		$44,341
Non-performing TDRs (2)	1,148	1,584	(3)	2,732
Total	$9,104	$37,969		$47,073

(1)	Retail loans include mortgage and installment loan portfolio segments.
(2)	Included in non-performing loans table above.
(3)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

We allocated $4.1 million and $4.8 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDR”) at June 30, 2021 and December 31, 2020, respectively.

During the six months ended June 30, 2020, the terms of certain loans were modified as TDRs (there were no TDR modifications during the six months ended June 30, 2021). The modification of the terms of such loans generally included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for a new loan with similar risk; or a permanent reduction of the recorded investment in the loan.

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

There have been no TDR modifications in 2021 and consequently no impact on the allowance for credit losses and no charge offs during the three- or six months ended June 30, 2021.

The TDR modifications described above for 2020 decreased the allowance for credit losses by $0.02 million and resulted in zero charge offs during the three months ended June 30, 2020, and increased the allowance for credit losses by $0.20 million and resulted in zero charge offs during the six months ended June 30, 2020.

There were no TDRs that subsequently defaulted within twelve months following the modification during the three and six months periods ended June 30, 2021 and 2020.

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

A summary of accommodations entered into under this guidance as of June 30, 2021 follows:

Commercial and Retail Loan COVID-19 Accomodations

	Covid-19 Accomodations		Total	% of Total
Loan Category	Loans (#)	Loans ($)	Loans	Loans
		(Dollars in thousands)
Commercial	-	$-	$1,244,547	0.0%
Mortgage	82	12,416	1,045,108	1.2%
Installment	18	327	524,904	0.1%
Total	100	$12,743	$2,814,559	0.5%
Mortgage loans serviced for others(1)	150	$20,231	$3,142,812	0.6%

1)	We have delegated authority from all investors to grant these deferrals on their behalf.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Information on subsequent accommodation extensions follows:

Commercial and Retail Loan COVID-19 Subsequent Accomodations (1)

Loan Category	Loans (#)	Loans ($)
	(Dollars in thousands)
Commercial	-	$-
Mortgage	65	8,157
Installment	14	289
Total	79	$8,446

1)	Subsequent accommodations are extensions of the original accommodations that were given as summarized in the paragraph above.

The CARES Act also included an initial $349 billion loan program administered through the U.S. Small Business Administration (“SBA”) referred to as the PPP. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to numerous limitations and eligibility criteria. We are participating as a lender in the PPP. The PPP opened on April 3, 2020 intending to provide American small businesses with eight weeks of cash-flow assistance through 100 percent federally guaranteed loans through the SBA. In late April 2020 the Paycheck Protection Program and Health Care Enhancement Act, added another $310 billion in funding while the Paycheck Protection Program Flexibility Act made certain changes to the program, by allowing for more time to spend the funds, and making it easier to get a loan fully forgiven. The PPP initially closed on August 8, 2020 (“Round 1”). On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (‘‘Economic Aid Act’’) was signed into law which allocated an additional $284 billion in funding for the PPP (“Round 2”). The Economic Aid Act reopened the PPP through March 31, 2021 with generally the same terms and conditions as originally enacted under the CARES Act while clarifying eligibility and ineligibility for certain entities and expanding the permitted uses of PPP funds. In addition, the Economic Aid Act simplified the loan forgiveness process for PPP loans of $150,000 or less. The Economic Aid Act also established second draw loans for entities that had already used the initial PPP funds, subject to numerous limitations and eligibility criteria. PPP Round 2 loans are eligible for forgiveness similar to Round 1 PPP loans, subject to limitations set forth in the Economic Aid Act.  Round 2 closed on May 31, 2021.

The following table summarizes PPP loans outstanding:
Paycheck Protection Program

	As of June 30, 2021		As of December 31, 2020
	Amount (#)	Amount	Amount (#)	Amount
	(Dollars in thousands)		(Dollars in thousands)
Closed and outstanding - Round 1 loans	298	$42,315	1,483	$169,782
Closed and outstanding - Round 2 loans	1,409	129,573	-	-
Total closed and outstanding	1,707	$171,888	1,483	$169,782
Unaccreted net fees remaining at period end		$5,810		$3,216

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
PPP loans are included in the commercial and industrial class of the commercial loan portfolio segment. As these loans are 100% guaranteed through the SBA the allowance for credit losses recorded on these loans is zero.  Interest and fees on loans in our condensed consolidated statement of operations includes $1.8 million and $3.9 million during the three and six month periods ended June 30, 2021, related to the accretion of net loan fees on PPP loans. Accretion of net loan fees on PPP loans was $1.0 million in both three and six month periods in 2020.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table summarizes loan ratings by loan class for our commercial portfolio loan segment as of June 30, 2021:

	Commercial
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
	(In thousands)
June 30, 2021
Commercial and industrial
Non-watch (1-6)	$160,401	$114,729	$63,354	$52,377	$46,861	$101,907	$108,991	$648,620
Watch (7-8)	30	117	848	3,954	2,646	9,836	5,256	22,687
Substandard Accrual (9)	-	-	1,239	282	-	684	-	2,205
Non-Accrual (10-11)	-	132	-	-	-	110	-	242
Total	$160,431	$114,978	$65,441	$56,613	$49,507	$112,537	$114,247	$673,754
Accrued interest excluded from total	$481	$652	$111	$254	$118	$295	$189	$2,100

Commercial real estate
Non-watch (1-6)	$47,775	$53,528	$107,034	$87,569	$44,269	$191,347	$34,913	$566,435
Watch (7-8)	-	-	386	388	191	1,040	-	2,005
Substandard Accrual (9)	-	-	-	1,220	1,133	-	-	2,353
Non-Accrual (10-11)	-	-	-	-	-	-	-	-
Total	$47,775	$53,528	$107,420	$89,177	$45,593	$192,387	$34,913	$570,793
Accrued interest excluded from total	$56	$80	$213	$188	$107	$370	$57	$1,071

Total Commercial
Non-watch (1-6)	$208,176	$168,257	$170,388	$139,946	$91,130	$293,254	$143,904	$1,215,055
Watch (7-8)	30	117	1,234	4,342	2,837	10,876	5,256	24,692
Substandard Accrual (9)	-	-	1,239	1,502	1,133	684	-	4,558
Non-Accrual (10-11)	-	132	-	-	-	110	-	242
Total	$208,206	$168,506	$172,861	$145,790	$95,100	$304,924	$149,160	$1,244,547
Accrued interest excluded from total	$537	$732	$324	$442	$225	$665	$246	$3,171

The following table summarizes loan ratings by loan class for our commercial portfolio loan segment as of December 31, 2020:

	Commercial
	Non-watch 1-6	Watch 7-8	Substandard Accrual 9	Non- Accrual 10-11	Total
			(In thousands)
December 31, 2020
Commercial and industrial	$637,826	$32,765	$4,341	$1,387	$676,319
Commercial real estate	561,382	5,978	2,272	-	569,632
Total	$1,199,208	$38,743	$6,613	$1,387	$1,245,951
Accrued interest included in total	$3,408	$105	$23	$-	$3,536

For each of our mortgage and installment portfolio segment classes, we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated semi-annually.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables summarize credit scores by loan class for our mortgage and installment loan portfolio segments at June 30, 2021:

	Mortgage (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
	(In thousands)
June 30, 2021
1-4 family owner occupied - jumbo
_800 and above	$13,200	$29,651	$10,170	$3,004	$3,039	$1,051	$-	$60,115
_750-799	88,565	97,242	40,772	12,265	15,456	4,004	-	258,304
_700-749	31,225	29,810	16,476	8,562	13,558	5,387	-	105,018
_650-699	4,979	13,876	10,971	6,654	8,905	2,505	-	47,890
_600-649	-	1,463	2,808	-	2,014	1,694	-	7,979
_550-599	-	1,878	-	-	555	-	-	2,433
_500-549	-	-	475	456	619	-	-	1,550
Under 500	-	-	-	-	-	-	-	-
Unknown	-	-	-	-	-	-	-	-
Total	$137,969	$173,920	$81,672	$30,941	$44,146	$14,641	$-	$483,289
Accrued interest excluded from total	$273	$455	$225	$134	$128	$46	$-	$1,261

1-4 family owner occupied - non-jumbo
_800 and above	$626	$7,906	$5,562	$2,531	$4,820	$5,677	$2,241	$29,363
_750-799	4,117	33,175	10,263	8,733	13,181	11,589	6,098	87,156
_700-749	7,784	13,294	7,129	4,017	5,145	23,456	2,549	63,374
_650-699	7,447	5,944	4,069	2,864	2,980	11,433	1,098	35,835
_600-649	107	2,031	1,750	1,786	3,372	9,429	71	18,546
_550-599	-	-	76	1,874	500	6,598	144	9,192
_500-549	-	-	404	99	1,178	3,992	-	5,673
Under 500	-	405	266	35	345	913	15	1,979
Unknown	-	-	-	-	-	-	-	-
Total	$20,081	$62,755	$29,519	$21,939	$31,521	$73,087	$12,216	$251,118
Accrued interest excluded from total	$141	$141	$107	$79	$144	$267	$52	$931

1-4 family non-owner occupied
_800 and above	$6,658	$4,236	$3,579	$1,682	$3,944	$6,416	$1,763	$28,278
_750-799	20,518	24,055	13,115	4,057	5,974	10,659	7,342	85,720
_700-749	9,048	8,058	2,004	2,780	2,783	7,224	3,910	35,807
_650-699	1,633	859	1,315	602	477	6,916	1,266	13,068
_600-649	-	-	40	22	142	2,305	278	2,787
_550-599	-	59	85	249	156	1,783	54	2,386
_500-549	-	-	-	-	-	824	-	824
Under 500	-	-	-	-	-	297	15	312
Unknown	-	-	-	-	-	-	-	-
Total	$37,857	$37,267	$20,138	$9,392	$13,476	$36,424	$14,628	$169,182
Accrued interest excluded from total	$86	$102	$64	$47	$44	$154	$60	$557

1-4 family - 2nd lien
800 and above	$248	$525	$200	$374	$677	$260	$8,728	$11,012
_750-799	2,463	4,620	1,752	1,804	2,518	1,903	25,196	40,256
_700-749	945	1,437	1,292	1,082	1,498	1,793	12,605	20,652
_650-699	140	273	722	334	1,072	1,416	5,707	9,664
_600-649	-	370	33	100	210	1,023	1,253	2,989
_550-599	-	-	81	139	83	728	673	1,704
_500-549	-	-	236	35	298	322	98	989
Under 500	-	-	128	36	139	36	-	339
Unknown	-	-	-	-	-	-	-	-
Total	$3,796	$7,225	$4,444	$3,904	$6,495	$7,481	$54,260	$87,605
Accrued interest excluded from total	$9	$19	$17	$18	$21	$54	$225	$363

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
	Mortgage - continued (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
	(In thousands)
June 30, 2021
Resort lending
_800 and above	$103	$717	$290	$276	$-	$9,667	$-	$11,053
_750-799	577	761	73	604	357	21,092	-	23,464
_700-749	-	120	-	378	68	10,568	-	11,134
_650-699	-	-	-	-	-	5,945	-	5,945
_600-649	-	-	-	-	-	1,493	-	1,493
_550-599	-	-	-	-	-	535	-	535
_500-549	-	-	-	-	-	290	-	290
Under 500	-	-	-	-	-	-	-	-
Unknown	-	-	-	-	-	-	-	-
Total	$680	$1,598	$363	$1,258	$425	$49,590	$-	$53,914
Accrued interest excluded from total	$2	$5	$1	$5	$1	$221	$-	$235

Total Mortgage
_800 and above	$20,835	$43,035	$19,801	$7,867	$12,480	$23,071	$12,732	$139,821
_750-799	116,240	159,853	65,975	27,463	37,486	49,247	38,636	494,900
_700-749	49,002	52,719	26,901	16,819	23,052	48,428	19,064	235,985
_650-699	14,199	20,952	17,077	10,454	13,434	28,215	8,071	112,402
_600-649	107	3,864	4,631	1,908	5,738	15,944	1,602	33,794
_550-599	-	1,937	242	2,262	1,294	9,644	871	16,250
_500-549	-	-	1,115	590	2,095	5,428	98	9,326
Under 500	-	405	394	71	484	1,246	30	2,630
Unknown	-	-	-	-	-	-	-	-
Total	$200,383	$282,765	$136,136	$67,434	$96,063	$181,223	$81,104	$1,045,108
Accrued interest excluded from total	$511	$722	$414	$283	$338	$742	$337	$3,347

(1)	Credit scores have been updated within the last twelve months.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
	Installment (1)
	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(In thousands)
June 30, 2021
Boat lending
_800 and above	$8,768	$5,595	$7,168	$6,159	$3,604	$5,429	$36,723
_750-799	33,194	28,984	24,325	19,453	11,619	14,202	131,777
_700-749	12,767	10,854	9,153	5,703	3,892	4,999	47,368
_650-699	1,507	2,178	2,164	1,349	1,157	1,993	10,348
_600-649	23	123	350	228	200	442	1,366
_550-599	-	26	49	177	76	388	716
_500-549	-	-	32	3	210	121	366
Under 500	-	-	-	21	8	-	29
Unknown	-	-	-	-	-	-	-
Total	$56,259	$47,760	$43,241	$33,093	$20,766	$27,574	$228,693
Accrued interest excluded from total	$132	$110	$112	$84	$51	$66	$555

Recreational vehicle lending
_800 and above	$8,871	$4,877	$5,851	$5,721	$2,860	$4,448	$32,628
_750-799	34,252	27,477	21,005	13,967	6,966	8,547	112,214
_700-749	16,614	11,770	6,711	4,989	1,931	2,834	44,849
_650-699	1,197	3,244	2,481	1,059	508	1,170	9,659
_600-649	40	302	475	434	166	231	1,648
_550-599	-	87	157	109	66	182	601
_500-549	-	33	-	162	26	83	304
Under 500	-	-	22	-	10	10	42
Unknown	-	-	-	-	-	-	-
Total	$60,974	$47,790	$36,702	$26,441	$12,533	$17,505	$201,945
Accrued interest excluded from total	$144	$113	$95	$67	$31	$39	$489

Other
_800 and above	$2,081	$1,867	$1,936	$1,293	$540	$822	$8,539
_750-799	7,175	10,912	7,417	3,831	2,745	3,168	35,248
_700-749	5,328	6,806	4,695	2,564	1,368	2,171	22,932
_650-699	14,934	2,684	1,904	870	875	1,498	22,765
_600-649	443	381	463	397	239	510	2,433
_550-599	2	76	69	139	95	179	560
_500-549	-	34	54	141	66	91	386
Under 500	-	6	47	3	19	36	111
Unknown	1,292	-	-	-	-	-	1,292
Total	$31,255	$22,766	$16,585	$9,238	$5,947	$8,475	$94,266
Accrued interest excluded from total	$51	$47	$47	$26	$15	$40	$226

Total installment
_800 and above	$19,720	$12,339	$14,955	$13,173	$7,004	$10,699	$77,890
_750-799	74,621	67,373	52,747	37,251	21,330	25,917	279,239
_700-749	34,709	29,430	20,559	13,256	7,191	10,004	115,149
_650-699	17,638	8,106	6,549	3,278	2,540	4,661	42,772
_600-649	506	806	1,288	1,059	605	1,183	5,447
_550-599	2	189	275	425	237	749	1,877
_500-549	-	67	86	306	302	295	1,056
Under 500	-	6	69	24	37	46	182
Unknown	1,292	-	-	-	-	-	1,292
Total	$148,488	$118,316	$96,528	$68,772	$39,246	$53,554	$524,904
Accrued interest excluded from total	$327	$270	$254	$177	$97	$145	$1,270

(1)	Credit scores have been updated within the last twelve months.

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

Foreclosed residential real estate properties included in other real estate and repossessed assets on our Condensed Consolidated Statements of Financial Condition totaled $0.3 million and $0.7 million at June 30, 2021 and December 31, 2020, respectively.  Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $0.3 million at both June 30, 2021 and December 31, 2020.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5.	Shareholders’ Equity and Earnings Per Common Share

On December 18, 2020, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) to buy back up to 1,100,000 shares of our outstanding common stock through December 31, 2021.  Shares would be repurchased through open market transactions, though we could execute repurchases through other means, such as privately negotiated transactions.  The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, regulatory requirements, potential alternative uses for capital, and our financial performance. During the six month periods ended June 30, 2021 and 2020 repurchases were made totaling 344,005 shares and 678,929 shares of common stock, respectively, for an aggregate purchase price of $7.3 million and $13.8 million, respectively.

A reconciliation of basic and diluted net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net income	$12,388	$14,772	$34,425	$19,582

Weighted average shares outstanding (1)	21,750	21,891	21,788	22,081
Stock units for deferred compensation plan for non-employee directors	113	109	118	119
Effect of stock options	70	84	76	92
Performance share units	34	29	32	33
Weighted average shares outstanding for calculation of diluted earnings per share	21,967	22,113	22,014	22,325

Net income per common share
Basic (1)	$0.57	$0.67	$1.58	$0.89
Diluted	$0.56	$0.67	$1.56	$0.88

(1)	Basic net income per common share includes weighted average common shares outstanding during the period and participating share awards.

Weighted average stock options outstanding that were not considered in computing diluted net income per common share because they were anti-dilutive were zero for the three and six month periods ended June 30, 2021 and 2020.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our derivative financial instruments according to the type of hedge in which they are designated follows:

	June 30, 2021
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)

Fair value hedge designation
Pay-fixed interest rate swap agreements - commercial	$6,923	7.9	$(516)
Pay-fixed interest rate swap agreements - securities available for sale	148,895	6.3	2,654
Total	$155,818	6.4	$2,138

No hedge designation
Rate-lock mortgage loan commitments	$165,181	0.1	$4,356
Mandatory commitments to sell mortgage loans	124,141	0.1	(131)
Interest rate swaption agreement	10,000	0.7	162
Pay-fixed interest rate swap agreements - commercial	154,934	4.6	(6,873)
Pay-variable interest rate swap agreements - commercial	154,934	4.6	6,873
Pay-fixed interest rate swap agreements	15,000	0.2	(57)
Interest rate cap agreements	120,000	1.4	16
Purchased options	1,777	0.2	71
Written options	1,777	0.2	(71)
Total	$747,744	2.2	$4,346

	December 31, 2020
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Fair value hedge designation
Pay-fixed interest rate swap agreements - commercial	$7,088	8.4	$(776)
Pay-fixed interest rate swap agreements - securities available for sale	41,950	7.1	15
Total	$49,038	7.3	$(761)

No hedge designation
Rate-lock mortgage loan commitments	$168,816	0.1	$7,020
Mandatory commitments to sell mortgage loans	186,092	0.1	(941)
Pay-fixed interest rate swap agreements - commercial	147,456	4.5	(9,700)
Pay-variable interest rate swap agreements - commercial	147,456	4.5	9,700
Pay-fixed interest rate swap agreements	25,000	0.6	(295)
Interest rate cap agreements	135,000	1.8	5
Purchased options	2,908	0.5	42
Written options	2,848	0.5	(42)
Total	$815,576	2.0	$5,789

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
We have used variable-rate and short-term fixed-rate (less than 12 months) debt obligations to fund a portion of our Condensed Consolidated Statements of Financial Condition, which exposed us to variability in interest rates. To meet our asset/liability management objectives, we may periodically enter into derivative financial instruments to mitigate exposure to fluctuations in cash flows resulting from changes in interest rates (“Cash Flow Hedges”).  Cash Flow Hedges had included certain pay-fixed interest rate swap and interest rate cap agreements.  Pay-fixed interest rate swap agreements convert the variable-rate cash flows on debt obligations to fixed-rates.  Under interest-rate cap agreements, we will receive cash if interest rates rise above a predetermined level. As a result, we effectively have variable-rate debt with an established maximum rate. We paid an upfront premium on interest rate caps which was recognized in earnings in the same period in which the hedged item affected earnings.  During the first and third quarters of 2020 we transferred all of our Cash Flow Hedge interest rate cap and pay-fixed interest rate swap agreements, respectively to a no hedge designation. The $2.0 million and $0.5 million unrealized loss on our Cash Flow Hedge interest rate cap and pay-fixed interest rate swap agreements, respectively, which were included as a component of accumulated other comprehensive income at the time of the transfers, were being reclassified into earnings over the remaining life of the interest rate cap agreements and pay-fixed interest rate swap agreements.  In the fourth quarter of 2020 it became probable that the forecasted transactions being hedged by these interest rate cap and pay-fixed interest rate swap agreements would not occur by the end of the originally specified time period. As a result, all remaining unrealized losses included as a component of accumulated other comprehensive income were reclassified into earnings at that time. The interest rate cap and pay-fixed interest rate swap agreements are now classified as a no hedge designation at June 30, 2021 and any changes in fair value since the transfers to the no hedge designation are recorded in earnings.

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

We have purchased a swaption agreement, whereby the bank has the right but not the obligation to pay fixed on an interest rate swap at a future date, in an attempt to reduce the impact of price fluctuations of certain mortgage construction loans held for sale. The changes in the fair value of the swaption agreement is recognized currently as part of net gains on mortgage loans in our Condensed Consolidated Statements of Operations.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	June 30, 2021		December 31, 2020		June 30, 2021		December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments	-		-		-		-
Pay-fixed interest rate swap agreements	Other assets	$2,654	Other assets	$15	Other liabilities	$516	Other liabilities	$776

Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	4,356	Other assets	7,020	Other liabilities	-	Other liabilities	-
Mandatory commitments to sell mortgage loans	Other assets	-	Other assets	-	Other liabilities	131	Other liabilities	941
Interest rate swaption agreement	Other assets	162	Other assets	-	Other liabilities	-	Other liabilities	-
Pay-fixed interest rate swap agreements - commercial	Other assets	45	Other assets	-	Other liabilities	6,918	Other liabilities	9,700
Pay-variable interest rate swap agreements - commercial	Other assets	6,918	Other assets	9,700	Other liabilities	45	Other liabilities	-
Pay-fixed interest rate swap agreements	Other assets	-	Other assets	-	Other liabilities	57	Other liabilities	295
Interest rate cap agreements	Other assets	16	Other assets	5	Other liabilities	-	Other liabilities	-
Purchased options	Other assets	71	Other assets	42	Other liabilities	-	Other liabilities	-
Written options	Other assets	-	Other assets	-	Other liabilities	71	Other liabilities	42
		11,568		16,767		7,222		10,978
Total derivatives		$14,222		$16,782		$7,738		$11,754

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

Three Month Periods Ended June 30,
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective	Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Location of Gain (Loss) Recognized	Gain (Loss) Recognized in Income
	2021	2020	Portion)	2021	2020	in Income	2021	2020
	(In thousands)
Fair Value Hedges
Pay-fixed interest rate swap agreement - Commercial loan						Interest and fees on loans	$(92)	$(78)
Pay-fixed interest rate swap agreement - Securities available for sale						Interest on securities available for sale - tax - exempt	(2,234)	-
Total							$(2,326)	$(78)
Cash Flow Hedges
Interest rate cap agreements	$-	$140	Interest expense	$-	$(180)
Pay-fixed interest rate swap agreements	-	(62)	Interest expense	-	(81)
Total	$-	$78		$-	$(261)

No hedge designation
Rate-lock mortgage loan commitments						Net gains on mortgage loans	$1,158	$1,528
Mandatory commitments to sell mortgage loans						Net gains on mortgage loans	(1,027)	1,472
Interest rate swaption agreement						Net gains on mortgage loans	(27)	-
Pay-fixed interest rate swap agreements - commercial						Interest income	(448)	315
Pay-variable interest rate swap agreements - commercial						Interest income	448	(315)
Pay-fixed interest rate swap agreements						Interest expense	120	-
Interest rate cap agreements						Interest expense	(4)	(7)
Purchased options						Interest expense	11	3
Written options						Interest expense	(11)	(4)
Total							$220	$2,992

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Six Month Periods Ended June 30,
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective	Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Location of Gain (Loss) Recognized	Gain (Loss) Recognized in Income
	2021	2020	Portion)	2021	2020	in Income	2021	2020
	(In thousands)
Fair Value Hedges
Pay-fixed interest rate swap agreement - Commercial loan						Interest and fees on loans	$260	$(624)
Pay-fixed interest rate swap agreement - Securities available for sale						Interest on securities available for sale - tax - exempt	2,639	-
Total							$2,899	$(624)
Cash Flow Hedges
Interest rate cap agreements	$-	$126	Interest expense	$-	$(233)
Pay-fixed interest rate swap agreements	-	(454)	Interest expense	-	(103)
Total	$-	$(328)		$-	$(336)

No hedge designation
Rate-lock mortgage loan commitments						Net gains on mortgage loans	$(2,664)	$5,848
Mandatory commitments to sell mortgage loans						Net gains on mortgage loans	810	(482)
Interest rate swaption agreement						Net gains on mortgage loans	(27)	-
Pay-fixed interest rate swap agreements - commercial						Interest income	2,827	(7,858)
Pay-variable interest rate swap agreements - commercial						Interest income	(2,827)	7,858
Pay-fixed interest rate swap agreements						Interest expense	238	-
Interest rate cap agreements						Interest expense	11	(42)
Purchased options						Interest expense	29	(101)
Written options						Interest expense	(29)	99
Total							$(1,632)	$5,322

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7.	Goodwill and Other Intangibles

The following table summarizes intangible assets, net of amortization:

	June 30, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets - core deposits	$11,916	$8,095	$11,916	$7,610
Unamortized intangible assets - goodwill	$28,300		$28,300

A summary of estimated core deposits intangible amortization at June 30, 2021 follows:

(In thousands)

Six months ending December 31, 2021	$485
2022	785
2023	547
2024	516
2025	487
2026 and thereafter	1,001
Total	$3,821

8.	Share Based Compensation

We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.6 million shares of common stock as of June 30, 2021.  The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.1 million shares of common stock as of June 30, 2021. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.

A summary of restricted stock and performance stock units (“PSU”) granted pursuant to our long-term incentive plan follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Restricted stock	10,000	-	85,584	52,996
PSU	-	-	23,981	20,897

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our directors may elect to receive all or a portion of their cash retainer fees in the form of common stock (either on a current basis or on a deferred basis) pursuant to the non-employee director stock purchase plan referenced above. Shares equal in value to that portion of each director’s fees that he or she has elected to receive in stock on a current basis are issued each quarter and vest immediately. Shares issued on a deferred basis are credited at the rate of 90% of the current fair value of our common stock and vest immediately.  During the six month periods ended June 30, 2021 and 2020 we issued 0.009 million and 0.011 million shares, respectively and expensed their value during those same periods.

Total compensation expense recognized for grants pursuant to our long-term incentive plan was $0.5 million and $0.8 million during the three and six month periods ended June 30, 2021, respectively, and was $0.4 million and $0.8 million during the same periods in 2020, respectively.  The corresponding tax benefit relating to this expense was $0.1 million and $0.2 million for the three and six month periods ended June 30, 2021, respectively and $0.1 million and $0.2 million for the same periods in 2020. Total expense recognized for non-employee director share based payments was $0.09 million and $0.19 million during the three and six month periods ended June 30, 2021, respectively, and was $0.09 million and $0.17 million during the same periods in 2020, respectively.  The corresponding tax benefit relating to this expense was $0.02 million and $0.04 million for the three and six month periods ended June 30, 2021, respectively and $0.02 million and $0.04 million during the same periods in 2020.

At June 30, 2021, the total expected compensation cost related to non-vested restricted stock and PSUs not yet recognized was $2.9 million.  The weighted-average period over which this amount will be recognized is 2.2 years.

A summary of outstanding stock option grants and related transactions follows:

	Number of Shares	Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregated Intrinsic Value
				(In thousands)
Outstanding at January 1, 2021	121,189	$4.81
Granted	-
Exercised	(37,450)	2.76
Forfeited	-
Expired	-
Outstanding at June 30, 2021	83,739	$5.72	2.1	$1,339

Vested and expected to vest at June 30, 2021	83,739	$5.72	2.1	$1,339
Exercisable at June 30, 2021	83,739	$5.72	2.1	$1,339

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
A summary of outstanding non-vested restricted stock and PSUs and related transactions follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2021	207,117	$22.70
Granted	109,565	20.45
Vested	(63,982)	23.60
Forfeited	(10,754)	22.63
Outstanding at June 30, 2021	241,946	$21.45

Certain information regarding options exercised during the periods follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Intrinsic value	$388	$3	$701	$213
Cash proceeds received	$44	$1	$104	$42
Tax benefit realized	$81	$1	$147	$45

9.	Income Tax

Income tax expense was $2.7 million and $3.5 million during the three month periods ended June 30, 2021 and 2020, respectively and $7.8 million and $4.5 million during the six months ended June 30, 2021 and 2020, respectively. Our actual federal income tax expense is different than the amount computed by applying our statutory income tax rate to our income before income tax primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance.  In addition, the three and six month periods ending June 30, 2021 include reductions of zero and $0.1 million, respectively, of income tax expense related to the impact of the excess value of stock awards that vested and stock options that were exercised as compared to the initial fair values that were expensed. These amounts during the same periods in 2020 were zero and $0.2 million, respectively.

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income. We concluded at June 30, 2021, June 30, 2020 and December 31, 2020 that the realization of substantially all of our deferred tax assets continues to be more likely than not.

At both June 30, 2021 and December 31, 2020, we had approximately $0.2 million, of gross unrecognized tax benefits.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2021.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10.	Regulatory Matters

Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits. As of June 30, 2021, the Bank had positive undivided profits of $86.6 million.  It is not our intent to have dividends paid in amounts that would reduce the capital of our Bank to levels below those which we consider prudent or that would not be in accordance with guidelines of regulatory authorities.

We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can result in certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our interim condensed consolidated financial statements. In addition, capital adequacy rules include a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. To avoid limits on capital distributions and certain discretionary bonus payments we must meet the minimum ratio for adequately capitalized institutions plus the buffer. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of June 30, 2021 and December 31, 2020, categorized our Bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our actual capital amounts and ratios follow (1):

	Actual		Minimum for Adequately Capitalized Institutions		Minimum for Well-Capitalized Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

June 30, 2021
Total capital to risk-weighted assets
Consolidated	$474,100	15.44%	$245,683	8.00%	NA	NA
Independent Bank	420,724	13.71	245,486	8.00	$306,857	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$395,701	12.88%	$184,263	6.00%	NA	NA
Independent Bank	382,355	12.46	184,114	6.00	$245,486	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$357,367	11.64%	$138,197	4.50%	NA	NA
Independent Bank	382,355	12.46	138,086	4.50	$199,457	6.50%

Tier 1 capital to average assets
Consolidated	$395,701	9.00%	$175,868	4.00%	NA	NA
Independent Bank	382,355	8.69	175,936	4.00	$219,921	5.00%

December 31, 2020
Total capital to risk-weighted assets
Consolidated	$455,072	15.95%	$228,214	8.00%	NA	NA
Independent Bank	401,005	14.06	228,111	8.00	$285,139	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$379,395	13.30%	$171,161	6.00%	NA	NA
Independent Bank	365,343	12.81	171,083	6.00	$228,111	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$341,095	11.96%	$128,370	4.50%	NA	NA
Independent Bank	365,343	12.81	128,312	4.50	$185,340	6.50%

Tier 1 capital to average assets
Consolidated	$379,395	9.15%	$165,825	4.00%	NA	NA
Independent Bank	365,343	8.81	165,828	4.00	$207,285	5.00%

(1)	These ratios do not reflect a capital conservation buffer of 2.50% at June 30, 2021 and December 31, 2020.
NA - Not applicable

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
	(In thousands)
Total shareholders' equity Add (deduct)	$395,974	$389,522	$420,962	$413,770
Accumulated other comprehensive income for regulatory purposes	(14,213)	(15,821)	(14,213)	(15,821)
Goodwill and other intangibles	(32,121)	(32,606)	(32,121)	(32,606)
CECL (1)	7,727	-	7,727	-
Common equity tier 1 capital	357,367	341,095	382,355	365,343
Qualifying trust preferred securities	38,334	38,300	-	-
Tier 1 capital	395,701	379,395	382,355	365,343
Subordinated debt	40,000	40,000	-	-
Allowance for credit losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets (2)	38,399	35,677	38,369	35,662
Total risk-based capital	$474,100	$455,072	$420,724	$401,005

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

Derivatives:  The fair value of rate-lock mortgage loan commitments is based on agency cash window loan pricing for comparable assets and the fair value of mandatory commitments to sell mortgage loans is based on mortgage backed security pricing for comparable assets (recurring Level 2). The fair value of interest rate swap, interest rate cap and swaption agreements are derived from proprietary models which utilize current market data.  The significant fair value inputs can generally be observed in the market place and do not typically involve judgment by management (recurring Level 2). The fair value of purchased and written options is based on prices of financial instruments with similar characteristics and do not typically involve judgment by management (recurring Level 2).

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
	(In thousands)
June 30, 2021:
Measured at Fair Value on a Recurring Basis
Assets
Securities available for sale
U.S. agency	$8,596	$-	$8,596	$-
U.S. agency residential mortgage-backed	365,367	-	365,367	-
U.S. agency commercial mortgage-backed	19,010	-	19,010	-
Private label mortgage-backed	69,264	-	69,264	-
Other asset backed	195,226	-	195,226	-
Obligations of states and political subdivisions	519,216	-	519,216	-
Corporate	151,603	-	151,603	-
Trust preferred	1,867	-	1,867	-
Foreign government	511	-	511	-
Loans held for sale, carried at fair value	59,752	-	59,752	-
Capitalized mortgage loan servicing rights	22,431	-	-	22,431
Derivatives (1)	14,222	-	14,222	-
Liabilities
Derivatives (2)	7,738	-	7,738	-

Measured at Fair Value on a Non-recurring Basis:
Assets
Collateral dependent loans (3)
Commercial
Commercial and industrial	462	-	-	462
Commercial real estate	105	-	-	105
Mortgage
1-4 family owner occupied - non-jumbo	566	-	-	566
1-4 family non-owner occupied	143	-	-	143
1-4 family - 2nd lien	168	-	-	168
Resort lending	214	-	-	214
Installment
Boat lending	36	-	-	36
Recreational vehicle lending	19	-	-	19
Other	94	-	-	94

(1)	Included in accrued income and other assets
(2)	Included in accrued expenses and other liabilities
(3)	Only includes individually evaluated loans with specific loss allocations based on collateral value.
(4)	Only includes other real estate with subsequent write downs to fair value.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the Six-Month Periods Ended June 30 for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Net Gains on Assets	Mortgage	Total Change in Fair Values Included in Current
	Mortgage Loans	Loan Servicing, net	Period Earnings
	(In thousands)
2021
Loans held for sale	$(2,400)	$-	$(2,400)
Capitalized mortgage loan servicing rights	-	(581)	(581)

2020
Loans held for sale	1,387	-	1,387
Capitalized mortgage loan servicing rights	-	(11,641)	(11,641)

For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends received.

The following represent impairment charges recognized during the three and six month periods ended June 30, 2021 and 2020 relating to assets measured at fair value on a non-recurring basis:

•
Loans that are individually evaluated using the fair value of collateral for collateral dependent loans had a carrying amount of $1.8 million, which is net of a valuation allowance of $0.9 million at June 30, 2021, and had a carrying amount of $9.1 million, which is net of a valuation allowance of  $1.8  million  at December 31, 2020.  The provision for credit losses included in our results of operations relating to collateral dependent loans was a net expense of $0.1 million and $3.4 million for the three month periods ending June 30, 2021 and 2020, respectively, and a net expense of $0.1 million and $5.5 million for the six month periods ending June 30, 2021 and 2020, respectively.

•
Other real estate, which is measured using the fair value of the property, had a carrying amount of zero which is net of a valuation allowance of $0.06 million at June 30, 2021, and a carrying amount of $0.10 million which is net of a valuation allowance of $0.09 million, at December 31, 2020. Charges included in our results of operations relating to other real estate measured at fair value were zero during both the three and six month periods ended June 30, 2021, and were zero and $0.09 million during the three and six month periods ended June 30, 2020.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
A reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Capitalized Mortgage Loan Servicing Rights
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Beginning balance	$23,530	$14,829	$16,904	$19,171
Total losses realized and unrealized:
Included in results of operations	(3,838)	(4,667)	(581)	(11,641)
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances, settlements, maturities and calls	2,739	3,611	6,108	6,243
Transfers in and/or out of Level 3	-	-	-	-
Ending balance	$22,431	$13,773	$22,431	$13,773

Amount of total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30	$(3,838)	$(4,667)	$(581)	$(11,641)

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

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)	-	-	-
June 30, 2021
Capitalized mortgage loan servicing rights	$22,431	Present value of net	Discount rate	10.00% to 13.00%	10.09%
		servicing revenue	Cost to service	$51 to $329	$82
			Ancillary income	20 to 35	22
			Float rate	0.97%	0.97%
			Prepayment rate	7.04% to 45.79%	15.63%
December 31, 2020
Capitalized mortgage loan servicing rights	$16,904	Present value of net	Discount rate	10.00% to 13.00%	10.09%
		servicing revenue	Cost to service	$69 to $289	$79
			Ancillary income	20 to 37	22
			Float rate	0.43%	0.43%
			Prepayment rate	7.92% to 64.70%	20.85%

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)	-	-
June 30, 2021
Collateral dependent loans
Commercial	$567	Sales comparison approach	Adjustment for differences between comparable sales	(25.0)% to 12.0%	(2.3)%
Mortgage and Installment(1)	1,240	Sales comparison approach	Adjustment for differences between comparable sales	(73.3) to 104.6	0.8

December 31, 2020
Collateral dependent loans
Commercial	$8,054	Sales comparison approach	Adjustment for differences between comparable sales	(40.0)% to 75.0%	3.8%
Mortgage and Installment(1)	1,020	Sales comparison approach	Adjustment for differences between comparable sales	(73.3) to 104.6	(1.5)
Other real estate
Mortgage	102	Sales comparison approach	Adjustment for differences between comparable sales	(13.1) to 2.4	(3.6)

(1)
In addition to the valuation techniques and unobservable inputs discussed above, at June 30, 2021 and December 31, 2020 certain collateral dependent installment loans totaling approximately $0.15 million and $0.16 million, respectively are secured by collateral other than real estate.  For the majority of these loans, we apply internal discount rates to industry valuation guides.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
June 30, 2021	$59,752	$1,456	$58,296
December 31, 2020	92,434	3,856	88,578

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

12.	Fair Values of Financial Instruments

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The estimated recorded book balances and fair values follow:

			Fair Value Using
	Recorded Book Balance	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)

	(In thousands)
June 30, 2021
Assets
Cash and due from banks	$46,242	$46,242	$46,242	$-	$-
Interest bearing deposits	23,012	23,012	23,012	-	-
Securities available for sale	1,330,660	1,330,660	-	1,330,660	-
Federal Home Loan Bank and Federal Reserve Bank Stock	18,427	NA	NA	NA	NA
Net loans and loans held for sale	2,828,385	2,862,494	-	59,752	2,802,742
Accrued interest receivable	13,240	13,240	2	5,450	7,788
Derivative financial instruments	14,222	14,222	-	14,222	-

Liabilities
Deposits with no stated maturity (1)	$3,552,144	$3,552,144	$3,552,144	$-	$-
Deposits with stated maturity (1)	310,322	311,525	-	311,525	-
Other borrowings	30,005	30,422	-	30,422	-
Subordinated debt	39,319	43,642	-	43,642	-
Subordinated debentures	39,558	31,457	-	31,457	-
Accrued interest payable	532	532	71	461	-
Derivative financial instruments	7,738	7,738	-	7,738	-

December 31, 2020
Assets
Cash and due from banks	$56,006	$56,006	$56,006	$-	$-
Interest bearing deposits	62,699	62,699	62,699	-	-
Securities available for sale	1,072,159	1,072,159	-	1,072,159	-
Federal Home Loan Bank and Federal Reserve Bank Stock	18,427	NA	NA	NA	NA
Net loans and loans held for sale	2,790,683	2,794,058	-	92,434	2,701,624
Accrued interest receivable	12,315	12,315	3	3,414	8,898
Derivative financial instruments	16,782	16,782	-	16,782	-

Liabilities
Deposits with no stated maturity (1)	$3,198,338	$3,198,338	$3,198,338	$-	$-
Deposits with stated maturity (1)	439,017	441,457	-	441,457	-
Other borrowings	30,012	30,844	-	30,844	-
Subordinated debt	39,281	41,417	-	41,417	-
Subordinated debentures	39,524	30,265	-	30,265	-
Accrued interest payable	601	601	59	542	-
Derivative financial instruments	11,754	11,754	-	11,754	-

(1)
Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $554.399 million and $518.400 million at June 30, 2021 and December 31, 2020, respectively. Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $35.094 million and $37.785 million at June 30, 2021 and December 31, 2020, respectively.

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

Pandemic

The COVID-19 pandemic and the related government restrictions and guidance have had and may continue to have a significant effect on us, our customers, and the markets we serve. Since the U.S. Food and Drug Administration (FDA) issued its first emergency use authorization for a COVID-19 vaccine on December 11, 2020, more than two-thirds of the adult population in the U.S. has received at least one vaccination.  As of July 12, 2021, 62.4% of Michigan residents ages 16 and older have had at least one vaccination. Widespread vaccinations have slowed the spread of the virus. Effective June 22, 2021, the State of Michigan rescinded the emergency orders it implemented in response to the pandemic, including the rescission of restrictions on restaurant capacities and other restrictions on the size of in-person gatherings. Despite these positive developments, the pandemic continues to cause a great deal of economic uncertainty and disruption to financial and other markets, including as a result of concerns relating to possible variants of the original virus.

As a result of the pandemic, the related governmental responses, and the ongoing uncertainty, our business, results of operations, and financial condition may be adversely affected by a number of factors that could impact us and our customers, including but not limited to:

∙	business closures and higher than normal levels of unemployment may cause increases in loan delinquencies, foreclosures and defaults;
∙	increases in our allowance for credit losses may be necessary;
∙	declines in collateral values may occur;
∙	third party disruptions may occur, including outages at network providers, on-line banking vendors and other suppliers;
∙	there is increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity;
∙	we may experience operational failures due to changes in our normal business practices necessitated by the pandemic and related governmental actions; and/or
∙	our production and efficiency may suffer due to employee illnesses and/or employees having to work remotely.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Given the ongoing uncertainty with respect to the pandemic and potential governmental responses, these risk factors may continue to some degree for a significant period of time.

The extent to which the COVID-19 pandemic may impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict.  Those developments and factors are expected to include the evolution of the virus and possible virus variants, the number of people who become vaccinated, actions taken by governmental authorities to address the foregoing, and how quickly and to what extent normal economic and operating conditions can resume. We do not yet know the full extent of the impact.  However, the effects could have a material adverse impact on our business, asset valuations, financial condition and results of operations. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, securities available for sale, loans, capitalized mortgage loan servicing rights or deferred tax assets.

Certain industries (such as hotels and restaurants) have been more adversely impacted by the COVID-19 pandemic and related periodic shutdowns of our economy.  We believe that the following industry concentrations within our commercial loan portfolio represent greater potential risk in the current economic environment.  The balances below are as of June 30, 2021.

Commercial and industrial portfolio segment:

•	Retail - $74 million
•	Food service - $61 million
•	Hotel - $42 million

Commercial real estate portfolio segment:

•	Retail - $102 million
•	Office - $76 million
•	Multifamily - $63 million

At June 30, 2021, we had no commercial loans in forbearance.  However, we continue to closely monitor these industry concentrations and at present do not foresee any significant losses relative to this portion of our loan portfolio given the current economic conditions in Michigan and the fact that many businesses have reopened. However, a high degree of uncertainty still exists with respect to the impact of the COVID-19 pandemic and the related economic disruptions on the future performance of our loan portfolio, including these concentrations.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Litigation
We are involved in various litigation matters in the ordinary course of business. At the present time, we do not believe any of these matters will have a significant impact on our interim condensed consolidated financial position or results of operations. The aggregate amount we have accrued for losses we consider probable as a result of these litigation matters is immaterial. However, because of the inherent uncertainty of outcomes from any litigation matter, we believe it is reasonably possible we may incur losses in addition to the amounts we have accrued.  At this time, we estimate the maximum amount of additional losses that are reasonably possible is insignificant.  However, because of a number of factors, including the fact that certain of these litigation matters are still in their early stages, this maximum amount may change in the future.

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

Loss Reimbursement Obligations

The provision for loss reimbursement on sold loans represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae, Freddie Mac, Ginnie Mae and the Federal Home Loan Bank of Indianapolis). Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale. The provision for loss reimbursement on sold loans was an expense of $0.03 million and $0.08 million for the three month periods ended June 30, 2021 and 2020 and an expense of $0.06 million and $0.11 million for the six month periods ended June 30, 2021 and 2020, respectively. The reserve for loss reimbursements on sold mortgage loans totaled $1.08 million and $1.02 million at June 30, 2021 and December 31, 2020, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. This reserve is based on an analysis of mortgage loans that we have sold which are further categorized by delinquency status, loan to value, and year of origination. The calculation includes factors such as probability of default, probability of loss reimbursement (breach of representation or warranty) and estimated loss severity. We believe that the amounts that we have accrued for incurred losses on sold mortgage loans are appropriate given our analyses. However, future losses could exceed our current estimate.

Visa Stock

We own 12,566 shares of VISA Class B common stock. At the present time, these shares can only be sold to other Class B shareholders. As a result, there has generally been limited transfer activity in private transactions between buyers and sellers. Given the limited activity that we have become aware of  and the continuing uncertainty regarding the likelihood, ultimate timing and eventual exchange rate for Class B shares into Class A shares, we continue to carry these shares at zero, representing cost basis less impairment. However, given the current conversion ratio of 1.6228 Class A shares for every 1 Class B share and the closing price of VISA Class A shares on June 30, 2021 of $233.82 per share, our 12,566 Class B shares would have a current “value” of approximately $4.8 million. We continue to monitor Class B trading activity and the status of the resolution of certain litigation matters at VISA that would trigger the conversion of Class B common shares into Class A common shares, which would not have any trading restrictions.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

14.	Accumulated Other Comprehensive Income (Loss) (“AOCIL”)

A summary of changes in AOCIL follows:

	Unrealized Gains on Securities Available for Sale	Dispropor- tionate Tax Effects from Securities Available for Sale	Unrealized Losses on Cash Flow Hedges	Total
	(In thousands)

For the three months ended June 30, 2021
Balances at beginning of period	$10,136	$(5,798)	$-	$4,338
Other comprehensive income loss before reclassifications	4,078	-	-	4,078
Amounts reclassified from AOCIL	-	-	-	-
Net current period other comprehensive income	4,078	-	-	4,078
Balances at end of period	$14,214	$(5,798)	$-	$8,416

2020
Balances at beginning of period	$2,933	$(5,798)	$(1,989)	$(4,854)
Other comprehensive income loss before reclassifications	8,382	-	62	8,444
Amounts reclassified from AOCIL	-	-	206	206
Net current period other comprehensive income (loss)	8,382	-	268	8,650
Balances at end of period	$11,315	$(5,798)	$(1,721)	$3,796

For the six months ended June 30, 2021
Balances at beginning of period	$15,822	$(5,798)	$-	$10,024
Other comprehensive loss before reclassifications	(2,727)	-	-	(2,727)
Amounts reclassified from AOCIL	1,119	-	-	1,119
Net current period other comprehensive loss	(1,608)	-	-	(1,608)
Balances at end of period	$14,214	$(5,798)	$-	$8,416

2020
Balances at beginning of period	$3,739	$(5,798)	$(1,727)	$(3,786)
Other comprehensive income (loss) before reclassifications	7,776	-	(259)	7,517
Amounts reclassified from AOCIL	(200)	-	265	65
Net current period other comprehensive income	7,576	-	6	7,582
Balances at end of period	$11,315	$(5,798)	$(1,721)	$3,796

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
A summary of reclassifications out of each component of AOCIL for the three months ended June 30 follows:

AOCIL Component	Amount Reclassified From AOCIL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2021
Unrealized gains on securities available for sale
	$-	Net gains on securities available for sale
	-	Income tax expense
	$-	Reclassifications, net of tax

2020
Unrealized gains on securities available for sale
	$-	Net gains on securities available for sale
	-	Net impairment loss recognized in earnings
	-	Total reclassifications before tax
	-	Income tax expense
	$-	Reclassifications, net of tax

Unrealized losses on cash flow hedges
	$261	Interest expense
	55	Income tax expense
	$206	Reclassification, net of tax

	$(206)	Total reclassifications for the period, net of tax

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

We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. We derive the majority of our revenue from financial instruments and their related contractual rights and obligations which for the most part are excluded from the scope of this topic.  These sources of revenue that are excluded from the scope of this topic include interest income, net gains on mortgage loans, net gains on securities available for sale, mortgage loan servicing, net and bank owned life insurance and were approximately 86.6% and 87.7% of total revenues for the six month periods ending June 30, 2021 and 2020, respectively.

Material sources of revenue that are included in the scope of this topic include service charges on deposit accounts, other deposit related income, interchange income and investment and insurance commissions and are discussed in the following paragraphs.  Generally these sources of revenue are earned at the time the service is delivered or over the course of a monthly period and do not result in any contract asset or liability balance at any given period end.  As a result, there were no contract assets or liabilities recorded as of June 30, 2021 and December 31, 2020.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

Net (gains) losses on other real estate and repossessed assets:  We record a gain or loss from the sale of other real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  If we were to finance the sale of other real estate to the buyer, we would assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction is probable.  Once these criteria are met, the other real estate asset would be derecognized and the gain or loss on sale would be recorded upon the transfer of control of the property to the buyer.  There were no other real estate properties sold during the six month periods ending June 30, 2021 and 2020 that were financed by us.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Disaggregation of our revenue sources by attribute follows:

Three months ending June 30, 2021
	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$1,835	$-	$-	$-	$1,835
Account service charges	331	-	-	-	331
ATM fees	-	213	-	-	213
Other	-	175	-	-	175
Business
Overdraft fees	152	-	-	-	152
ATM fees	-	4	-	-	4
Other	-	70	-	-	70
Interchange income	-	-	3,453	-	3,453
Asset management revenue	-	-	-	401	401
Transaction based revenue	-	-	-	233	233

Total	$2,318	$462	$3,453	$634	$6,867

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$462
Investment and insurance commissions					634
Bank owned life insurance					127
Other					648
Total					$1,871

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Six months ending June 30, 2021
	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$3,047	$-	$-	$-	$3,047
Account service charges	843	-	-	-	843
ATM fees	-	481	-	-	481
Other	-	373	-	-	373
Business
Overdraft fees	344	-	-	-	344
ATM fees	-	10	-	-	10
Other	-	159	-	-	159
Interchange income	-	-	6,502	-	6,502
Asset management revenue	-	-	-	783	783
Transaction based revenue	-	-	-	434	434

Total	$4,234	$1,023	$6,502	$1,217	$12,976

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$1,023
Investment and insurance commissions					1,217
Bank owned life insurance					266
Other					1,395
Total					$3,901

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

Leases are classified as operating or finance leases at the lease commencement date (we did not have any finance leases as of June 30, 2021). Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. The ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of the lease payment over the lease term.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The cost components of our operating leases follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Operating lease cost	$412	$476	$835	$962
Variable lease cost	15	21	31	36
Short-term lease cost	16	9	30	16
Total	$443	$506	$896	$1,014

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities.

Supplemental balance sheet information related to our operating leases follows:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Lease right of use asset (1)	$6,977	$7,646
Lease liabilities (2)	$7,134	$7,868

Weighted average remaining lease term (years)	6.87	7.12
Weighted average discount rate	2.4%	2.4%

(1)	Included in Accrued income and other assets in our Condensed Consolidated Statements of Financial Condition.
(2)	Included in Accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition.

Maturity analysis of our lease liabilities at June 30, 2021 based on required contractual payments follows:

(In thousands)

Six months ending December 31, 2021	$838
2022	1,489
2023	1,222
2024	815
2025	809
2026 and thereafter	2,533
Total lease payments	7,706
Less imputed interest	(572)
Total	$7,134

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

Recent Developments. The COVID-19 pandemic and the related government restrictions and guidance have had and may continue to have a significant effect on us, our customers, and the markets we serve. Since the U.S. Food and Drug Administration (FDA) issued its first emergency use authorization for a COVID-19 vaccine on December 11, 2020, more than two-thirds of the adult population in the U.S. has received at least one vaccination.  Based on published reports, as of July 12, 2021, 62.4% of Michigan residents ages 16 and older have had at least one vaccination. Effective June 22, 2021, the State of Michigan rescinded the emergency orders it implemented in response to the pandemic, including the rescission of restrictions on restaurant capacities and other restrictions on the size of in-person gatherings. Despite these positive developments, the pandemic continues to cause a great deal of economic uncertainty and disruption in our markets, including as a result of concerns relating to possible variants of the original virus.

As a result of the pandemic, the related governmental responses, and the ongoing uncertainty, our business, results of operations, and financial condition may be adversely affected by a number of factors that could impact us and our customers, including but not limited to:

∙	business closures and higher than normal levels of unemployment may cause increases in loan delinquencies, foreclosures and defaults;
∙	increases in our allowance for credit losses may be necessary;
∙	declines in collateral values may occur;
∙	third party disruptions may occur, including outages at network providers, on-line banking vendors and other suppliers;
∙	there is increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity;
∙	we may experience operational failures due to changes in our normal business practices necessitated by the pandemic and related governmental actions; and/or
∙	our production and efficiency may suffer due to employee illnesses and/or employees having to work remotely.

Given the ongoing uncertainty with respect to the pandemic and potential governmental responses, these risk factors may continue to some degree for a significant period of time.

Index
The extent to which the COVID-19 pandemic may impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict.  Those developments and factors are expected to include the evolution of the virus and possible virus variants, the number of people who become vaccinated, actions taken by governmental authorities to address the foregoing, and how quickly and to what extent normal economic and operating conditions can resume. We do not yet know the full extent of the impact.  However, the effects could have a material adverse impact on our business, asset valuations, financial condition and results of operations. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, securities available for sale, loans, capitalized mortgage loan servicing rights or deferred tax assets.

It is against this backdrop that we discuss our results of operations and financial condition in the first two quarters of 2021 as compared to earlier periods.

Results of Operations

Summary.  We recorded net income of $12.4 million and $14.8 million during the three months ended June 30, 2021 and 2020, respectively.  The decrease in 2021 second quarter results as compared to 2020 is primarily due to a decline in non-interest income and an increase in non-interest expense that were partially offset by an increase in net interest income and decreases in the provision for credit losses and income tax expense.

We recorded net income of $34.4 million and $19.6 million during the six months ended June 30, 2021 and 2020, respectively.  The increase in 2021 year-to-date results as compared to 2020 is primarily due to increases in net interest income and non-interest income and a decrease in the provision for credit losses that was partially offset by increases in non-interest expense and income tax expense.

Key performance ratios

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (annualized) to
Average assets	1.12%	1.54%	1.60%	1.06%
Average shareholders’ equity	12.78%	17.39%	18.06%	11.41%

Net income per common share
Basic	$0.57	$0.67	$1.58	$0.89
Diluted	0.56	0.67	1.56	0.88

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

Index
Our net interest income totaled $31.4 million during the second quarter of 2021, an increase of $0.9 million, or 3.1% from the year-ago period.  This increase primarily reflects a $564.0 million increase in average interest-earning assets that was partially offset by a 34 basis point decrease in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”).

For the first six months of 2021, net interest income totaled $61.7 million, an increase of $1.0 million, or 1.7% from 2020.  This increase primarily reflects a $631.0 million increase in average interest-earning assets that was partially offset by a 45 basis point decrease in our net interest margin.

Due principally to the economic impact of COVID-19, the Federal Reserve has taken a variety of actions to stimulate the economy, including significantly lowering short-term interest rates. These lower interest rates combined with a higher allocation to lower yielding securities available for sale has placed continued pressure on our net interest margin.

The increase in average interest-earning assets in 2021 as compared to 2020 primarily reflects growth in securities available for sale funded from an increase in deposits.

Interest and fees on loans include $1.8 million and $3.9 million of accretion of net loan fees on PPP loans in the second quarter and first six months of 2021, respectively, compared to $1.0 million for the second quarter and first six months of 2020.  Interest and fees on loans also include $0.2 million and $0.6 million for the second quarter and first six months of 2021, respectively, and include $0.2 million and $0.5 million for the second quarter and first six months of 2020, respectively, of accretion of the discount recorded on loans acquired in the April 2018 acquisition of Traverse City State Bank (“TCSB”).

Our net interest income is also adversely impacted by our level of non-accrual loans. In the second quarter and first six months of 2021, non-accrual loans averaged $6.1 million and $7.0 million, respectively. In the second quarter and first six months of 2020, non-accrual loans averaged $15.6 million and $13.3 million, respectively.  In addition, in the second quarter and first six months of 2021, we had net recoveries of $0.43 million and $0.60 million, respectively, of unpaid interest on loans placed on or taken off non-accrual during each period or on loans previously charged-off compared to net recoveries of $0.25 million and $0.41 million, respectively, during the same periods in 2020.

Index
Average Balances and Tax Equivalent Rates

	Three Months Ended
	June 30,
	2021			2020
	Average			Average
	Balance	Interest	Rate (2)	Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$2,852,972	$28,026	4.13%	$2,906,843	$29,793	4.11%
Tax-exempt loans (1)	6,572	82	5.00	7,014	88	5.05
Taxable securities available for sale	908,622	3,656	1.61	535,345	2,847	2.13
Tax-exempt securities available for sale(1)	365,934	2,005	2.19	124,781	998	3.20
Interest bearing cash	71,043	22	0.12	67,204	18	0.11
Other investments	18,427	186	4.05	18,427	233	5.09
Interest Earning Assets	4,223,570	33,977	3.22	3,659,614	33,977	3.72
Cash and due from banks	54,120			45,714
Other assets, net	157,070			163,080
Total Assets	$4,434,760			$3,868,408

Liabilities
Savings and interest-bearing checking	$2,260,172	689	0.12	$1,754,503	505	0.12
Time deposits	305,390	453	0.59	494,411	1,883	1.53
Other borrowings	108,863	964	3.55	153,447	904	2.37
Interest Bearing Liabilities	2,674,425	2,106	0.32	2,402,361	3,292	0.55
Non-interest bearing deposits	1,314,153			1,054,388
Other liabilities	57,402			70,053
Shareholders’ equity	388,780			341,606
Total liabilities and shareholders’ equity	$4,434,760			$3,868,408

Net Interest Income		$31,871			$30,685

Net Interest Income as a Percent of Average Interest Earning Assets			3.02%			3.36%

(1)	Interest on tax-exempt loans and securities available for sale is presented on a fully tax equivalent basis assuming a marginal tax rate of 21%.
(2)	Annualized

Index
Average Balances and Tax Equivalent Rates

	Six Months Ended
	June 30,
	2021			2020
	Average			Average
	Balance	Interest	Rate (2)	Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$2,840,224	$56,065	3.98%	$2,832,876	$61,481	4.36%
Tax-exempt loans (1)	6,624	166	5.07	7,438	185	5.00
Taxable securities available for sale	845,895	6,452	1.52	501,720	5,906	2.35
Tax-exempt securities available for sale(1)	338,692	3,775	2.22	92,040	1,488	3.23
Interest bearing cash	86,384	51	0.12	52,814	146	0.56
Other investments	18,427	374	4.10	18,393	471	5.15
Interest Earning Assets	4,136,246	66,883	3.25	3,505,281	69,677	3.99
Cash and due from banks	55,239			47,663
Other assets, net	153,540			164,167
Total Assets	$4,345,025			$3,717,111

Liabilities
Savings and interest-bearing checking	$2,200,620	1,364	0.13	$1,685,046	2,435	0.29
Time deposits	322,535	1,034	0.65	544,642	4,653	1.72
Other borrowings	108,844	1,926	3.58	126,491	1,592	2.53
Interest Bearing Liabilities	2,631,999	4,324	0.33	2,356,179	8,680	0.74
Non-interest bearing deposits	1,266,607			955,114
Other liabilities	61,950			60,540
Shareholders’ equity	384,469			345,278
Total liabilities and shareholders’ equity	$4,345,025			$3,717,111

Net Interest Income		$62,559			$60,997

Net Interest Income as a Percent of Average Interest Earning Assets			3.04%			3.49%

(1)	Interest on tax-exempt loans and securities available for sale is presented on a fully tax equivalent basis assuming a marginal tax rate of 21%.
(2)	Annualized

Index
Reconciliation of Non-GAAP Financial Measures

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Net Interest Margin, Fully Taxable Equivalent ("FTE")

Net interest income	$31,393	$30,462	$61,677	$60,653
Add: taxable equivalent adjustment	478	223	882	344
Net interest income - taxable equivalent	$31,871	$30,685	$62,559	$60,997
Net interest margin (GAAP) (1)	2.98%	3.34%	3.00%	3.47%
Net interest margin (FTE) (1)	3.02%	3.36%	3.04%	3.49%

(1)	Annualized.

Provision for credit losses.  We adopted Financial Accounting Standards Board Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“CECL”) on January 1, 2021.  See note #2 to the Condensed Consolidated Financial Statements included within this report for our discussion on CECL implementation.

The provision for credit losses was a credit of $1.4 million and an expense of $5.2 million for the three months ended June 30, 2021 and 2020, respectively. During the six-month periods ended June 30, 2021 and 2020, the provision for credit losses was a credit of $1.9 million and an expense of $11.9 million, respectively. The provision reflects our assessment of the allowance for credit losses (the “ACL”) taking into consideration factors such as loan growth, loan mix, levels of non-performing and classified loans, economic conditions and loan net charge-offs.  While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors. See “Portfolio Loans and asset quality” for a discussion of the various components of the ACL and their impact on the provision for credit losses in 2021. See note #13 to the Condensed Consolidated Financial Statements included within this report for a discussion on industry concentrations.  In particular, the higher year-to-date provision for credit losses in 2020 included an $8.7 million (or 98.2%) increase in the qualitative/subjective portion of the allowance for loan losses.  That increase principally reflected the unique challenges and economic uncertainty resulting from the COVID-19 pandemic during the first half of 2020 and the potential impact on the loan portfolio.

Non-interest income.  Non-interest income is a significant element in assessing our results of operations. Non-interest income totaled $14.8 million during the second quarter of 2021 compared to $20.4 million in the second quarter of 2020.  For the first six months of 2021, non-interest income totaled $41.2 million compared to $31.4 million for the first six months of 2020.

Index
The components of non-interest income are as follows:

Non-Interest Income

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Interchange income	$3,453	$2,526	$6,502	$4,983
Service charges on deposit accounts	2,318	1,623	4,234	4,214
Net gains on assets
Mortgage loans	9,091	17,642	21,919	26,482
Securities available for sale	-	-	1,416	253
Mortgage loan servicing, net	(1,962)	(3,022)	3,205	(8,322)
Investment and insurance commissions	634	435	1,217	948
Bank owned life insurance	127	265	266	535
Other	1,110	898	2,418	2,278
Total non-interest income	$14,771	$20,367	$41,177	$31,371

Interchange income increased on both a comparative quarterly and year-to-date basis in 2021 as compared to 2020, primarily due to growth in debit card transaction volume (the second quarter of 2020 was adversely impacted by COVID-19 pandemic related shut-downs of businesses and stay at home mandates), a new switch contract that was initially effective in the fourth quarter of 2020 that increased revenues and joining a surcharge free ATM network in April 2020 that increased both interchange income and interchange expense.

Service charges on deposit accounts increased on a comparative quarterly basis and were relatively unchanged on a year-to-date basis in 2021 as compared to 2020.  The quarterly increase was principally due to an increase in non-sufficient funds occurrences (and related fees) In particular, the second quarter of 2020 was impacted by COVID-19 pandemic related business shut-downs and stay at home mandates that reduced checking account activity.

Index
Net gains on mortgage loans declined in 2021 from 2020 on both a quarterly and a year-to-date basis. Mortgage loan activity is summarized as follows:

Mortgage Loan Activity

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Mortgage loans originated	$473,742	$470,626	$982,745	$781,704
Mortgage loans sold	306,789	379,048	684,207	641,308
Net gains on mortgage loans	9,091	17,642	21,919	26,482
Net gains as a percent of mortgage loans sold ("Loan Sales Margin")	2.96%	4.65%	3.20%	4.13%
Fair value adjustments included in the Loan Sales Margin	(0.08)	1.14	(0.57)	0.99

Mortgage loans originated increased in 2021 as compared to 2020 due primarily to an increase in purchase money mortgages reflecting strong home sales in many of our markets.  Mortgage loan refinance volumes declined by 30.6% in the second quarter of 2021 as compared to 2020 as higher mortgage loan interest rates in 2021 reduced this activity.  Mortgage loans sold decreased in the second quarter of 2021 as compared to 2020 due to a lower mix of salable loans in our origination volumes. Net gains on mortgage loans also decreased in 2021 as compared to 2020 due principally to fair value adjustments as discussed below.

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

Our Loan Sales Margin is impacted by several factors including competition and the manner in which the loan is sold. Net gains on mortgage loans are also impacted by recording fair value accounting adjustments.  Excluding these fair value accounting adjustments, the Loan Sales Margin would have been 3.04% and 3.51% in the second quarters of 2021 and 2020, respectively and 3.77% and 3.14% for the comparative 2021 and 2020 year-to-date periods, respectively.  The decline in the Loan Sales Margin (excluding fair value adjustments) in the second quarter of 2021 was generally due to lower primary-to-secondary market pricing spreads as market interest rates rose in 2021 (relative to 2020) and mortgage loan refinance volumes decreased.  The changes in the fair value accounting adjustments are primarily due to changes in the amount of commitments to originate mortgage loans for sale.

We recorded no net gains on securities available for sale in the comparative quarterly periods.  We recorded a net gain of $1.42 million and $0.25 million on securities available for sale for the first six months of 2021 and 2020, respectively.  We recorded no net impairment losses in either 2021 or 2020 on securities available for sale.  See “Securities” below and note #3 to the Condensed Consolidated Financial Statements.

Index
Mortgage loan servicing, net, generated a loss of $2.0 million and $3.0 million in the second quarters of 2021 and 2020, respectively. For the first six months of 2021 and 2020, mortgage loan servicing, net, generated income of $3.2 million and a loss of $8.3 million, respectively.  The significant variances in mortgage loan servicing, net are primarily due to changes in the fair value of capitalized mortgage loan servicing rights associated with changes in mortgage loan interest rates and expected future prepayment levels. Mortgage loan servicing, net activity is summarized in the following table:

Mortgage Servicing Revenue

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Mortgage loan servicing	(In thousands)
Revenue, net	$1,876	$1,646	$3,786	$3,319
Fair value change due to price	(2,426)	(2,921)	2,214	(8,852)
Fair value change due to pay-downs	(1,412)	(1,747)	(2,795)	(2,789)
Total	$(1,962)	$(3,022)	$3,205	$(8,322)

Activity related to capitalized mortgage loan servicing rights is as follows:

Capitalized Mortgage Loan Servicing Rights

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Balance at beginning of period	$23,530	$14,829	$16,904	$19,171
Originated servicing rights capitalized	2,739	3,611	6,108	6,243
Change in fair value	(3,838)	(4,667)	(581)	(11,641)
Balance at end of period	$22,431	$13,773	$22,431	$13,773

At June 30, 2021 we were servicing approximately $3.14 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 3.57% and a weighted average service fee of approximately 25.6 basis points. Capitalized mortgage loan servicing rights at June 30, 2021 totaled $22.4 million, representing approximately 71.4 basis points on the related amount of mortgage loans serviced for others.

Investment and insurance commissions represent revenues generated on the sale or management of investments and insurance for our customers.  These revenues increased on both a quarterly and year-to-date basis in 2021 as compared to 2020, primarily due to growth in assets under management and in annuity sales (reflecting customers seeking alternatives to traditional fixed income products such as time deposits given the prolonged low interest rate environment).

Income from bank owned life insurance (“BOLI”) declined on both a comparative quarterly and year-to-date basis in 2021 compared to 2020 reflecting a lower crediting rate on our cash surrender value. Our BOLI separate account is primarily invested in agency mortgage-backed securities. The crediting rate (on which the earnings are based) reflects the performance of the separate account.  The total cash surrender value of our BOLI was $55.4 million and $55.2 million at June 30, 2021 and December 31, 2020, respectively.

Index
Other non-interest income increased on both a comparative quarterly and year-to-date basis in 2021 as compared to 2020 due primarily to increases in credit card and merchant processing revenue and commercial loan swap fee income.  These revenues and fees were adversely impacted in the first half of 2020 by COVID-19 pandemic related business shut-downs and stay at home mandates.

Non-interest expense.  Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure.

Non-interest expense increased by $5.2 million to $32.5 million and increased by $6.5 million to $62.6 million during the three- and six-month periods ended June 30, 2021, respectively, compared to the same periods in 2020.

Index
The components of non-interest expense are as follows:

Non-Interest Expense

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Compensation	$11,136	$9,668	$21,257	$20,371
Performance-based compensation	4,783	3,809	9,075	5,930
Payroll taxes and employee benefits	3,964	2,802	8,073	6,487
Compensation and employee benefits	19,883	16,279	38,405	32,788
Data processing	2,576	1,590	4,950	3,945
Occupancy, net	2,153	2,159	4,496	4,619
Interchange expense	1,201	726	2,149	1,585
Furniture, fixtures and equipment	1,034	1,090	2,037	2,126
Communications	777	800	1,658	1,603
Loan and collection	859	756	1,618	1,561
Conversion related expenses	1,143	346	1,361	402
Legal and professional	522	468	1,021	861
Advertising	164	364	653	1,047
FDIC deposit insurance	307	430	637	800
Amortization of intangible assets	243	255	485	510
Supplies	170	203	344	387
Correspondent bank service fees	115	94	215	193
Provision for loss reimbursement on sold loans	25	77	59	114
Branch closure costs	-	417	-	417
Costs (recoveries) related to unfunded lending commitments	26	111	(6)	230
Net (gains) losses on other real estate and repossessed assets	6	(9)	(174)	100
Other	1,332	1,190	2,649	2,777
Total non-interest expense	$32,536	$27,346	$62,557	$56,065

Compensation and employee benefits expenses, in total, increased $3.6 million on a quarterly comparative basis and increased $5.6 million for the first six months of 2021 compared to the same periods in 2020.

Compensation expense increased by $1.5 million and $0.9 million in the second quarter and first six months of 2021, respectively, compared to the same periods in 2020.  These comparative increases in 2021 were primarily due to higher overtime levels (particularly in the second quarter of 2021 related to the May 2021 core data processing system conversion) and by salary increases that were predominantly effective on January 1, 2021.

Performance-based compensation increased by $1.0 million and $3.1 million in the second quarter and first six months of 2021, respectively, compared to the same periods in 2020.  The increases primarily reflect the changes in the accrual for anticipated incentive compensation based on our estimated full-year performance as compared to goals.

Payroll taxes and employee benefits increased by $1.2 million and $1.6 million in the second quarter and first six months of 2021, respectively, compared to the same periods in 2020, due primarily to increases in payroll taxes (reflecting higher compensation costs), in our 401(k) plan match and in health care costs (due to increased claims in 2021).  Health care claims in 2020 were relatively low in part due to the COVID-19 pandemic that resulted in the closing of many medical and dental facilities during that time period except for emergency care during Michigan’s “stay home, stay safe” period.  In addition, our prescription drug rebate received in the second quarter and first six months of 2021 was $0.2 million lower than the prescription drug rebate received in the comparable year ago periods.

Index
Occupancy, net, furniture, fixtures and equipment, communications, supplies, correspondent bank service fees and other non-interest expenses were all relatively unchanged on a comparative quarterly and year-to-date basis in 2021 as compared to 2020.

Data processing expense increased by $1.0 million for both the second quarter and first six months of 2021, respectively, compared to the same periods in 2020.  The second quarter and first six months of 2020 included a $0.9 million reduction of expenses (compared to reductions of $0.3 million and $0.7 million in the second quarter and first six months of 2021, respectively) associated with a cost savings agreement related to core data processing services that was executed in the second quarter of 2020.  The remainder of the increased costs in 2021 principally relate to new software and technology product/service additions.

Interchange expense primarily represents our third-party cost to process debit card transactions.  The increases in this expense in 2021 on both a comparative quarterly and year-to-date basis as compared to 2020 are due principally to changes in transaction volume and transaction channel mix.

Loan and collection expense reflects costs related to new lending activity as well as the management and collection of non-performing loans and other problem credits.  These costs increased in 2021 on both a comparative quarterly and year-to-date basis as compared to 2020 due primarily to higher loan origination activity.

Conversion related expenses totaled $1.1 million and $1.4 million for the second quarter and first six months of 2021, respectively, compared to $0.3 million and $0.4 million for the second quarter and first six months of 2020, respectively.  We began a process to convert our core data processing system to a new system hosted by a different vendor in early 2020 and completed this conversion in May 2021.  These expenses represent costs incurred for assistance from our existing vendor and fees from consultants who are assisting us in this conversion.

Legal and professional fees increased by approximately $0.1 million and $0.2 million in 2021 on both a comparative quarterly and year-to-date basis, respectively, as compared to 2020, due primarily to an increase in both internal (outsourced) and external audit fees and certain contract renewal consulting fees.

Advertising expense decreased by approximately $0.2 million and $0.4 million in 2021 on a comparative quarterly and year-to-date basis, respectively, as compared to 2020, due primarily to an increased reimbursement from our debit card provider for certain eligible marketing costs that we incurred and reduced levels of advertising in certain channels.

FDIC deposit insurance expense decreased in 2021 on both a comparative quarterly and year-to-date basis as compared to 2020, as a decrease in our assessment rate was only partially offset by growth in our total assets.

Index
The amortization of intangible assets relates to the TCSB acquisition and prior branch acquisitions and the amortization of the deposit customer relationship value, including core deposit value, which was acquired in connection with those acquisitions. We had remaining unamortized intangible assets of $3.8 million and $4.3 million at June 30, 2021 and December 31, 2020, respectively. See note #7 to the Condensed Consolidated Financial Statements for a schedule of future amortization of intangible assets.

The provision for loss reimbursement on sold loans represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae, Freddie Mac, Ginnie Mae and the Federal Home Loan Bank of Indianapolis).  The reserve for loss reimbursements on sold mortgage loans totaled $1.1 million and $1.0 million at June 30, 2021 and December 31, 2020, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition.

Branch closure costs totaled $0.4 million for both the second quarter and first six months of 2020.  We closed eight Bank branches (two on June 26, 2020 and six on July 31, 2020).  These costs primarily represent write-downs of fixed assets (buildings, furniture and equipment) and lease assets.

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

Income tax expense.  We recorded an income tax expense of $2.7 million and $7.8 million in the second quarter and the first six months of 2021, respectively. This compares to an income tax expense of $3.5 million and $4.5 million in the second quarter and the first six months of 2020, respectively.

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

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at June 30, 2021 and 2020 and at December 31, 2020 that the realization of substantially all of our deferred tax assets continues to be more likely than not.

Index
Financial Condition

Summary.  Our total assets increased by $257.3 million during the first six months of 2021.  Loans, excluding loans held for sale, were $2.81 billion at June 30, 2021, compared to $2.73 billion at December 31, 2020.  All loan categories have increased during the first half of 2021.  (See "Portfolio Loans and asset quality.")

Deposits totaled $3.86 billion at June 30, 2021, an increase of $225.1 million from December 31, 2020.  The increase in deposits is primarily due to growth in non-interest bearing deposits, savings and interest bearing checking deposits and reciprocal deposits that were partially offset by a decline in time and brokered deposits.

The increase in commercial loans in the first six months of 2021 is due primarily to loans extended under the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”).  The PPP (for new loans) ended on May 31, 2021.  The increase in deposits is due in part to the significant liquidity that has been injected into the economy through government programs, such as the PPP, as well as by monetary actions by the Federal Reserve Bank, all in response to the COVID-19 pandemic.

As the various government stimulus programs in response to the COVID-19 pandemic end or taper, it is unclear what the impact will be on our levels of Portfolio Loans and deposits.  However, our liquidity and funding contingency plans take into account the possibility of reductions in commercial loans and deposits during 2021.

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

Securities

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available for sale	(in thousands)
June 30, 2021	$1,312,668	$20,780	$2,788	$1,330,660
December 31, 2020	1,052,132	21,431	1,404	1,072,159

Securities available for sale in unrealized loss positions are evaluated quarterly for impairment related to credit losses. For securities available for sale in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available for sale that do not meet this criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, adverse conditions specifically related to the security and the issuer and the impact of changes in market interest rates on the market value of the security, among other factors.  If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss), net of applicable taxes. No ACL for securities available for sale was needed at June 30, 2021.

Index
Sales of securities were as follows (See “Non-interest income.”):

Sales of Securities

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Proceeds	$3,000	$14,850	$81,178	$36,593

Gross gains	2	-	1,466	253
Gross losses	2	-	50	-
Net impairment charges	-	-	-	-
Net gains	$-	$-	$1,416	$253

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

A summary of our participation in the PPP (which ended on May 31, 2021 for new loans) follows:

Paycheck Protection Program Activity

	June 30, 2021		June 30, 2020
	Amount (#)	Amount	Amount (#)	Amount
	(Dollars in thousands)
Closed and outstanding at quarter end	1,707	$171,888	2,012	$259,351
Cumulative forgiveness applications submitted to the SBA	2,048	240,558	-	-
Net fees accreted into interest income for the quarter	n/a	1,813	n/a	977
Net fees accreted into interest income year-to-date	n/a	3,895	n/a	977
Unaccreted net fees remaining at quarter end	n/a	5,810	n/a	7,736

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

Index
A summary of accommodations as of June 30, 2021 follows:

Commercial and Retail Loan COVID-19 Accomodations

	Covid-19 Accomodations		Total	% of Total
Loan Category	Loans (#)	Loans ($)	Loans	Loans

Commercial	-	$-	$1,244,547	0.0%
Mortgage	82	12,416	1,045,108	1.2%
Installment	18	327	524,904	0.1%
Total	100	$12,743	$2,814,559	0.5%
Mortgage loans serviced for others(1)	150	$20,231	$3,142,812	0.6%

1)	We have delegated authority from all investors to grant these deferrals on their behalf.

A summary of our Portfolio Loans follows:

	June 30,	December 31,
	2021	2020
	(In thousands)
Real estate(1)
Residential first mortgages	$818,540	$792,762
Residential home equity and other junior mortgages	124,184	138,128
Construction and land development	234,181	232,693
Other(2)	675,207	669,150
Consumer	519,621	468,090
Commercial	438,463	429,011
Agricultural	4,363	3,844
Total loans	$2,814,559	$2,733,678

(1)	Includes both residential and non-residential commercial loans secured by real estate.
(2)	Includes loans secured by multi-family residential and non-farm, non-residential property.

Index
Non-performing assets (1)

	June 30,	December 31,
	2021	2020
	(Dollars in thousands)
Non-accrual loans	$5,531	$8,312
Loans 90 days or more past due and still accruing interest	14	-
Subtotal	5,545	8,312
Less: Government guaranteed loans	427	439
Total non-performing loans	5,118	7,873
Other real estate and repossessed assets	296	766
Total non-performing assets	$5,414	$8,639

As a percent of Portfolio Loans
Non-performing loans	0.18%	0.29%
Allowance for credit losses	1.63	1.30
Non-performing assets to total assets	0.12	0.21
Allowance for credit losses as a percent of non-performing loans	897.34	450.01

(1)  Excludes loans classified as "troubled debt restructured" that are not past due.

Troubled debt restructurings ("TDR")

	June 30, 2021
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDR's	$4,948	$34,561		$39,509
Non-performing TDR's (2)	-	1,165	(3)	1,165
Total	$4,948	$35,726		$40,674

	December 31, 2020
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDR's	$7,956	$36,385		$44,341
Non-performing TDR's (2)	1,148	1,584	(3)	2,732
Total	$9,104	$37,969		$47,073

(1)	Retail loans include mortgage and installment loan portfolio segments.
(2)	Included in non-performing assets table above.
(3)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

Index
Non-performing loans decreased by $2.8 million since year-end 2020 as all loan categories have declined, reflecting improving economic conditions and the Company’s ongoing collection efforts.  Our collection and resolution efforts have generally resulted in a positive trend in non-performing loans. Also see Part II, Item 1A. Risk Factors below regarding the COVID-19 pandemic and the potential negative impact on the level of non-performing loans and assets in the future.

Non-performing loans exclude performing loans that are classified as TDRs. Performing TDRs totaled $39.5 million, or 1.4% of total Portfolio Loans, and $44.3 million, or 1.6% of total Portfolio Loans, at June 30, 2021 and December 31, 2020, respectively. The decrease in the amount of performing TDRs in the first six months of 2021 reflects a decrease in both commercial and retail performing TDRs.

Other real estate and repossessed assets totaled $0.3 million and $0.8 million at June 30, 2021, and December 31, 2020, respectively.

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.

The following tables reflect activity in our ACL on loans and ACL for unfunded lending commitments as well as the allocation of our ACL on loans.

Allowance for credit losses on loans and unfunded lending commitments

	Six months ended
	June 30,
	2021		2020
		Unfunded		Unfunded
	Loans	Commitments	Loans	Commitments
	(Dollars in thousands)
Balance at beginning of period	$35,429	$1,805	$26,148	$1,542
Additions (deductions)
Impact of adoption of ASC 326	11,574	1,469	-	-
Provision for credit losses (1)	(1,899)	-	11,909	-
Initial allowance on loans purchased with credit deterioration	134	-	-	-
Recoveries credited to allowance	1,434	-	1,754	-
Loans charged against the allowance	(746)	-	(5,311)	-
Additions (recoveries) included in non-interest expense	-	(6)	-	230
Balance at end of period	$45,926	$3,268	$34,500	$1,772

Net loans charged (recovered) against the allowance to average Portfolio Loans	(0.08)%		0.26%

(1) Beginning January 1, 2021, calculation is based on CECL methodology.  Prior to January 1, 2021, calculation was based on the probable incurred loss methodology.

Index
Allocation of the Allowance for Credit Losses (1)

	June 30,	January 1,
	2021	2021
	(Dollars in thousands)
Specific allocations	$1,451	$2,452
Pooled analysis allocations	30,277	30,796
Additional allocations based on subjective factors	14,198	13,889
Total	$45,926	$47,137

(1)	January 1, 2021 includes impact of the adoption of CECL.

Beginning January 1, 2021, we calculated the ACL using the current expected credit losses methodology. As of January 1, 2021, we increased the ACL for loans by $11.7 million and increased the ACL for unfunded loan commitments by $1.5 million.

Some loans will not be repaid in full. Therefore, an ACL is maintained at a level which represents our best estimate of expected credit losses. Our ACL is comprised of three principal elements: (i) specific analysis of individual loans identified during the review of the loan portfolio, (ii) pooled analysis of loans with similar risk characteristics based on historical experience, adjusted for current conditions, reasonable and supportable forecasts, and expected prepayments, and (iii) additional allowances based on subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or the general terms of the loan portfolios. See note #4 to the Condensed Consolidated Financial Statements included within this report for further discussion on the ACL.

While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.

The ACL decreased $1.2 million to $45.9 million at June 30, 2021 from $47.1 million at January 1, 2021 (CECL adoption date) and was equal to 1.63% of total Portfolio Loans at June 30, 2021.

Two of the three components of the ACL outlined above decreased since our CECL adoption date. The ACL related to specific loans decreased $1.0 million due primarily to a $4.8 million decrease in the amount of such loans.  The ACL related to pooled analysis of loans decreased $0.5 million due primarily to slightly lower reserve allocations reflecting an improvement in economic forecasts (particularly for lower unemployment levels) that was partially offset by loan growth in 2021. The ACL related to subjective factors increased $0.3 million due primarily loan growth in 2021.

Deposits and borrowings.  Historically, the loyalty of our customer base has allowed us to price deposits competitively, contributing to a net interest margin that generally compares favorably to our peers. However, we still face a significant amount of competition for deposits within many of the markets served by our branch network, which limits our ability to materially increase deposits without adversely impacting the weighted-average cost of core deposits.

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

Index
Deposits totaled $3.86 billion and $3.64 billion at June 30, 2021 and December 31, 2020, respectively.  The increase in deposits is primarily due to growth in non-interest bearing deposits, savings and interest bearing checking deposits and reciprocal deposits that were partially offset by a decline in time and brokered deposits.  Reciprocal deposits totaled $589.5 million and $556.2 million at June 30, 2021 and December 31, 2020, respectively. These deposits represent demand, money market and time deposits from our customers that have been placed through IntraFi Network.  This service allows our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.  The continued increase in reciprocal deposits is due in part to an automated sweep product that we introduced in mid-2018 as well as the marketing and sales efforts of our treasury management team.

We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be susceptible to outflow. At June 30, 2021, we had approximately $831.9 million of uninsured deposits. A reduction in core deposits would likely increase our need to rely on wholesale funding sources.

We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

Other borrowings, comprised primarily of advances from the FHLB, totaled $30.0 million at both June 30, 2021 and December 31, 2020.

As described above, we utilize wholesale funding, including federal funds purchased, FHLB and FRB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At June 30, 2021, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $622.4 million, or 16.0% of total funding (deposits and all borrowings, excluding subordinated debt and debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all.  Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.

We historically employed derivative financial instruments to manage our exposure to changes in interest rates.  During the first six months of 2021 and 2020, we entered into $15.6 million and $10.6 million (aggregate notional amounts), respectively, of interest rate swaps with commercial loan customers, which were offset with interest rate swaps that the Bank entered into with a broker-dealer. We recorded $0.3 million and $0.2 million of fee income related to these transactions during the first six months of 2021 and 2020, respectively. See note #6 to the Condensed Consolidated Financial Statements included within this report for more information on our derivative financial instruments.

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

At June 30, 2021, we had $209.3 million of time deposits that mature in the next 12 months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $3.55 billion of our deposits at June 30, 2021, were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.

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

We also believe that the available cash on hand at the parent company (including time deposits) of approximately $48.6 million as of June 30, 2021 provides sufficient liquidity resources at the parent company to meet operating expenses, to make interest payments on the subordinated debt and debentures, and, along with dividends from the Bank, to pay projected cash dividends on our common stock.

Effective management of capital resources is critical to our mission to create value for our shareholders. In addition to common stock, our capital structure also currently includes subordinated debt and cumulative trust preferred securities.

Index
Capitalization

	June 30,	December 31,
	2021	2020
	(In thousands)
Subordinated debt	$39,319	$39,281
Subordinated debentures	39,558	39,524
Amount not qualifying as regulatory capital	(543)	(505)
Amount qualifying as regulatory capital	78,334	78,300
Shareholders’ equity
Common stock	332,457	339,353
Retained earnings	55,101	40,145
Accumulated other comprehensive income	8,416	10,024
Total shareholders’ equity	395,974	389,522
Total capitalization	$474,308	$467,822

In May 2020, we issued $40.0 million of fixed to floating subordinated notes with a ten year maturity and a five year call option.  The initial coupon rate is 5.95% fixed for five years and then floats at the Secured Overnight Financing Rate (“SOFR”) plus 5.825%.  These notes are presented in the Condensed Consolidated Statement of Financial Condition under the caption “Subordinated debt” and the June 30, 2021 balance of $39.3 million is net of remaining unamortized deferred issuance costs of approximately $0.3 million that are being amortized through the maturity date into interest expense on other borrowings and subordinated debt and debentures in our Condensed Consolidated Statements of Operations.

We currently have four special purpose entities with $39.6 million of outstanding cumulative trust preferred securities as of June 30, 2021.  These special purpose entities issued common securities and provided cash to our parent company that in turn issued subordinated debentures to these special purpose entities equal to the trust preferred securities and common securities. The subordinated debentures represent the sole asset of the special purpose entities. The common securities and subordinated debentures are included in our Condensed Consolidated Statements of Financial Condition.

The FRB has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at June 30, 2021 and December 31, 2020.

Common shareholders’ equity increased to $396.0 million at June 30, 2021, from $389.5 million at December 31, 2020, due primarily to our net income that was partially offset by a $10.3 million reduction in retained earnings related to the adoption of CECL, a $1.6 million decrease in our accumulated other comprehensive income, by share repurchases and by cash dividend payments. Our tangible common equity (“TCE”) totaled $363.9 million and $356.9 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 8.21% and 8.56% at June 30, 2021, and December 31, 2020, respectively.  TCE and the ratio of TCE to tangible assets are non-GAAP measures.  TCE represents total common equity less goodwill and other intangible assets.

Index
In December 2020, our Board of Directors authorized a 2021 share repurchase plan.  Under the terms of the 2021 share repurchase plan, we are authorized to buy back up 1,100,000, or approximately 5% of our outstanding common stock.  During the first six months of 2021, the Company repurchased 344,005 shares at a weighted average purchase price of $21.18 per share.

We pay a quarterly cash dividend on our common stock.  These dividends totaled $0.42 per share and $0.40 per share in the first six months of 2021 and 2020, respectively. We generally favor a dividend payout ratio between 30% and 50% of net income.

As of June 30, 2021 and December 31, 2020, our Bank (and holding company) continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards (also see note #10 to the Condensed Consolidated Financial Statements included within this report).

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

Index
CHANGES IN MARKET VALUE OF PORTFOLIO EQUITY AND NET INTEREST INCOME

	Market
	Value of		Net
	Portfolio	Percent	Interest	Percent
Change in Interest Rates	Equity(1)	Change	Income(2)	Change
	(Dollars in thousands)
June 30, 2021
200 basis point rise	$518,400	3.64%	$133,500	4.22%
100 basis point rise	530,700	6.10	132,000	3.04
Base-rate scenario	500,200	-	128,100	-
100 basis point decline	445,700	(10.90)	122,000	(4.76)

December 31, 2020
200 basis point rise	$494,600	15.02%	$125,200	4.16%
100 basis point rise	483,200	12.37	123,700	2.91
Base-rate scenario	430,000	-	120,200	-
100 basis point decline	395,500	(8.02)	114,900	(4.41)

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

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended June 30, 2021, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended June 30, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since the U.S. Food and Drug Administration (FDA) issued its first emergency use authorization for a COVID-19 vaccine on December 11, 2020, more than two-thirds of the adult population in the U.S. has received at least one vaccination.  As of July 12, 2021, 62.4% of Michigan residents ages 16 and older have had at least one vaccination. Widespread vaccinations have slowed the spread of the virus. Effective June 22, 2021, the State of Michigan rescinded the emergency orders it implemented in response to the pandemic, including the rescission of restrictions on restaurant capacities and other restrictions on the size of in-person gatherings. Despite these positive developments, the pandemic continues to cause a great deal of economic uncertainty and disruption to financial and other markets, including as a result of concerns relating to possible variants of the original virus.

As a result of the pandemic, the related governmental responses, and the ongoing uncertainty, our business, results of operations, and financial condition may be adversely affected by a number of factors that could impact us and our customers, including but not limited to:

∙	business closures and higher than normal levels of unemployment may cause increases in loan delinquencies, foreclosures and defaults;
∙	increases in our allowance for credit losses may be necessary;
∙	declines in collateral values may occur;
∙	third party disruptions may occur, including outages at network providers, on-line banking vendors and other suppliers;
∙	there is increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity;
∙	we may experience operational failures due to changes in our normal business practices necessitated by the pandemic and related governmental actions; and/or
∙	our production and efficiency may suffer due to employee illnesses and/or employees having to work remotely.

Given the ongoing uncertainty with respect to the pandemic and potential governmental responses, these risk factors may continue to some degree for a significant period of time.

The risks presented by the pandemic have caused us to modify many of our business practices.  Since the start of the pandemic, varying levels of our employee base have been working remotely.  We have also expanded sick and vacation time for certain employees.  Given the recent changes in workplace guidance as a result of the progress with vaccinations, we are moving to a hybrid work model.  Depending on an employee’s position and responsibilities, some employees may continue to function either fully or partially out of the office while others will return to the office on a full-time basis.  We may take further actions as may be required or as we determine to be prudent.  There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19.  Similarly, while we hope vaccinations will lessen the impact of the virus on our business, there is still a significant degree of uncertainty with respect to the potential impact of widespread vaccinations and the spread of possible virus variants.

Index
The extent to which the COVID-19 pandemic may impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict.  Those developments and factors are expected to include the evolution of the virus and possible virus variants, the number of people who become vaccinated, actions taken by governmental authorities to address the foregoing, and how quickly and to what extent normal economic and operating conditions can resume. We do not yet know the full extent of the impact.  However, the effects could have a material adverse impact on our business, asset valuations, financial condition and results of operations. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, securities available for sale, loans, capitalized mortgage loan servicing rights or deferred tax assets.

As a participating lender in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), the Company and the Bank are subject to additional risks regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), was signed into law which included a $349 billion loan program administered through the SBA referred to as the Paycheck Protection Program ("PPP").   Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enrolled in the PPP, subject to numerous limitations and eligibility criteria ("First Draw Loans").  First Draw Loans are eligible for forgiveness, subject to numerous limitations.  The Bank is participating as a lender in the PPP.

The PPP opened on April 3, 2020; however, because of the short timeframe between the enactment of the CARES Act and the opening of the PPP, there was and is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes us to potential risks relating to noncompliance with the PPP.  Since the enactment of the CARES Act, the SBA and U.S. Department of Treasury have provided additional guidance and clarity on the PPP through the issuance of approximately 30 interim final rules implementing the PPP.

Through various subsequent laws, including the Paycheck Protection Program and Health Care Enhancement Act and the Paycheck Protection Program Flexibility Act, the PPP was expanded to include an additional $310 billion in funding and extended through August 8, 2020.  Such laws also allowed more time to spend the funds and eased some of the limitations and restrictions to obtaining forgiveness of PPP loans.

On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (‘‘Economic Aid Act’’) was signed into law which allocated an additional $284 billion in funding for the PPP.  The Economic Aid Act reopened First Draw Loans with generally the same terms and conditions as originally enacted under the CARES Act while clarifying eligibility and ineligibility for certain entities and expanding the permitted uses of PPP funds. In addition, the Economic Aid Act simplified the loan forgiveness process for PPP loans of $150,000 or less. The Economic Aid Act also established second draw loans for entities that have already used their First Draw Loan proceeds, subject to numerous limitations and eligibility criteria ("Second Draw Loans").  Second Draw Loans are eligible for forgiveness similar to First Draw Loans, subject to limitations set forth in the Economic Aid Act.

Index
As of June 30, 2021, we had 1,707 First Draw Loans and Second Draw Loans outstanding with a total balance of $171.9 million, and the SBA had approved $238.3 million in First Draw Loans and Second Draw Loans for forgiveness.

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

We also have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP.  The SBA reserves the right to audit PPP loans for six years after the loan is paid or forgiven in full.  In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

Index
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of the Company's common stock in lieu of fees otherwise payable to the director for his or her service as a director.  A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board.  Pursuant to this Plan, during the second quarter of 2021, the Company issued 420 shares of common stock to non-employee directors on a current basis and 3,666 shares of common stock to the trust for distribution to directors on a deferred basis.  These shares were issued on April 1, 2021 representing aggregate fees of $0.09 million. The shares on a current basis were issued at a price of $23.64 per share and the shares on a deferred basis were issued at a price of $21.28 per share, representing 90% of the fair value of the shares on the credit date.   The price per share was the consolidated closing bid price per share of the Company's common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules.  The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

The following table shows certain information relating to repurchases of common stock for the three-months ended June 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
April 2021	4,521	$23.74	-	919,333
May 2021	51,454	22.92	51,220	868,113
June 2021	112,118	22.40	112,118	755,995
Total	168,093	$22.59	163,338	755,995

(1)
April and June include 4,521 shares and 234 shares, respectively, withheld from the shares that would otherwise have been issued to certain officers in order to satisfy tax withholding obligations resulting from the vesting of restricted stock as well as satisfy tax withholding obligations and stock option exercise price resulting from the exercise of stock options.

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

Date	August 6, 2021	By	/s/ Gavin A. Mohr
Gavin A. Mohr, Principal Financial Officer

Date	August 6, 2021	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer