Form 10-Q
period 2021-09-30
INDEPENDENT BANK CORP /MI/
filed 2021-11-05
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2021

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
YES ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, no par value, 21,276,999 as of November 4, 2021.

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

Index
Part I - Item 1.	INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	September 30, 2021	December 31, 2020
	(Unaudited)
	(In thousands, except share amounts)
Assets
Cash and due from banks	$49,946	$56,006
Interest bearing deposits	75,675	62,699
Cash and Cash Equivalents	125,621	118,705
Securities available for sale	1,348,378	1,072,159
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	18,427	18,427
Loans held for sale, carried at fair value	78,731	92,434
Loans
Commercial	1,222,802	1,242,415
Mortgage	1,100,992	1,015,926
Installment	560,184	475,337
Total Loans	2,883,978	2,733,678
Allowance for credit losses (1)	(46,799)	(35,429)
Net Loans	2,837,179	2,698,249
Other real estate and repossessed assets, net	224	766
Property and equipment, net	36,623	36,127
Bank-owned life insurance	55,124	55,180
Capitalized mortgage loan servicing rights, carried at fair value	24,208	16,904
Other intangibles	3,579	4,306
Goodwill	28,300	28,300
Accrued income and other assets	65,946	62,456
Total Assets	$4,622,340	$4,204,013

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$1,297,096	$1,153,473
Savings and interest-bearing checking	1,803,763	1,526,465
Reciprocal	596,193	556,185
Time	312,085	287,402
Brokered time	2,931	113,830
Total Deposits	4,012,068	3,637,355
Other borrowings	30,007	30,012
Subordinated debt	39,338	39,281
Subordinated debentures	39,575	39,524
Accrued expenses and other liabilities	101,321	68,319
Total Liabilities	4,222,309	3,814,491
Commitments and contingent liabilities
Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 21,321,092 shares at September 30, 2021 and 21,853,800 shares at December 31, 2020	326,390	339,353
Retained earnings	66,543	40,145
Accumulated other comprehensive income	7,098	10,024
Total Shareholders’ Equity	400,031	389,522
Total Liabilities and Shareholders’ Equity	$4,622,340	$4,204,013

(1)	Beginning January 1, 2021, calculation is based on CECL methodology. Prior to January 1, 2021, calculation was based on the probable incurred loss methodology.

See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
	(In thousands, except per share amounts)
Interest Income
Interest and fees on loans	$30,132	$30,393	$86,328	$92,020
Interest on securities available for sale
Taxable	3,922	3,450	10,374	9,356
Tax-exempt	1,597	954	4,525	2,137
Other investments	204	237	629	854
Total Interest Income	35,855	35,034	101,856	104,367
Interest Expense
Deposits	1,090	2,062	3,488	9,150
Other borrowings and subordinated debt and debentures	962	1,006	2,888	2,598
Total Interest Expense	2,052	3,068	6,376	11,748
Net Interest Income	33,803	31,966	95,480	92,619
Provision for credit losses (1)	(659)	975	(2,558)	12,884
Net Interest Income After Provision for Credit Losses	34,462	30,991	98,038	79,735
Non-interest Income
Interchange income	4,237	3,428	10,739	8,411
Service charges on deposit accounts	2,944	2,085	7,178	6,299
Net gains on assets
Mortgage loans	8,361	20,205	30,280	46,687
Securities available for sale	5	-	1,421	253
Mortgage loan servicing, net	1,271	(644)	4,476	(8,966)
Other	2,877	1,937	6,778	5,698
Total Non-interest Income	19,695	27,011	60,872	58,382
Non-interest Expense
Compensation and employee benefits	21,659	21,954	60,064	54,742
Data processing	3,022	2,215	7,972	6,160
Occupancy, net	2,082	2,199	6,578	6,818
Interchange expense	1,202	831	3,351	2,416
Furniture, fixtures and equipment	1,075	999	3,112	3,125
Loan and collection	735	768	2,353	2,329
Communications	683	806	2,341	2,409
Conversion related expenses	275	643	1,636	1,045
Legal and professional	513	566	1,534	1,427
Advertising	666	589	1,319	1,636
FDIC deposit insurance	346	411	983	1,211
Other	2,254	1,660	5,826	6,388
Total Non-interest Expense	34,512	33,641	97,069	89,706
Income Before Income Tax	19,645	24,361	61,841	48,411
Income tax expense	3,683	4,777	11,454	9,245
Net Income	$15,962	$19,584	$50,387	$39,166
Net Income Per Common Share
Basic	$0.74	$0.90	$2.32	$1.78
Diluted	$0.73	$0.89	$2.30	$1.76

(1)	Beginning January 1, 2021, calculation is based on CECL methodology. Prior to January 1, 2021, calculation was based on the probable incurred loss methodology.

See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(Unaudited - In thousands)

Net income	$15,962	$19,584	$50,387	$39,166
Other comprehensive income (loss)
Securities available for sale
Unrealized gains (losses) arising during period	(1,663)	2,675	(2,282)	12,599
Change in unrealized gains and losses for which a portion of other than temporary impairment has been recognized in earnings	-	15	-	(66)
Reclassification adjustments for gains included in earnings	(5)	-	(1,421)	(253)
Unrealized gains (losses) recognized in other comprehensive income (loss) on securities available for sale	(1,668)	2,690	(3,703)	12,280
Income tax expense (benefit)	(350)	565	(777)	2,579
Unrealized gains (losses) recognized in other comprehensive income (loss) on securities available for sale, net of tax	(1,318)	2,125	(2,926)	9,701
Derivative instruments
Unrealized losses arising during period	-	(26)	-	(354)
Reclassification adjustment for expense recognized in earnings	-	310	-	646
Unrealized gains recognized in other comprehensive income (loss) on derivative instruments	-	284	-	292
Income tax expense	-	59	-	61
Unrealized gains recognized in other comprehensive income (loss) on derivative instruments, net of tax	-	225	-	231
Other comprehensive income (loss)	(1,318)	2,350	(2,926)	9,932
Comprehensive income	$14,644	$21,934	$47,461	$49,098

See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2021	2020
	(Unaudited - In thousands)
Net Income	$50,387	$39,166
Adjustments to Reconcile Net Income to Net Cash From Operating Activities
Proceeds from sales of loans held for sale	986,440	1,074,284
Disbursements for loans held for sale	(952,038)	(1,057,544)
Provision for credit losses (1)	(2,558)	12,884
Deferred income tax expense (benefit)	820	(2,140)
Net deferred loan fees (costs)	(5,208)	5,227
Net depreciation, amortization of intangible assets and premiums and accretion of discounts on securities and loans	9,276	5,962
Net gains on mortgage loans	(30,280)	(46,687)
Net gains on securities available for sale	(1,421)	(253)
Share based compensation	1,446	1,506
Increase in accrued income and other assets	(10,537)	(1,564)
Increase in accrued expenses and other liabilities	9,585	7,397
Total Adjustments	5,525	(928)
Net Cash From Operating Activities	55,912	38,238
Cash Flow Used in Investing Activities
Proceeds from the sale of securities available for sale	81,683	36,593
Proceeds from maturities, prepayments and calls of securities available for sale	306,515	197,098
Purchases of securities available for sale	(648,113)	(639,166)
Proceeds from the maturity of interest bearing deposits - time	-	350
Purchase of Federal Home Loan Bank stock	-	(68)
Net increase in portfolio loans (loans originated, net of principal payments)	(142,164)	(167,506)
Proceeds from the sale of portfolio loans	9,581	2,395
Proceeds from bank-owned life insurance	467	1,441
Proceeds from the sale of other real estate and repossessed assets	960	564
Capital expenditures	(4,538)	(2,603)
Net Cash Used in Investing Activities	(395,609)	(570,902)
Cash Flow From Financing Activities
Net increase in total deposits	374,713	561,018
Net decrease in other borrowings	(5)	(25,001)
Proceeds from Federal Home Loan Bank Advances	-	239,254
Payments of Federal Home Loan Bank Advances	-	(272,910)
Proceeds from issuance of subordinated debt, net of issuance costs	-	39,236
Dividends paid	(13,686)	(13,239)
Proceeds from issuance of common stock	55	11
Repurchase of common stock	(13,773)	(13,784)
Share based compensation withholding obligation	(691)	(669)
Net Cash From Financing Activities	346,613	513,916
Net Increase (Decrease) in Cash and Cash Equivalents	6,916	(18,748)
Cash and Cash Equivalents at Beginning of Period	118,705	65,304
Cash and Cash Equivalents at End of Period	$125,621	$46,556
Cash paid during the period for
Interest	$5,865	$11,636
Income taxes	12,059	10,500
Operating leases	1,307	1,357
Transfers to other real estate and repossessed assets	216	332
Purchase of securities available for sale not yet settled	28,078	23,844
Securitization of portfolio loans	-	26,325
Right of use assets obtained in exchange for lease obligations	283	279

(1)	Beginning January 1, 2021, calculation is based on CECL methodology. Prior to January 1, 2021, calculation was based on the probable incurred loss methodology.

See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(Dollars in thousands, except per share amounts)
Balances at July 1, 2021	$332,457	$55,101	$8,416	$395,974
Net income, three months ended September 30, 2021	-	15,962	-	15,962
Cash dividends declared, $0.21 per share	-	(4,520)	-	(4,520)
Repurchase of 315,345 shares of common stock	(6,488)	-	-	(6,488)
Issuance of 1,200 shares of common stock	6	-	-	6
Share based compensation (issuance of 6,268 shares of common stock)	499	-	-	499
Share based compensation withholding obligation (withholding of 3,943 shares of common stock)	(84)	-	-	(84)
Other comprehensive loss	-	-	(1,318)	(1,318)
Balances at September 30, 2021	$326,390	$66,543	$7,098	$400,031

Balances at July 1, 2020	$338,989	$12,338	$3,796	$355,123
Net income, three months ended September 30, 2020	-	19,584	-	19,584
Cash dividends declared, $0.20 per share	-	(4,384)	-	(4,384)
Share based compensation (issuance of 10,583 shares of common stock)	497	-	-	497
Share based compensation withholding obligation (withholding of 5,398 shares of common stock)	(78)	-	-	(78)
Other comprehensive income	-	-	2,350	2,350
Balances at September 30, 2020	$339,408	$27,538	$6,146	$373,092

Balances at January 1, 2021	$339,353	$40,145	$10,024	$389,522
Adoption of ASU 2016-13	-	(10,303)	-	(10,303)
Balances at January 1, 2021, as adjusted	339,353	29,842	10,024	379,219
Net income, nine months ended September 30, 2021	-	50,387	-	50,387
Cash dividends declared, $0.63 per share	-	(13,686)	-	(13,686)
Repurchase of 659,350 shares of common stock	(13,773)	-	-	(13,773)
Issuance of 38,650 shares of common stock	55	-	-	55
Share based compensation (issuance of 124,214 shares of common stock)	1,446	-	-	1,446
Share based compensation withholding obligation (withholding of 36,222 shares of common stock)	(691)	-	-	(691)
Other comprehensive loss	-	-	(2,926)	(2,926)
Balances at September 30, 2021	$326,390	$66,543	$7,098	$400,031

Balances at January 1, 2020	$352,344	$1,611	$(3,786)	$350,169
Net income, nine months ended September 30, 2020	-	39,166	-	39,166
Cash dividends declared, $0.60 per share	-	(13,239)	-	(13,239)
Repurchase of 678,929 shares of common stock	(13,784)	-	-	(13,784)
Issuance of 11,917 shares of common stock	11	-	-	11
Share based compensation (issuance of 104,465 shares of common stock)	1,506	-	-	1,506
Share based compensation withholding obligation (withholding of 33,728 shares of common stock)	(669)	-	-	(669)
Other comprehensive income	-	-	9,932	9,932
Balances at September 30, 2020	$339,408	$27,538	$6,146	$373,092

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of September 30, 2021 and December 31, 2020, and the results of operations for the three and nine-month periods ended September 30, 2021 and 2020.  The results of operations for the three and nine-month periods ended September 30, 2021, are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made in the prior period condensed consolidated financial statements to conform to the current period presentation.  Our critical accounting policies include the determination of the allowance for credit losses (“ACL”) and the valuation of capitalized mortgage loan servicing rights.  Refer to our 2020 Annual Report on Form 10-K for a disclosure of our accounting policies.

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

We have formed a cross-functional project team to lead this transition from LIBOR to a planned adoption of reference rates which could include Secured Overnight Financing Rate (“SOFR”), amongst others. We are utilizing the timeline guidance published by the Alternative Reference Rates Committee to develop and achieve internal milestones during this transitional period. We will discontinue the use of new LIBOR-based loans no later than December 31, 2021, according to regulatory guidelines, and are operationally preparing for this change during the fourth quarter of 2021. We will also discontinue the use of LIBOR based interest rate derivatives no later than December 31, 2021. The amended guidance under Topic 848 and our ability to elect its temporary optional expedients and exceptions are effective for us through December 31, 2022. We expect to adopt the LIBOR transition relief allowed under this standard.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
3.	Securities

Securities available for sale consist of the following:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
September 30, 2021
U.S. agency	$13,278	$187	$47	$13,418
U.S. agency residential mortgage-backed	337,140	2,810	2,090	337,860
U.S. agency commercial mortgage-backed	18,473	161	26	18,608
Private label mortgage-backed	81,154	1,271	114	82,311
Other asset backed	174,488	1,653	20	176,121
Obligations of states and political subdivisions	555,155	9,983	916	564,222
Corporate	149,893	3,736	126	153,503
Trust preferred	1,974	-	148	1,826
Foreign government	499	10	-	509
Total	$1,332,054	$19,811	$3,487	$1,348,378

December 31, 2020
U.S. agency	$10,456	$305	$13	$10,748
U.S. agency residential mortgage-backed	340,224	4,951	593	344,582
U.S. agency commercial mortgage-backed	6,869	326	-	7,195
Private label mortgage-backed	41,429	1,539	139	42,829
Other asset backed	252,596	1,796	211	254,181
Obligations of states and political subdivisions	315,780	8,691	178	324,293
Corporate	82,307	3,807	97	86,017
Trust preferred	1,971	-	173	1,798
Foreign government	500	16	-	516
Total	$1,052,132	$21,431	$1,404	$1,072,159

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our investments’ gross unrealized losses and fair values aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2021
U.S. agency	$5,071	$44	$1,382	$3	$6,453	$47
U.S. agency residential mortgage-backed	135,320	1,923	19,297	167	154,617	2,090
U.S. agency commercial mortgage-backed	5,367	26	-	-	5,367	26
Private label mortgage-backed	18,628	88	2,110	26	20,738	114
Other asset backed	8,161	9	989	11	9,150	20
Obligations of states and political subdivisions	88,064	871	567	45	88,631	916
Corporate	27,380	125	90	1	27,470	126
Trust preferred	-	-	1,826	148	1,826	148
Total	$287,991	$3,086	$26,261	$401	$314,252	$3,487

December 31, 2020
U.S. agency	$1,469	$3	$2,329	$10	$3,798	$13
U.S. agency residential mortgage-backed	96,839	592	83	1	96,922	593
Private label mortgage-backed	11,838	95	2,050	44	13,888	139
Other asset backed	7,142	25	21,197	186	28,339	211
Obligations of states and political subdivisions	28,957	177	800	1	29,757	178
Corporate	1,924	97	-	-	1,924	97
Trust preferred	-	-	1,798	173	1,798	173
Total	$148,169	$989	$28,257	$415	$176,426	$1,404

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Securities available for sale in unrealized loss positions are evaluated quarterly for impairment related to credit losses. For securities available for sale in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available for sale that do not meet this criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, adverse conditions specifically related to the security and the issuer and the impact of changes in market interest rates on the market value of the security, among other factors.  If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss), net of applicable taxes. No ACL for securities available for sale was needed at September 30, 2021.  Accrued interest receivable on securities available for sale totaled $5.7 million at September 30, 2021 and is excluded from the estimate of credit losses.

U.S. agency, U.S. agency residential mortgage-backed and U.S. agency commercial mortgage-backed securities — at September 30, 2021, we had 14 U.S. agency, 57 U.S. agency residential mortgage-backed and 13 U.S. agency commercial mortgage-backed securities whose fair value is less than amortized cost. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses.  The unrealized losses are largely attributed to widening spreads to Treasury bonds and/or an increase in interest rates since acquisition.

Private label mortgage backed, other asset backed and corporate securities — at September 30, 2021, we had 21 private label mortgage backed, 10 other asset backed and 22 corporate securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and/or an increase in interest rates since acquisition.

Obligations of states and political subdivisions — at September 30, 2021, we had 193 municipal securities whose fair value is less than amortized cost. The unrealized losses are primarily due to an increase in interest rates since acquisition.

Trust preferred securities — at September 30, 2021, we had two trust preferred securities whose fair value is less than amortized cost. Both of our trust preferred securities are single issue securities issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities has suffered from credit spread widening. One of the securities is rated by a major rating agency as investment grade while the other one is non-rated. The non-rated issue is a relatively small bank and was never rated. The issuer of this non-rated trust preferred security, which had a total amortized cost of $1.0 million and total fair value of $0.86 million as of September 30, 2021, continues to have satisfactory credit metrics and make interest payments.

At September 30, 2021 management does not intend to liquidate any of the securities discussed above and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses.

We recorded no credit related charges in our Condensed Consolidated Statements of Operations related to securities available for sale during the nine month periods ended September 30, 2021 and 2020, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The amortized cost and fair value of securities available for sale at September 30, 2021, by contractual maturity, follow:

	Amortized Cost	Fair Value
	(In thousands)
Maturing within one year	$15,701	$15,849
Maturing after one year but within five years	125,299	128,338
Maturing after five years but within ten years	230,998	234,100
Maturing after ten years	348,801	355,191
	720,799	733,478
U.S. agency residential mortgage-backed	337,140	337,860
U.S. agency commercial mortgage-backed	18,473	18,608
Private label mortgage-backed	81,154	82,311
Other asset backed	174,488	176,121
Total	$1,332,054	$1,348,378

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

Gains and losses realized on the sale of securities available for sale are determined using the specific identification method and are recognized on a trade-date basis.  A summary of proceeds from the sale of securities available for sale and gains and losses for the nine month periods ending September 30, follows:

		Realized
	Proceeds	Gains	Losses
	(In thousands)
2021	$81,683	$1,471	$50
2020	36,593	253	-
4.	Loans

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

An analysis of the allowance for credit losses by portfolio segment for the three months ended September 30, follows (1):

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2021
Balance at beginning of period	$9,094	$18,933	$3,701	$14,198	$45,926
Additions (deductions)
Provision for credit losses	(969)	16	805	(511)	(659)
Recoveries credited to the allowance	1,751	339	394	-	2,484
Loans charged against the allowance	-	(113)	(839)	-	(952)
Balance at end of period	$9,876	$19,175	$4,061	$13,687	$46,799

2020
Balance at beginning of period	$8,731	$7,261	$1,217	$17,291	$34,500
Additions (deductions)
Provision for credit losses (1)	(875)	(257)	18	2,089	975
Recoveries credited to the allowance	297	157	196	-	650
Loans charged against the allowance	-	(162)	(192)	-	(354)
Balance at end of period	$8,153	$6,999	$1,239	$19,380	$35,771

(1)	Beginning January 1, 2021, calculation is based on CECL methodology. Prior to January 1, 2021, calculation was based on the probable incurred loss methodology.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
An analysis of the allowance for credit losses by portfolio segment for the nine months ended September 30, follows (1):

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2021
Balance at beginning of period	$7,401	$6,998	$1,112	$19,918	$35,429
Additions (deductions)
Impact of adoption of ASC 326	2,551	12,000	3,052	(6,029)	11,574
Provision for credit losses	(2,591)	(264)	499	(202)	(2,558)
Initial allowance on loans purchased with credit deterioration	95	18	21	-	134
Recoveries credited to the allowance	2,420	720	778	-	3,918
Loans charged against the allowance	-	(297)	(1,401)	-	(1,698)
Balance at end of period	$9,876	$19,175	$4,061	$13,687	$46,799

2020
Balance at beginning of period	$7,922	$8,216	$1,283	$8,727	$26,148
Additions (deductions)
Provision for credit losses (1)	2,804	(895)	322	10,653	12,884
Recoveries credited to the allowance	1,463	364	577	-	2,404
Loans charged against the allowance	(4,036)	(686)	(943)	-	(5,665)
Balance at end of period	$8,153	$6,999	$1,239	$19,380	$35,771

(1)	Beginning January 1, 2021, calculation is based on CECL methodology. Prior to January 1, 2021, calculation was based on the probable incurred loss methodology.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	September 30, 2021
	Non- Accrual	Non-Accrual				December 31, 2020
	with no Allowance for Credit Loss	with an Allowance for Credit Loss	Total Non-Accrual	90+ and Still Accruing	Total Non-Performing Loans	Total Non-Performing Loans (1)
			(In thousands)
Commercial
Commercial and industrial (2)	$-	$189	$189	$-	$189	$1,387
Commercial real estate	-	-	-	-	-	-
Mortgage
1-4 family owner occupied - jumbo	607	-	607	-	607	623
1-4 family owner occupied - non-jumbo (3)	133	1,836	1,969	-	1,969	2,281
1-4 family non-owner occupied	281	685	966	-	966	1,112
1-4 family - 2nd lien	182	885	1,067	-	1,067	1,344
Resort lending	-	277	277	-	277	607
Installment
Boat lending	-	155	155	-	155	52
Recreational vehicle lending	-	71	71	-	71	74
Other	-	289	289	-	289	393
Total	$1,203	$4,387	$5,590	$-	$5,590	$7,873

Accrued interest excluded from total	$-	$-	$-	$-	$-	$-

(1)	Non-performing loans at December 31, 2020 exclude PCI loans.
(2)	Non-performing commercial and industrial loans exclude $0.053 million of government guaranteed loans at both September 30, 2021 and December 31, 2020.
(3)	Non-performing 1-4 family owner occupied – non jumbo loans exclude $0.274 million and $0.386 million of government guaranteed loans at September 30, 2021 and December 31, 2020, respectively.

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

The amortized cost of collateral-dependent loans by class follows:

	Collateral Type
	Real Estate	Other	Allowance for Credit Losses
	(In thousands)
September 30, 2021
Commercial
Commercial and industrial	$87	$559	235
Commercial real estate	131	-	30
Mortgage
1-4 family owner occupied - jumbo	607	-	-
1-4 family owner occupied - non-jumbo	848	-	254
1-4 family non-owner occupied	560	-	99
1-4 family - 2nd lien	476	-	104
Resort lending	278	-	79
Installment
Boat lending	-	65	23
Recreational vehicle lending	-	43	15
Other	-	180	64
Total	$2,987	$847	$903

Accrued interest excluded from total	$-	$1

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
An aging analysis of loans by class follows:

	Loans Past Due				Loans not	Total
	30-59 days	60-89 days	90+ days	Total	Past Due	Loans
	(In thousands)
September 30, 2021
Commercial
Commercial and industrial	$-	$-	$242	$242	$624,950	$625,192
Commercial real estate	-	-	-	-	597,610	597,610
Mortgage
1-4 family owner occupied - jumbo	-	-	607	607	536,704	537,311
1-4 family owner occupied - non-jumbo	822	493	700	2,015	247,205	249,220
1-4 family non-owner occupied	204	-	445	649	176,147	176,796
1-4 family - 2nd lien	511	49	428	988	86,706	87,694
Resort lending	-	-	278	278	49,693	49,971
Installment
Boat lending	181	-	65	246	231,300	231,546
Recreational vehicle lending	302	-	43	345	229,406	229,751
Other	134	113	175	422	98,465	98,887
Total	$2,154	$655	$2,983	$5,792	$2,878,186	$2,883,978

Accrued interest excluded from total	$34	$10	$-	$44	$6,984	$7,028

December 31, 2020
Commercial
Commercial and industrial	$5,003	$131	$70	$5,204	$671,115	$676,319
Commercial real estate	2,600	-	-	2,600	567,032	569,632
Mortgage
1-4 family owner occupied - jumbo	761	-	623	1,384	438,794	440,178
1-4 family owner occupied - non-jumbo	1,888	453	502	2,843	264,730	267,573
1-4 family non-owner occupied	1,184	139	476	1,799	157,977	159,776
1-4 family - 2nd lien	710	228	732	1,670	92,860	94,530
Resort lending	32	195	358	585	57,462	58,047
Installment
Boat lending	95	101	-	196	207,317	207,513
Recreational vehicle lending	207	37	48	292	169,282	169,574
Other	337	162	199	698	98,737	99,435
Total recorded investment	$12,817	$1,446	$3,008	$17,271	$2,725,306	$2,742,577
Accrued interest included in recorded investment	$147	$22	$-	$169	$8,730	$8,899

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Average recorded investment in and interest income earned on impaired loans by class follows (1):

	Three months ended September 30, 2020		Nine months ended September 30, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related ACL recorded:	(In thousands)
Commercial
Commercial and industrial	$103	$2	$137	$4
Commercial real estate	-	-	199	-
Mortgage
1-4 family owner occupied - jumbo	632	-	316	-
1-4 family owner occupied - non-jumbo	331	-	353	4
1-4 family non-owner occupied	316	2	309	5
1-4 family - 2nd lien	403	-	399	-
Resort lending	77	-	77	-
Installment
Boat lending	-	-	-	-
Recreational vehicle lending	-	-	-	-
Other	-	-	-	-
	1,862	4	1,790	13
With an a ACL recorded:
Commercial
Commercial and industrial	2,431	38	2,231	105
Commercial real estate	12,195	130	11,657	641
Mortgage
1-4 family owner occupied - jumbo	808	11	1,228	39
1-4 family owner occupied - non-jumbo	22,070	277	19,116	901
1-4 family non-owner occupied	4,708	52	4,746	170
1-4 family - 2nd lien	598	3	4,017	9
Resort lending	11,186	125	11,506	358
Installment
Boat lending	106	-	72	-
Recreational vehicle lending	96	1	80	2
Other	2,324	33	2,545	109
	56,522	670	57,198	2,334
Total
Commercial
Commercial and industrial	2,534	40	2,368	109
Commercial real estate	12,195	130	11,856	641
Mortgage
1-4 family owner occupied - jumbo	1,440	11	1,544	39
1-4 family owner occupied - non-jumbo	22,401	277	19,469	905
1-4 family non-owner occupied	5,024	54	5,055	175
1-4 family - 2nd lien	1,001	3	4,416	9
Resort lending	11,263	125	11,583	358
Installment
Boat lending	106	-	72	-
Recreational vehicle lending	96	1	80	2
Other	2,324	33	2,545	109
Total	$58,384	$674	$58,988	$2,347

(1)	Beginning January 1, 2021, calculation is based on CECL methodology. Prior to January 1, 2021, calculation was based on the probable incurred loss methodology.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Cash receipts on impaired loans on non-accrual status are generally applied to the principal balance.

TDRs follow:

	September 30, 2021
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDRs	$4,692	$32,037		$36,729
Non-performing TDRs (2)	-	1,198	(3)	1,198
Total	$4,692	$33,235		$37,927

	December 31, 2020
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDRs	$7,956	$36,385		$44,341
Non-performing TDRs (2)	1,148	1,584	(3)	2,732
Total	$9,104	$37,969		$47,073

(1)	Retail loans include mortgage and installment loan portfolio segments.
(2)	Included in non-performing loans table above.
(3)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

We allocated $3.7 million and $4.8 million of reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDR”) at September 30, 2021 and December 31, 2020, respectively.

During the nine months ended September 30, 2020, the terms of certain loans were modified as TDRs as these loan modifications did not qualify for relief from TDR accounting under the CARES Act (there were no TDR modifications during the nine months ended September 30, 2021). The modification of the terms of such loans generally included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for a new loan with similar risk; or a permanent reduction of the recorded investment in the loan.

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

There have been no TDR modifications in 2021 and consequently no impact on the allowance for credit losses and no charge offs during the three- or nine months ended September 30, 2021.

The troubled debt restructurings described above for 2020 increased the allowance for credit losses by $0.01 million and resulted in zero charge offs during the three months ended September 30, 2020, and increased the allowance for credit losses by $0.09 million and resulted in zero charge offs during the nine months ended September 30, 2020.

There were no TDRs that subsequently defaulted within twelve months following the modification during the three and nine months periods ended September 30, 2021 and 2020.

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

A summary of accommodations entered into under this guidance as of September 30, 2021 follows:

Commercial and Retail Loan COVID-19 Accomodations

	Covid-19 Accomodations		Total	% of Total
Loan Category	Loans (#)	Loans ($)	Loans	Loans
		(Dollars in thousands)
Commercial	-	$-	$1,222,802	0.0%
Mortgage	39	5,901	1,100,992	0.5%
Installment	7	109	560,184	0.0%
Total	46	$6,010	$2,883,978	0.2%
Mortgage loans serviced for others(1)	64	$7,986	$3,237,251	0.2%

1)	We have delegated authority from all investors to grant these deferrals on their behalf.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Information on subsequent accommodation extensions as of September 30, 2021 follows:

Commercial and Retail Loan COVID-19 Subsequent Accomodations (1)

Loan Category	Loans (#)	Loans ($)
	(Dollars in thousands)
Commercial	-	$-
Mortgage	34	4,315
Installment	7	109
Total	41	$4,424

1)	Subsequent accommodations are extensions of the original accommodations that were given as summarized in the paragraph above.

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

The following table summarizes PPP loans outstanding:

Paycheck Protection Program

	As of September 30, 2021		As of December 31, 2020
	Amount (#)	Amount	Amount (#)	Amount
	(Dollars in thousands)		(Dollars in thousands)
Closed and outstanding - Round 1 loans	20	$1,262	1,483	$169,782
Closed and outstanding - Round 2 loans	806	88,888	-	-
Total closed and outstanding	826	$90,150	1,483	$169,782
Unaccreted net fees remaining at period end		$3,178		$3,216

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
PPP loans are included in the commercial and industrial class of the commercial loan portfolio segment. As these loans are 100% guaranteed through the SBA the allowance for credit losses recorded on these loans is zero.  Interest and fees on loans in our condensed consolidated statement of operations includes $2.6 million and $6.5 million during the three and nine month periods ended September 30, 2021, related to the accretion of net loan fees on PPP loans. Accretion of net loan fees on PPP loans was $1.3 million and $2.3 million in the three and nine month periods in 2020, respectively.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table summarizes loan ratings by loan class for our commercial portfolio loan segment as of September 30, 2021:

	Commercial
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
	(In thousands)
September 30, 2021
Commercial and industrial
Non-watch (1-6)	$155,583	$71,787	$59,607	$49,692	$44,992	$97,219	$135,312	$614,192
Watch (7-8)	124	47	775	1,507	280	4,846	237	7,816
Substandard Accrual (9)	-	-	1,199	265	-	1,303	175	2,942
Non-Accrual (10-11)	-	132	-	-	-	110	-	242
Total	$155,707	$71,966	$61,581	$51,464	$45,272	$103,478	$135,724	$625,192
Accrued interest excluded from total	$584	$155	$107	$235	$108	$237	$201	$1,627

Commercial real estate
Non-watch (1-6)	$78,757	$54,801	$100,292	$78,449	$40,131	$187,739	$41,301	$581,470
Watch (7-8)	-	355	3,069	7,781	1,749	859	-	13,813
Substandard Accrual (9)	-	-	-	1,207	1,120	-	-	2,327
Non-Accrual (10-11)	-	-	-	-	-	-	-	-
Total	$78,757	$55,156	$103,361	$87,437	$43,000	$188,598	$41,301	$597,610
Accrued interest excluded from total	$105	$79	$211	$167	$94	$347	$69	$1,072

Total Commercial
Non-watch (1-6)	$234,340	$126,588	$159,899	$128,141	$85,123	$284,958	$176,613	$1,195,662
Watch (7-8)	124	402	3,844	9,288	2,029	5,705	237	21,629
Substandard Accrual (9)	-	-	1,199	1,472	1,120	1,303	175	5,269
Non-Accrual (10-11)	-	132	-	-	-	110	-	242
Total	$234,464	$127,122	$164,942	$138,901	$88,272	$292,076	$177,025	$1,222,802
Accrued interest excluded from total	$689	$234	$318	$402	$202	$584	$270	$2,699

The following table summarizes loan ratings by loan class for our commercial portfolio loan segment as of December 31, 2020:

	Commercial
	Non-watch 1-6	Watch 7-8	Substandard Accrual 9	Non- Accrual 10-11	Total
			(In thousands)
December 31, 2020
Commercial and industrial	$637,826	$32,765	$4,341	$1,387	$676,319
Commercial real estate	561,382	5,978	2,272	-	569,632
Total	$1,199,208	$38,743	$6,613	$1,387	$1,245,951
Accrued interest included in total	$3,408	$105	$23	$-	$3,536

For each of our mortgage and installment portfolio segment classes, we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated semi-annually.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables summarize credit scores by loan class for our mortgage and installment loan portfolio segments at September 30, 2021:

	Mortgage (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
	(In thousands)
September 30, 2021
1-4 family owner occupied - jumbo
_800 and above	$25,061	$29,107	$8,113	$2,998	$1,495	$1,007	$889	$68,670
_750-799	132,430	96,341	38,487	10,581	14,111	3,105	1,759	296,814
_700-749	52,125	30,359	12,369	5,303	10,793	5,331	-	116,280
_650-699	7,499	14,416	8,275	4,822	7,529	1,571	-	44,112
_600-649	-	1,455	2,794	-	1,531	1,680	-	7,460
_550-599	-	1,888	-	-	553	-	-	2,441
_500-549	-	-	474	453	607	-	-	1,534
Under 500	-	-	-	-	-	-	-	-
Unknown	-	-	-	-	-	-	-	-
Total	$217,115	$173,566	$70,512	$24,157	$36,619	$12,694	$2,648	$537,311
Accrued interest excluded from total	$403	$382	$187	$129	$94	$35	$3	$1,233

1-4 family owner occupied - non-jumbo
_800 and above	$5,982	$6,711	$5,233	$2,363	$3,612	$4,779	$4,361	$33,041
_750-799	10,337	24,756	7,702	7,679	11,391	11,561	10,960	84,386
_700-749	5,144	11,704	7,323	3,393	5,060	22,497	3,674	58,795
_650-699	8,811	5,551	4,045	2,405	2,572	11,585	2,038	37,007
_600-649	792	2,008	1,587	1,779	3,059	9,433	115	18,773
_550-599	-	-	76	1,628	494	6,814	189	9,201
_500-549	-	-	410	98	1,297	3,983	18	5,806
Under 500	-	406	266	34	340	1,165	-	2,211
Unknown	-	-	-	-	-	-	-	-
Total	$31,066	$51,136	$26,642	$19,379	$27,825	$71,817	$21,355	$249,220
Accrued interest excluded from total	$170	$114	$94	$68	$98	$224	$53	$821

1-4 family non-owner occupied
_800 and above	$8,917	$3,995	$2,804	$1,135	$3,625	$5,865	$2,271	$28,612
_750-799	32,412	23,479	11,789	3,533	5,563	10,902	6,963	94,641
_700-749	12,243	7,895	1,539	2,748	2,150	6,683	3,356	36,614
_650-699	1,683	852	1,257	580	442	5,840	1,048	11,702
_600-649	-	-	40	21	141	2,103	29	2,334
_550-599	-	58	85	248	28	1,409	128	1,956
_500-549	-	-	-	-	-	633	-	633
Under 500	-	-	-	-	-	304	-	304
Unknown	-	-	-	-	-	-	-	-
Total	$55,255	$36,279	$17,514	$8,265	$11,949	$33,739	$13,795	$176,796
Accrued interest excluded from total	$105	$96	$52	$41	$36	$116	$49	$495

1-4 family - 2nd lien
800 and above	$305	$343	$198	$278	$264	$309	$9,253	$10,950
_750-799	1,921	3,401	1,265	1,460	2,190	2,530	26,881	39,648
_700-749	674	1,222	685	608	1,290	1,910	15,353	21,742
_650-699	14	271	453	278	742	1,668	6,219	9,645
_600-649	-	165	-	98	101	1,286	1,118	2,768
_550-599	-	-	81	138	33	887	587	1,726
_500-549	-	-	233	-	54	335	257	879
Under 500	-	-	128	3	61	4	140	336
Unknown	-	-	-	-	-	-	-	-
Total	$2,914	$5,402	$3,043	$2,863	$4,735	$8,929	$59,808	$87,694
Accrued interest excluded from total	$5	$11	$10	$10	$14	$38	$209	$297

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
	Mortgage - continued (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
	(In thousands)
September 30, 2021
Resort lending
_800 and above	$101	$710	$189	$275	$-	$8,296	$-	$9,571
_750-799	572	609	67	445	277	19,890	-	21,860
_700-749	-	119	-	374	67	9,517	-	10,077
_650-699	754	-	-	-	-	5,400	-	6,154
_600-649	-	-	-	-	-	1,503	-	1,503
_550-599	-	-	-	-	-	518	-	518
_500-549	-	-	-	-	-	288	-	288
Under 500	-	-	-	-	-	-	-	-
Unknown	-	-	-	-	-	-	-	-
Total	$1,427	$1,438	$256	$1,094	$344	$45,412	$-	$49,971
Accrued interest excluded from total	$2	$4	$1	$3	$1	$141	$-	$152

Total Mortgage
_800 and above	$40,366	$40,866	$16,537	$7,049	$8,996	$20,256	$16,774	$150,844
_750-799	177,672	148,586	59,310	23,698	33,532	47,988	46,563	537,349
_700-749	70,186	51,299	21,916	12,426	19,360	45,938	22,383	243,508
_650-699	18,761	21,090	14,030	8,085	11,285	26,064	9,305	108,620
_600-649	792	3,628	4,421	1,898	4,832	16,005	1,262	32,838
_550-599	-	1,946	242	2,014	1,108	9,628	904	15,842
_500-549	-	-	1,117	551	1,958	5,239	275	9,140
Under 500	-	406	394	37	401	1,473	140	2,851
Unknown	-	-	-	-	-	-	-	-
Total	$307,777	$267,821	$117,967	$55,758	$81,472	$172,591	$97,606	$1,100,992
Accrued interest excluded from total	$685	$607	$344	$251	$243	$554	$314	$2,998
(1)	Credit scores have been updated within the last twelve months.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
	Installment (1)
	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(In thousands)
September 30, 2021
Boat lending
_800 and above	$10,987	$5,319	$6,684	$5,542	$3,385	$4,879	$36,796
_750-799	43,158	26,970	22,603	18,139	10,682	12,324	133,876
_700-749	16,626	10,219	8,701	5,272	3,406	4,362	48,586
_650-699	2,025	2,075	1,705	1,301	1,064	1,798	9,968
_600-649	58	121	311	221	196	417	1,324
_550-599	-	15	48	171	74	328	636
_500-549	-	-	31	3	206	92	332
Under 500	-	-	-	20	8	-	28
Unknown	-	-	-	-	-	-	-
Total	$72,854	$44,719	$40,083	$30,669	$19,021	$24,200	$231,546
Accrued interest excluded from total	$151	$108	$111	$79	$50	$54	$553

Recreational vehicle lending
_800 and above	$14,475	$4,532	$5,344	$4,957	$2,644	$3,786	$35,738
_750-799	56,744	24,800	19,363	12,607	6,152	7,545	127,211
_700-749	28,114	10,949	6,054	4,543	1,707	2,481	53,848
_650-699	2,659	3,035	2,304	997	437	1,071	10,503
_600-649	39	297	455	400	160	206	1,557
_550-599	-	86	154	106	64	162	572
_500-549	-	32	-	158	12	80	282
Under 500	-	-	21	-	10	9	40
Unknown	-	-	-	-	-	-	-
Total	$102,031	$43,731	$33,695	$23,768	$11,186	$15,340	$229,751
Accrued interest excluded from total	$235	$106	$86	$60	$30	$32	$549

Other
_800 and above	$2,935	$1,656	$1,744	$1,108	$444	$881	$8,768
_750-799	11,318	9,893	6,445	3,367	2,335	3,139	36,497
_700-749	9,294	6,098	4,176	2,263	1,176	2,058	25,065
_650-699	17,399	2,351	1,569	743	702	1,432	24,196
_600-649	599	343	419	353	231	587	2,532
_550-599	1	72	56	119	82	159	489
_500-549	-	32	45	130	61	91	359
Under 500	-	-	43	1	17	29	90
Unknown	891	-	-	-	-	-	891
Total	$42,437	$20,445	$14,497	$8,084	$5,048	$8,376	$98,887
Accrued interest excluded from total	$67	$44	$43	$23	$13	$39	$229

Total installment
_800 and above	$28,397	$11,507	$13,772	$11,607	$6,473	$9,546	$81,302
_750-799	111,220	61,663	48,411	34,113	19,169	23,008	297,584
_700-749	54,034	27,266	18,931	12,078	6,289	8,901	127,499
_650-699	22,083	7,461	5,578	3,041	2,203	4,301	44,667
_600-649	696	761	1,185	974	587	1,210	5,413
_550-599	1	173	258	396	220	649	1,697
_500-549	-	64	76	291	279	263	973
Under 500	-	-	64	21	35	38	158
Unknown	891	-	-	-	-	-	891
Total	$217,322	$108,895	$88,275	$62,521	$35,255	$47,916	$560,184
Accrued interest excluded from total	$453	$258	$240	$162	$93	$125	$1,331

(1)	Credit scores have been updated within the last twelve months.

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

Foreclosed residential real estate properties included in other real estate and repossessed assets on our Condensed Consolidated Statements of Financial Condition totaled $0.2 million and $0.7 million at September 30, 2021 and December 31, 2020, respectively.  Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $0.2 million and $0.3 million at September 30, 2021 and December 31, 2020, respectively.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
5.	Shareholders’ Equity and Earnings Per Common Share

On December 18, 2020, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) to buy back up to 1,100,000 shares of our outstanding common stock through December 31, 2021. Shares would be repurchased through open market transactions, though we could execute repurchases through other means, such as privately negotiated transactions. The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, regulatory requirements, potential alternative uses for capital, and our financial performance. During the nine month periods ended September 30, 2021 and 2020 repurchases were made totaling 659,350 shares and 678,929 shares of common stock, respectively, for an aggregate purchase price of $13.8 million and $13.8 million, respectively.

A reconciliation of basic and diluted net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net income	$15,962	$19,584	$50,387	$39,166

Weighted average shares outstanding (1)	21,516	21,881	21,696	22,014
Stock units for deferred compensation plan for non-employee directors	118	117	119	119
Effect of stock options	60	85	71	90
Performance share units	32	32	32	33
Weighted average shares outstanding for calculation of diluted earnings per share	21,726	22,115	21,918	22,256

Net income per common share
Basic (1)	$0.74	$0.90	$2.32	$1.78
Diluted	$0.73	$0.89	$2.30	$1.76

(1)	Basic net income per common share includes weighted average common shares outstanding during the period and participating share awards.

Weighted average stock options outstanding that were not considered in computing diluted net income per common share because they were anti-dilutive were zero for the three and nine month periods ended September 30, 2021 and 2020.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our derivative financial instruments according to the type of hedge in which they are designated follows:

	September 30, 2021
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Fair value hedge designation
Pay-fixed interest rate swap agreements - commercial	$6,839	7.6	$(453)
Pay-fixed interest rate swap agreements - securities available for sale	148,895	6.1	3,271
Total	$155,734	6.2	$2,818

No hedge designation
Rate-lock mortgage loan commitments	$184,611	0.1	$3,535
Mandatory commitments to sell mortgage loans	158,546	0.1	448
Interest rate swaption agreement	10,000	0.5	164
Pay-fixed interest rate swap agreements - commercial	167,203	4.7	(5,965)
Pay-variable interest rate swap agreements - commercial	167,203	4.7	5,965
Interest rate cap agreements	120,000	1.2	11
Purchased options	393	0.2	1
Written options	393	0.2	(1)
Total	$808,349	2.2	$4,158

	December 31, 2020
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Fair value hedge designation
Pay-fixed interest rate swap agreements - commercial	$7,088	8.4	$(776)
Pay-fixed interest rate swap agreements - securities available for sale	41,950	7.1	15
Total	$49,038	7.3	$(761)

No hedge designation
Rate-lock mortgage loan commitments	$168,816	0.1	$7,020
Mandatory commitments to sell mortgage loans	186,092	0.1	(941)
Pay-fixed interest rate swap agreements - commercial	147,456	4.5	(9,700)
Pay-variable interest rate swap agreements - commercial	147,456	4.5	9,700
Pay-fixed interest rate swap agreements	25,000	0.6	(295)
Interest rate cap agreements	135,000	1.8	5
Purchased options	2,908	0.5	42
Written options	2,848	0.5	(42)
Total	$815,576	2.0	$5,789

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
We have used variable-rate and short-term fixed-rate (less than 12 months) debt obligations to fund a portion of our Condensed Consolidated Statements of Financial Condition, which exposed us to variability in interest rates. To meet our asset/liability management objectives, we may periodically enter into derivative financial instruments to mitigate exposure to fluctuations in cash flows resulting from changes in interest rates (“Cash Flow Hedges”).  Cash Flow Hedges had included certain pay-fixed interest rate swap and interest rate cap agreements.  Pay-fixed interest rate swap agreements convert the variable-rate cash flows on debt obligations to fixed-rates.  Under interest-rate cap agreements, we will receive cash if interest rates rise above a predetermined level. As a result, we effectively have variable-rate debt with an established maximum rate. We paid an upfront premium on interest rate caps which was recognized in earnings in the same period in which the hedged item affected earnings.  During the first and third quarters of 2020 we transferred all of our Cash Flow Hedge interest rate cap and pay-fixed interest rate swap agreements, respectively to a no hedge designation. The $2.0 million and $0.5 million unrealized loss on our Cash Flow Hedge interest rate cap and pay-fixed interest rate swap agreements, respectively, which were included as a component of accumulated other comprehensive income at the time of the transfers, were being reclassified into earnings over the remaining life of the interest rate cap agreements and pay-fixed interest rate swap agreements.  In the fourth quarter of 2020 it became probable that the forecasted transactions being hedged by these interest rate cap and pay-fixed interest rate swap agreements would not occur by the end of the originally specified time period. As a result, all remaining unrealized losses included as a component of accumulated other comprehensive income were reclassified into earnings at that time. The interest rate cap and pay-fixed interest rate swap agreements are now classified as a no hedge designation at September 30, 2021 and any changes in fair value since the transfers to the no hedge designation are recorded in earnings.

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

We have purchased a swaption agreement, whereby we have the right but not the obligation to pay fixed on an interest rate swap at a future date, in an attempt to reduce the impact of price fluctuations of certain mortgage construction loans held for sale. The changes in the fair value of the swaption agreement is recognized currently as part of net gains on mortgage loans in our Condensed Consolidated Statements of Operations.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	September 30, 2021		December 31, 2020		September 30, 2021		December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments	-		-		-		-
Pay-fixed interest rate swap agreements	Other assets	$3,271	Other assets	$15	Other liabilities	$453	Other liabilities	$776

Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	3,535	Other assets	7,020	Other liabilities	-	Other liabilities	-
Mandatory commitments to sell mortgage loans	Other assets	448	Other assets	-	Other liabilities	-	Other liabilities	941
Interest rate swaption agreement	Other assets	164	Other assets	-	Other liabilities	-	Other liabilities	-
Pay-fixed interest rate swap agreements - commercial	Other assets	82	Other assets	-	Other liabilities	6,047	Other liabilities	9,700
Pay-variable interest rate swap agreements - commercial	Other assets	6,047	Other assets	9,700	Other liabilities	82	Other liabilities	-
Pay-fixed interest rate swap agreements	Other assets	-	Other assets	-	Other liabilities	-	Other liabilities	295
Interest rate cap agreements	Other assets	11	Other assets	5	Other liabilities	-	Other liabilities	-
Purchased options	Other assets	1	Other assets	42	Other liabilities	-	Other liabilities	-
Written options	Other assets	-	Other assets	-	Other liabilities	1	Other liabilities	42
		10,288		16,767		6,130		10,978
Total derivatives		$13,559		$16,782		$6,583		$11,754

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

Three Month Periods Ended September 30,
	Loss Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective	Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Location of Gain (Loss) Recognized	Gain (Loss) Recognized in Income
	2021	2020	Portion)	2021	2020	in Income	2021	2020
	(In thousands)
Fair Value Hedges
Pay-fixed interest rate swap agreement - Commercial loan						Interest and fees on loans	$63	$6
Pay-fixed interest rate swap agreement - Securities available for sale						Interest on securities available for sale - tax - exempt	617	-
Total							$680	$6
Cash Flow Hedges
Interest rate cap agreements	$-	$-	Interest expense	$-	$(180)
Pay-fixed interest rate swap agreements	-	(26)	Interest expense	-	(130)
Total	$-	$(26)		$-	$(310)
No hedge designation
Rate-lock mortgage loan commitments						Net gains on mortgage loans	$(821)	$1,096
Mandatory commitments to sell mortgage loans						Net gains on mortgage loans	579	52
Interest rate swaption agreement						Net gains on mortgage loans	2	-
Pay-fixed interest rate swap agreements - commercial						Interest income	908	688
Pay-variable interest rate swap agreements - commercial						Interest income	(908)	(688)
Pay-fixed interest rate swap agreements						Interest expense	57	117
Interest rate cap agreements						Interest expense	(5)	(14)
Purchased options						Interest expense	(70)	(10)
Written options						Interest expense	70	10
Total							$(188)	$1,251

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Nine Month Periods Ended September 30,
	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective	Loss Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)		Location of Gain (Loss) Recognized	Gain (Loss) Recognized in Income
	2021	2020	Portion)	2021	2020	in Income	2021	2020
	(In thousands)
Fair Value Hedges
Pay-fixed interest rate swap agreement - Commercial loan						Interest and fees on loans	$323	$(618)
Pay-fixed interest rate swap agreement - Securities available for sale						Interest on securities available for sale - tax - exempt	3,256	-
Total							$3,579	$(618)
Cash Flow Hedges
Interest rate cap agreements	$-	$126	Interest expense	$-	$(413)
Pay-fixed interest rate swap agreements	-	(480)	Interest expense	-	(233)
Total	$-	$(354)		$-	$(646)
No hedge designation
Rate-lock mortgage loan commitments						Net gains on mortgage loans	$(3,485)	$6,944
Mandatory commitments to sell mortgage loans						Net gains on mortgage loans	1,389	(430)
Interest rate swaption agreement						Net gains on mortgage loans	(25)	-
Pay-fixed interest rate swap agreements - commercial						Interest income	3,735	(7,170)
Pay-variable interest rate swap agreements - commercial						Interest income	(3,735)	7,170
Pay-fixed interest rate swap agreements						Interest expense	295	117
Interest rate cap agreements						Interest expense	6	(56)
Purchased options						Interest expense	(41)	(111)
Written options						Interest expense	41	109
Total							$(1,820)	$6,573

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7.	Goodwill and Other Intangibles

The following table summarizes intangible assets, net of amortization:

	September 30, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets - core deposits	$11,916	$8,337	$11,916	$7,610
Unamortized intangible assets - goodwill	$28,300		$28,300

A summary of estimated core deposits intangible amortization at September 30, 2021 follows:

(In thousands)

Three months ending December 31, 2021	$243
2022	785
2023	547
2024	516
2025	487
2026 and thereafter	1,001
Total	$3,579

8.	Share Based Compensation

We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.7 million shares of common stock as of September 30, 2021.  The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.1 million shares of common stock as of September 30, 2021. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.

A summary of restricted stock and performance stock units (“PSU”) granted pursuant to our long-term incentive plan follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Restricted stock	-	3,000	85,584	55,996
PSU	-	-	23,981	20,897

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our directors may elect to receive all or a portion of their cash retainer fees in the form of common stock (either on a current basis or on a deferred basis) pursuant to the non-employee director stock purchase plan referenced above. Shares equal in value to that portion of each director’s fees that he or she has elected to receive in stock on a current basis are issued each quarter and vest immediately. Shares issued on a deferred basis are credited at the rate of 90% of the current fair value of our common stock and vest immediately.  During the nine month periods ended September 30, 2021 and 2020 we issued 0.014 million and 0.016 million shares, respectively and expensed their value during those same periods.

Total compensation expense recognized for grants pursuant to our long-term incentive plan was $0.4 million and $1.2 million during the three and nine month periods ended September 30, 2021, respectively, and was $0.4 million and $1.2 million during the same periods in 2020, respectively.  The corresponding tax benefit relating to this expense was $0.1 million and $0.2 million for the three and nine month periods ended September 30, 2021, respectively and $0.1 million and $0.3 million for the same periods in 2020. Total expense recognized for non-employee director share based payments was $0.09 million and $0.28 million during the three and nine month periods ended September 30, 2021, respectively, and was $0.09 million and $0.26 million during the same periods in 2020, respectively.  The corresponding tax benefit relating to this expense was $0.02 million and $0.06 million for the three and nine month periods ended September 30, 2021, respectively and $0.02 million and $0.05 million during the same periods in 2020.

At September 30, 2021, the total expected compensation cost related to non-vested restricted stock and PSUs not yet recognized was $2.5 million.  The weighted-average period over which this amount will be recognized is 2.0 years.

A summary of outstanding stock option grants and related transactions follows:

	Number of Shares	Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregated Intrinsic Value
				(In thousands)
Outstanding at January 1, 2021	121,189	$4.81
Granted	-
Exercised	(38,650)	2.81
Forfeited	-
Expired	-
Outstanding at September 30, 2021	82,539	$5.74	1.8	$1,299

Vested and expected to vest at September 30, 2021	82,539	$5.74	1.8	$1,299
Exercisable at September 30, 2021	82,539	$5.74	1.8	$1,299

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
A summary of outstanding non-vested restricted stock and PSUs and related transactions follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2021	207,117	$22.70
Granted	109,565	20.45
Vested	(73,081)	22.82
Forfeited	(13,907)	21.93
Outstanding at September 30, 2021	229,694	$21.64

Certain information regarding options exercised during the periods follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Intrinsic value	$19	$11	$720	$224
Cash proceeds received	$5	$4	$109	$46
Tax benefit realized	$4	$2	$151	$47

9.	Income Tax

Income tax expense was $3.7 million and $4.8 million during the three month periods ended September 30, 2021 and 2020, respectively and $11.5 million and $9.2 million during the nine months ended September 30, 2021 and 2020, respectively. Our actual federal income tax expense is different than the amount computed by applying our statutory income tax rate to our income before income tax primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance.  In addition, the three and nine month periods ending September 30, 2021 include (reductions) of ($0.003) million and ($0.168) million, respectively, of income tax expense related to the impact of the excess value of stock awards that vested and stock options that were exercised as compared to the initial fair values that were expensed. These amounts during the same periods in 2020 were increases (reductions) of $0.006 million and ($0.191) million, respectively.

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income. We concluded at September 30, 2021, September 30, 2020 and December 31, 2020 that the realization of substantially all of our deferred tax assets continues to be more likely than not.

At both September 30, 2021 and December 31, 2020, we had approximately $0.2 million, of gross unrecognized tax benefits.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the balance of 2021.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
10.	Regulatory Matters

Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits. As of September 30, 2021, the Bank had positive undivided profits of $95.1 million. It is not our intent to have dividends paid in amounts that would reduce the capital of our Bank to levels below those which we consider prudent or that would not be in accordance with guidelines of regulatory authorities.

We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can result in certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our interim condensed consolidated financial statements. In addition, capital adequacy rules include a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. To avoid limits on capital distributions and certain discretionary bonus payments we must meet the minimum ratio for adequately capitalized institutions plus the buffer. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of September 30, 2021 and December 31, 2020, categorized our Bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our actual capital amounts and ratios follow (1):

	Actual		Minimum for Adequately Capitalized Institutions		Minimum for Well-Capitalized Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2021
Total capital to risk-weighted assets
Consolidated	$481,639	14.94%	$257,926	8.00%	NA	NA
Independent Bank	431,416	13.39	257,701	8.00	$322,127	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$401,335	12.45%	$193,445	6.00%	NA	NA
Independent Bank	391,147	12.14	193,276	6.00	$257,701	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$362,984	11.26%	$145,084	4.50%	NA	NA
Independent Bank	391,147	12.14	144,957	4.50	$209,382	6.50%

Tier 1 capital to average assets
Consolidated	$401,335	8.98%	$178,771	4.00%	NA	NA
Independent Bank	391,147	8.75	178,895	4.00	$223,618	5.00%

December 31, 2020
Total capital to risk-weighted assets
Consolidated	$455,072	15.95%	$228,214	8.00%	NA	NA
Independent Bank	401,005	14.06	228,111	8.00	$285,139	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$379,395	13.30%	$171,161	6.00%	NA	NA
Independent Bank	365,343	12.81	171,083	6.00	$228,111	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$341,095	11.96%	$128,370	4.50%	NA	NA
Independent Bank	365,343	12.81	128,312	4.50	$185,340	6.50%

Tier 1 capital to average assets
Consolidated	$379,395	9.15%	$165,825	4.00%	NA	NA
Independent Bank	365,343	8.81	165,828	4.00	$207,285	5.00%

(1)	These ratios do not reflect a capital conservation buffer of 2.50% at September 30, 2021 and December 31, 2020.
NA - Not applicable

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
	(In thousands)
Total shareholders' equity	$400,031	$389,522	$428,194	$413,770
Add (deduct)
Accumulated other comprehensive income for regulatory purposes	(12,895)	(15,821)	(12,895)	(15,821)
Goodwill and other intangibles	(31,879)	(32,606)	(31,879)	(32,606)
CECL (1)	7,727	-	7,727	-
Common equity tier 1 capital	362,984	341,095	391,147	365,343
Qualifying trust preferred securities	38,351	38,300	-	-
Tier 1 capital	401,335	379,395	391,147	365,343
Subordinated debt	40,000	40,000	-	-
Allowance for credit losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets (2)	40,304	35,677	40,269	35,662
Total risk-based capital	$481,639	$455,072	$431,416	$401,005

(1)	We elected the three year CECL transition method for regulatory purposes.
(2)	Beginning January 1, 2021, calculation of allowances are based on CECL methodology. Prior to January 1, 2021, calculation was based on the probable incurred loss methodology.

11.	Fair Value Disclosures

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
	(In thousands)
September 30, 2021:
Measured at Fair Value on a Recurring Basis
Assets
Securities available for sale
U.S. agency	$13,418	$-	$13,418	$-
U.S. agency residential mortgage-backed	337,860	-	337,860	-
U.S. agency commercial mortgage-backed	18,608	-	18,608	-
Private label mortgage-backed	82,311	-	82,311	-
Other asset backed	176,121	-	176,121	-
Obligations of states and political subdivisions	564,222	-	564,222	-
Corporate	153,503	-	153,503	-
Trust preferred	1,826	-	1,826	-
Foreign government	509	-	509	-
Loans held for sale, carried at fair value	78,731	-	78,731	-
Capitalized mortgage loan servicing rights	24,208	-	-	24,208
Derivatives (1)	13,559	-	13,559	-
Liabilities
Derivatives (2)	6,583	-	6,583	-

Measured at Fair Value on a Non-recurring Basis:
Assets
Collateral dependent loans (3)
Commercial
Commercial and industrial	411	-	-	411
Commercial real estate	101	-	-	101
Mortgage
1-4 family owner occupied - non-jumbo	461	-	-	461
1-4 family non-owner occupied	180	-	-	180
1-4 family - 2nd lien	190	-	-	190
Resort lending	199	-	-	199
Installment
Boat lending	42	-	-	42
Recreational vehicle lending	28	-	-	28
Other	116	-	-	116

(1)	Included in accrued income and other assets
(2)	Included in accrued expenses and other liabilities
(3)	Only includes individually evaluated loans with specific loss allocations based on collateral value.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the Nine-Month Periods Ended September 30 for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Net Gains on Assets	Mortgage	Total Change in Fair Values Included in Current
	Mortgage Loans	Loan Servicing, net	Period Earnings
	(In thousands)
2021
Loans held for sale	$(2,299)	$-	$(2,299)
Capitalized mortgage loan servicing rights	-	(1,333)	(1,333)

2020
Loans held for sale	2,081	-	2,081
Capitalized mortgage loan servicing rights	-	(14,028)	(14,028)

For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends received.

The following represent impairment charges recognized during the three and nine month periods ended September 30, 2021 and 2020 relating to assets measured at fair value on a non-recurring basis:

•
Loans that are individually evaluated using the fair value of collateral for collateral dependent loans had a carrying amount of $1.7 million, which is net of a valuation allowance of $0.9 million at September 30, 2021, and had a carrying amount of $9.1 million, which is net of a valuation allowance of  $1.8  million  at December 31, 2020.  The provision for credit losses included in our results of operations relating to collateral dependent loans was a net expense of $0.2 million for both the three month periods ending September 30, 2021 and 2020, and a net expense of $0.2 million and $1.1 million for the nine month periods ending September 30, 2021 and 2020, respectively.

•
Other real estate, which is measured using the fair value of the property, had a carrying amount of zero which is net of a valuation allowance of $0.03 million at September 30, 2021, and a carrying amount of $0.10 million which is net of a valuation allowance of $0.09 million, at December 31, 2020. Charges included in our results of operations relating to other real estate measured at fair value were zero during both the three and nine month periods ended September 30, 2021, and were zero and $0.09 million during the three and nine month periods ended September 30, 2020.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
A reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Capitalized Mortgage Loan Servicing Rights
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Beginning balance	$22,431	$13,773	$16,904	$19,171
Total losses realized and unrealized:
Included in results of operations	(752)	(2,387)	(1,333)	(14,028)
Included in other comprehensive income (loss)	-	-	-	-
Purchases, issuances, settlements, maturities and calls	2,529	4,017	8,637	10,260
Transfers in and/or out of Level 3	-	-	-	-
Ending balance	$24,208	$15,403	$24,208	$15,403

Amount of total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30	$(752)	$(2,387)	$(1,333)	$(14,028)

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

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)	-	-	-
September 30, 2021
Capitalized mortgage loan servicing rights	$24,208	Present value of net	Discount rate	10.00% to 13.00%	10.07%
		servicing revenue	Cost to service	$68 to $815	$81
			Ancillary income	17 to 30	21
			Float rate	1.05%	1.05%
			Prepayment rate	7.02% to 44.43%	14.21%
December 31, 2020
Capitalized mortgage loan servicing rights	$16,904	Present value of net	Discount rate	10.00% to 13.00%	10.09%
		servicing revenue	Cost to service	$69 to $289	$79
			Ancillary income	20 to 37	22
			Float rate	0.43%	0.43%
			Prepayment rate	7.92% to 64.70%	20.85%

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)	-	-
September 30, 2021
Collateral dependent loans
Commercial	$512	Sales comparison approach	Adjustment for differences between comparable sales	(12.5)% to 12.0%	(1.6)%
Mortgage and Installment(1)	1,216	Sales comparison approach	Adjustment for differences between comparable sales	(24.2) to 76.9	1.7

December 31, 2020
Collateral dependent loans
Commercial	$8,054	Sales comparison approach	Adjustment for differences between comparable sales	(40.0)% to 75.0%	3.8%
Mortgage and Installment(1)	1,020	Sales comparison approach	Adjustment for differences between comparable sales	(73.3) to 104.6	(1.5)
Other real estate
Mortgage	102	Sales comparison approach	Adjustment for differences between comparable sales	(13.1) to 2.4	(3.6)

(1)
In addition to the valuation techniques and unobservable inputs discussed above, at September 30, 2021 and December 31, 2020 certain collateral dependent installment loans totaling approximately $0.19 million and $0.16 million, respectively are secured by collateral other than real estate.  For the majority of these loans, we apply internal discount rates to industry valuation guides.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
September 30, 2021	$78,731	$1,557	$77,174
December 31, 2020	92,434	3,856	88,578

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
12.	Fair Values of Financial Instruments

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The estimated recorded book balances and fair values follow:

			Fair Value Using
	Recorded Book Balance	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
September 30, 2021
Assets
Cash and due from banks	$49,946	$49,946	$49,946	$-	$-
Interest bearing deposits	75,675	75,675	75,675	-	-
Securities available for sale	1,348,378	1,348,378	-	1,348,378	-
Federal Home Loan Bank and Federal Reserve Bank Stock	18,427	NA	NA	NA	NA
Net loans and loans held for sale	2,915,910	2,949,021	-	78,731	2,870,290
Accrued interest receivable	12,721	12,721	2	5,691	7,028
Derivative financial instruments	13,559	13,559	-	13,559	-

Liabilities
Deposits with no stated maturity (1)	$3,661,774	$3,661,774	$3,661,774	$-	$-
Deposits with stated maturity (1)	350,294	351,269	-	351,269	-
Other borrowings	30,007	30,333	-	30,333	-
Subordinated debt	39,338	45,742	-	45,742	-
Subordinated debentures	39,575	29,474	-	29,474	-
Accrued interest payable	1,112	1,112	67	1,045	-
Derivative financial instruments	6,583	6,583	-	6,583	-

December 31, 2020
Assets
Cash and due from banks	$56,006	$56,006	$56,006	$-	$-
Interest bearing deposits	62,699	62,699	62,699	-	-
Securities available for sale	1,072,159	1,072,159	-	1,072,159	-
Federal Home Loan Bank and Federal Reserve Bank Stock	18,427	NA	NA	NA	NA
Net loans and loans held for sale	2,790,683	2,794,058	-	92,434	2,701,624
Accrued interest receivable	12,315	12,315	3	3,414	8,898
Derivative financial instruments	16,782	16,782	-	16,782	-

Liabilities
Deposits with no stated maturity (1)	$3,198,338	$3,198,338	$3,198,338	$-	$-
Deposits with stated maturity (1)	439,017	441,457	-	441,457	-
Other borrowings	30,012	30,844	-	30,844	-
Subordinated debt	39,281	41,417	-	41,417	-
Subordinated debentures	39,524	30,265	-	30,265	-
Accrued interest payable	601	601	59	542	-
Derivative financial instruments	11,754	11,754	-	11,754	-

(1)
Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $560.915 million and $518.400 million at September 30, 2021 and December 31, 2020, respectively. Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $35.278 million and $37.785 million at September 30, 2021 and December 31, 2020, respectively.

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

Pandemic

The COVID-19 pandemic and the related government restrictions and guidance have had and may continue to have a significant effect on us, our customers, and the markets we serve. Since the U.S. Food and Drug Administration (FDA) issued its first emergency use authorization for a COVID-19 vaccine on December 11, 2020,  the Centers for Disease Control and Prevention (“CDC”) reports that almost 80% of the adult population in the U.S. has received at least one vaccination as of October 24, 2021. According to data reported by the State of Michigan as of October 22, 2021, 68.5% of Michigan residents ages 16 and older have had at least one vaccination. Widespread vaccinations have slowed the spread of the virus. Effective June 22, 2021, the State of Michigan rescinded the emergency orders it implemented in response to the pandemic, including the rescission of restrictions on restaurant capacities and other restrictions on the size of in-person gatherings. Despite these positive developments, the pandemic continues to cause a great deal of economic uncertainty and disruption to financial and other markets, including as a result of concerns relating to possible variants of the original virus.

As a result of the pandemic, the related governmental responses, and the ongoing uncertainty, our business, results of operations, and financial condition may be adversely affected by a number of factors that could impact us and our customers, including but not limited to:

∙	difficulties encountered by our business customers in addressing the effects of the pandemic may cause increases in loan delinquencies, foreclosures and defaults;
∙	increases in our allowance for credit losses may be necessary;
∙	declines in collateral values may occur;
∙	third party disruptions may occur, including outages at network providers, on-line banking vendors and other suppliers;
∙	there is increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity;
∙	we may experience operational failures due to changes in our normal business practices necessitated by the pandemic and related governmental actions; and/or
∙	our production and efficiency may suffer due to employee illnesses and/or employees having to work remotely.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Given the ongoing uncertainty with respect to the pandemic and potential governmental responses, these risk factors may continue to some degree for a significant period of time.

The extent to which the COVID-19 pandemic may impact our business, results of operations and financial condition will depend on future developments, which continue to be highly uncertain and difficult to predict.  Those developments and factors are expected to include the evolution of the virus and possible virus variants, the number of people who become vaccinated, actions taken by governmental authorities to address the foregoing, and how quickly and to what extent normal economic and operating conditions can resume. We do not know the potential full extent of the impact.  However, the effects could have a material adverse impact on our business, asset valuations, financial condition and results of operations. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, securities available for sale, loans, capitalized mortgage loan servicing rights or deferred tax assets.

Certain industries (such as hotels and restaurants) have been more adversely impacted by the COVID-19 pandemic and related periodic shutdowns of our economy.  We believe that the following industry concentrations within our commercial loan portfolio represent greater potential risk in the current economic environment.  The balances below are as of September 30, 2021.

	Amount	% of Total Loans
	(Dollars in millions)
Commercial and industrial portfolio segment:
Retail	$68	2.4%
Food service	56	1.9
Hotel	38	1.3
	162	5.6

Commercial real estate portfolio segment:
Retail	108	3.7
Office	74	2.6
Multifamily	67	2.3
	249	8.6

Total	$411	14.3%

At September 30, 2021, we had no commercial loans in forbearance.  However, we continue to closely monitor these industry concentrations and at present do not foresee any significant losses relative to this portion of our loan portfolio given the current economic conditions in Michigan and the fact that many businesses have reopened. However, a high degree of uncertainty still exists with respect to the impact of the COVID-19 pandemic and the related economic disruptions on the future performance of our loan portfolio, including these concentrations.

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

Loss Reimbursement Obligations

The provision for loss reimbursement on sold loans represents our estimate of incurred losses related to mortgage loans that we have sold to investors (primarily Fannie Mae, Freddie Mac, Ginnie Mae and the Federal Home Loan Bank of Indianapolis). Since we sell mortgage loans without recourse, loss reimbursements only occur in those instances where we have breached a representation or warranty or other contractual requirement related to the loan sale. The provision for loss reimbursement on sold loans was an expense of $0.04 million and $0.05 million for the three month periods ended September 30, 2021 and 2020 and an expense of $0.10 million and $0.16 million for the nine month periods ended September 30, 2021 and 2020, respectively. The reserve for loss reimbursements on sold mortgage loans totaled $1.12 million and $1.02 million at September 30, 2021 and December 31, 2020, respectively. This reserve is included in accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition. This reserve is based on an analysis of mortgage loans that we have sold which are further categorized by delinquency status, loan to value, and year of origination. The calculation includes factors such as probability of default, probability of loss reimbursement (breach of representation or warranty) and estimated loss severity. We believe that the amounts that we have accrued for incurred losses on sold mortgage loans are appropriate given our analyses. However, future losses could exceed our current estimate.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Visa Stock

We own 12,566 shares of VISA Class B common stock. At the present time, these shares can only be sold to other Class B shareholders. As a result, there has generally been limited transfer activity in private transactions between buyers and sellers. Given the limited activity that we have become aware of  and the continuing uncertainty regarding the likelihood, ultimate timing and eventual exchange rate for Class B shares into Class A shares, we continue to carry these shares at zero, representing cost basis less impairment. However, given the current conversion ratio of 1.6228 Class A shares for every 1 Class B share and the closing price of VISA Class A shares on September 30, 2021 of $222.75 per share, our 12,566 Class B shares would have a current “value” of approximately $4.5 million. We continue to monitor Class B trading activity and the status of the resolution of certain litigation matters at VISA that would trigger the conversion of Class B common shares into Class A common shares, which would not have any trading restrictions.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
14.	Accumulated Other Comprehensive Income (Loss) (“AOCIL”)

A summary of changes in AOCIL follows:

	Unrealized Gains on Securities Available for Sale	Dispropor- tionate Tax Effects from Securities Available for Sale	Unrealized Losses on Cash Flow Hedges	Total
	(In thousands)
For the three months ended September 30, 2021
Balances at beginning of period	$14,214	$(5,798)	$-	$8,416
Other comprehensive loss before reclassifications	(1,322)	-	-	(1,322)
Amounts reclassified from AOCIL	4	-	-	4
Net current period other comprehensive loss	(1,318)	-	-	(1,318)
Balances at end of period	$12,896	$(5,798)	$-	$7,098

2020
Balances at beginning of period	$11,315	$(5,798)	$(1,721)	$3,796
Other comprehensive income (loss) before reclassifications	2,125	-	(20)	2,105
Amounts reclassified from AOCIL	-	-	245	245
Net current period other comprehensive income	2,125	-	225	2,350
Balances at end of period	$13,440	$(5,798)	$(1,496)	$6,146

For the nine months ended September 30, 2021
Balances at beginning of period	$15,822	$(5,798)	$-	$10,024
Other comprehensive loss before reclassifications	(4,049)	-	-	(4,049)
Amounts reclassified from AOCIL	1,123	-	-	1,123
Net current period other comprehensive loss	(2,926)	-	-	(2,926)
Balances at end of period	$12,896	$(5,798)	$-	$7,098

2020
Balances at beginning of period	$3,739	$(5,798)	$(1,727)	$(3,786)
Other comprehensive income (loss) before reclassifications	9,901	-	(279)	9,622
Amounts reclassified from AOCIL	(200)	-	510	310
Net current period other comprehensive income	9,701	-	231	9,932
Balances at end of period	$13,440	$(5,798)	$(1,496)	$6,146

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
A summary of reclassifications out of each component of AOCIL for the three months ended September 30 follows:

AOCIL Component	Amount Reclassified From AOCIL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2021
Unrealized gains on securities available for sale
	$5	Net gains on securities available for sale
	1	Income tax expense
	$4	Reclassifications, net of tax

2020
Unrealized gains on securities available for sale
	$-	Net gains on securities available for sale
	-	Net impairment loss recognized in earnings
	-	Total reclassifications before tax
	-	Income tax expense
	$-	Reclassifications, net of tax

Unrealized losses on cash flow hedges
	$310	Interest expense
	65	Income tax expense
	$245	Reclassification, net of tax

	$(245)	Total reclassifications for the period, net of tax

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
A summary of reclassifications out of each component of AOCIL for the nine months ended September 30 follows:

AOCIL Component	Amount Reclassified From AOCIL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2021
Unrealized gains on securities available for sale
	$1,421	Net gains on securities available for sale
	298	Income tax expense
	$1,123	Reclassifications, net of tax

2020
Unrealized gains on securities available for sale
	$253	Net gains on securities available for sale
	-	Net impairment loss recognized in earnings
	253	Total reclassifications before tax
	53	Income tax expense
	$200	Reclassifications, net of tax

Unrealized losses on cash flow hedges
	$646	Interest expense
	136	Income tax expense
	$510	Reclassification, net of tax

	$(310)	Total reclassifications for the period, net of tax

15.	Revenue from Contracts with Customers

We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. We derive the majority of our revenue from financial instruments and their related contractual rights and obligations which for the most part are excluded from the scope of this topic.  These sources of revenue that are excluded from the scope of this topic include interest income, net gains on mortgage loans, net gains on securities available for sale, mortgage loan servicing, net and bank owned life insurance and were approximately 85.1% and 87.9% of total revenues for the nine month periods ending September 30, 2021 and 2020, respectively.

Material sources of revenue that are included in the scope of this topic include service charges on deposit accounts, other deposit related income, interchange income and investment and insurance commissions and are discussed in the following paragraphs.  Generally these sources of revenue are earned at the time the service is delivered or over the course of a monthly period and do not result in any contract asset or liability balance at any given period end.  As a result, there were no contract assets or liabilities recorded as of September 30, 2021 and December 31, 2020.

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

Net (gains) losses on other real estate and repossessed assets:  We record a gain or loss from the sale of other real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  If we were to finance the sale of other real estate to the buyer, we would assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction is probable.  Once these criteria are met, the other real estate asset would be derecognized and the gain or loss on sale would be recorded upon the transfer of control of the property to the buyer.  There were no other real estate properties sold during the nine month periods ending September 30, 2021 and 2020 that were financed by us.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Disaggregation of our revenue sources by attribute follows:

Three months ending September 30, 2021
	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$2,699	$-	$-	$-	$2,699
Account service charges	107	-	-	-	107
ATM fees	-	336	-	-	336
Other	-	179	-	-	179
Business
Overdraft fees	138	-	-	-	138
ATM fees	-	8	-	-	8
Other	-	79	-	-	79
Interchange income	-	-	4,237	-	4,237
Asset management revenue	-	-	-	444	444
Transaction based revenue	-	-	-	234	234

Total	$2,944	$602	$4,237	$678	$8,461

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$602
Investment and insurance commissions					678
Bank owned life insurance					145
Other					1,452
Total					$2,877

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Nine months ending September 30, 2021
	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$5,746	$-	$-	$-	$5,746
Account service charges	950	-	-	-	950
ATM fees	-	817	-	-	817
Other	-	552	-	-	552
Business
Overdraft fees	482	-	-	-	482
ATM fees	-	18	-	-	18
Other	-	238	-	-	238
Interchange income	-	-	10,739	-	10,739
Asset management revenue	-	-	-	1,227	1,227
Transaction based revenue	-	-	-	668	668

Total	$7,178	$1,625	$10,739	$1,895	$21,437

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$1,625
Investment and insurance commissions					1,895
Bank owned life insurance					411
Other					2,847
Total					$6,778

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

Leases are classified as operating or finance leases at the lease commencement date (we did not have any finance leases as of September 30, 2021). Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. The ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of the lease payment over the lease term.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The cost components of our operating leases follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Operating lease cost	$424	$395	$1,259	$1,357
Variable lease cost	15	16	46	52
Short-term lease cost	17	10	47	26
Total	$456	$421	$1,352	$1,435

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities.

Supplemental balance sheet information related to our operating leases follows:

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Lease right of use asset (1)	$6,861	$7,646
Lease liabilities (2)	$6,989	$7,868

Weighted average remaining lease term (years)	6.60	7.12
Weighted average discount rate	2.3%	2.4%

(1)	Included in Accrued income and other assets in our Condensed Consolidated Statements of Financial Condition.
(2)	Included in Accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition.

Maturity analysis of our lease liabilities at September 30, 2021 based on required contractual payments follows:

(In thousands)

Three months ending December 31, 2021	$432
2022	1,620
2023	1,305
2024	816
2025	809
2026 and thereafter	2,539
Total lease payments	7,521
Less imputed interest	(532)
Total	$6,989

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

Recent Developments. The COVID-19 pandemic and the related government restrictions and guidance have had and may continue to have a significant effect on us, our customers, and the markets we serve. Since the U.S. Food and Drug Administration (FDA) issued its first emergency use authorization for a COVID-19 vaccine on December 11, 2020, the Centers for Disease Control and Prevention (“CDC”) reports that almost 80% of the adult population in the U.S. has received at least one vaccination as of October 24, 2021.  According to data reported by the State of Michigan as of October 22, 2021, 68.5% of Michigan residents ages 16 and older have had at least one vaccination. Effective June 22, 2021, the State of Michigan rescinded the emergency orders it implemented in response to the pandemic, including the rescission of restrictions on restaurant capacities and other restrictions on the size of in-person gatherings. Despite these positive developments, the pandemic continues to cause a great deal of economic uncertainty and disruption in our markets, including as a result of concerns relating to possible variants of the original virus.

As a result of the pandemic, the related governmental responses, and the ongoing uncertainty, our business, results of operations, and financial condition may be adversely affected by a number of factors that could impact us and our customers, including but not limited to:

∙	difficulties encountered by our business customers in addressing the effects of the pandemic may cause increases in loan delinquencies, foreclosures and defaults;
∙	increases in our allowance for credit losses may be necessary;
∙	declines in collateral values may occur;
∙	third party disruptions may occur, including outages at network providers, on-line banking vendors and other suppliers;
∙	there is increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity;
∙	we may experience operational failures due to changes in our normal business practices necessitated by the pandemic and related governmental actions; and/or
∙	our production and efficiency may suffer due to employee illnesses and/or employees having to work remotely.

Index
Given the ongoing uncertainty with respect to the pandemic and potential governmental responses, these risk factors may continue to some degree for a significant period of time.

The extent to which the COVID-19 pandemic may impact our business, results of operations and financial condition will depend on future developments, which  continue to be highly uncertain and difficult to predict.  Those developments and factors are expected to include the evolution of the virus and possible virus variants, the number of people who become vaccinated, actions taken by governmental authorities to address the foregoing, and how quickly and to what extent normal economic and operating conditions can resume. We do not  know the potential full extent of the impact.  However, the effects could have a material adverse impact on our business, asset valuations, financial condition and results of operations. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, securities available for sale, loans, capitalized mortgage loan servicing rights or deferred tax assets.

It is against this backdrop that we discuss our results of operations and financial condition in the first three quarters of 2021 as compared to earlier periods.

Results of Operations

Summary.  We recorded net income of $16.0 million and $19.6 million during the three months ended September 30, 2021 and 2020, respectively.  The decrease in 2021 third quarter results as compared to 2020 is primarily due to a decline in non-interest income and an increase in non-interest expense that were partially offset by an increase in net interest income and decreases in the provision for credit losses and income tax expense.

We recorded net income of $50.4 million and $39.2 million during the nine months ended September 30, 2021 and 2020, respectively. The increase in 2021 year-to-date results as compared to 2020 is primarily due to increases in net interest income and non-interest income and a decrease in the provision for credit losses that was partially offset by increases in non-interest expense and income tax expense.

Key performance ratios
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (annualized) to
Average assets	1.40%	1.90%	1.53%	1.36%
Average shareholders’ equity	15.93%	21.36%	17.32%	14.87%
			.
Net income per common share
Basic	$0.74	$0.90	$2.32	$1.78
Diluted	0.73	0.89	2.30	1.76

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

Our net interest income totaled $33.8 million during the third quarter of 2021, an increase of $1.8 million, or 5.7% from the year-ago period.  This increase primarily reflects a $409.2 million increase in average interest-earning assets that was partially offset by a 13 basis point decrease in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”).

For the first nine months of 2021, net interest income totaled $95.5 million, an increase of $2.9 million, or 3.1% from 2020.  This increase primarily reflects a $556.7 million increase in average interest-earning assets that was partially offset by a 33 basis point decrease in our net interest margin.

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

Interest and fees on loans include $2.6 million and $6.5 million of accretion of net loan fees on PPP loans in the third quarter and first nine months of 2021, respectively, compared to $1.3 million and $2.3 million for the third quarter and first nine months of 2020.  Interest and fees on loans also include $0.1 million and $0.7 million for the third quarter and first nine months of 2021, respectively, and include $0.3 million and $0.9 million for the third quarter and first nine months of 2020, respectively, of accretion of the discount recorded on loans acquired in the April 2018 acquisition of Traverse City State Bank (“TCSB”). In addition, the third quarter and first nine months 2020 included $0.5 million of discount accretion on a purchased commercial loan that was paid off during the quarter.

Our net interest income is also adversely impacted by our level of non-accrual loans. In the third quarter and first nine months of 2021, non-accrual loans averaged $5.3 million and $6.4 million, respectively. In the third quarter and first nine months of 2020, non-accrual loans averaged $10.4 million and $12.4 million, respectively.  In addition, in the third quarter and first nine months of 2021, we had net recoveries of $0.29 million and $0.89 million, respectively, of unpaid interest on loans placed on or taken off non-accrual during each period or on loans previously charged-off compared to net recoveries of $0.44 million and $0.85 million, respectively, during the same periods in 2020.

Index
Average Balances and Tax Equivalent Rates

	Three Months Ended September 30,
		2021			2020
	Average			Average
	Balance	Interest	Rate (2)	Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$2,896,552	$30,061	4.13%	$2,918,946	$30,323	4.14%
Tax-exempt loans (1)	7,148	90	5.00	6,926	88	5.05
Taxable securities available for sale	951,445	3,922	1.65	733,977	3,450	1.88
Tax-exempt securities available for sale(1)	365,937	2,070	2.26	157,998	1,194	3.02
Interest bearing cash	57,153	23	0.16	51,181	14	0.11
Other investments	18,427	181	3.90	18,427	223	4.81
Interest Earning Assets	4,296,662	36,347	3.37	3,887,455	35,292	3.62
Cash and due from banks	57,151			52,676
Other assets, net	159,961			162,187
Total Assets	$4,513,774			$4,102,318

Liabilities
Savings and interest-bearing checking	$2,317,142	695	0.12	$1,922,971	686	0.14
Time deposits	314,394	395	0.50	498,796	1,376	1.1
Other borrowings	108,908	962	3.50	110,714	1,006	3.61
Interest Bearing Liabilities	2,740,444	2,052	0.30	2,532,481	3,068	0.48
Non-interest bearing deposits	1,303,401			1,137,303
Other liabilities	72,387			67,820
Shareholders’ equity	397,542			364,714

Total liabilities and shareholders’ equity	$4,513,774			$4,102,318

Net Interest Income		$34,295			$32,224

Net Interest Income as a Percent of Average Interest Earning Assets			3.18%			3.31%

(1)	Interest on tax-exempt loans and securities available for sale is presented on a fully tax equivalent basis assuming a marginal tax rate of 21%.
(2)	Annualized

Index
Average Balances and Tax Equivalent Rate

	Nine Months Ended September 30,
		2021			2020
	Average			Average
	Balance	Interest	Rate (2)	Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$2,859,207	$86,126	4.02%	$2,861,776	$91,804	4.28%
Tax-exempt loans (1)	6,801	256	5.03	7,266	273	5.02
Taxable securities available for sale	881,465	10,374	1.57	579,704	9,356	2.15
Tax-exempt securities available for sale(1)	347,873	5,845	2.24	114,187	2,682	3.13
Interest bearing cash	76,533	74	0.13	52,265	160	0.41
Other investments	18,427	555	4.03	18,404	694	5.04
Interest Earning Assets	4,190,306	103,230	3.29	3,633,602	104,969	3.85
Cash and due from banks	55,883			49,345
Other assets, net	155,701			163,503
Total Assets	$4,401,890			$3,846,450

Liabilities
Savings and interest- bearing checking	$2,239,887	2,059	0.12	$1,764,933	3,121	0.24
Time deposits	319,792	1,429	0.6	529,248	6,029	1.52
Other borrowings	108,866	2,888	3.55	121,195	2,598	2.86
Interest Bearing Liabilities	2,668,545	6,376	0.32	2,415,376	11,748	0.65
Non-interest bearing deposits	1,279,006			1,016,286
Other liabilities	65,464			62,984
Shareholders’ equity	388,875			351,804
Total liabilities and shareholders’ equity	$4,401,890			$3,846,450

Net Interest Income		$96,854			$93,221

Net Interest Income as a Percent of Average Interest Earning Assets			3.09%			3.42%

(1)	Interest on tax-exempt loans and securities available for sale is presented on a fully tax equivalent basis assuming a marginal tax rate of 21%.
(2)	Annualized

Index
Reconciliation of Non-GAAP Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Net Interest Margin, Fully Taxable Equivalent (“FTE”)

Net interest income	$33,803	$31,966	$95,480	$92,619
Add: taxable equivalent adjustment	492	258	1,374	602
Net interest income - taxable equivalent	$34,295	$32,224	$96,854	$93,221
Net interest margin (GAAP) (1)	3.13%	3.28%	3.04%	3.40%
Net interest margin (FTE) (1)	3.18%	3.31%	3.09%	3.42%

(1)	Annualized.

Provision for credit losses.  We adopted Financial Accounting Standards Board Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“CECL”) on January 1, 2021.  See note #2 to the Condensed Consolidated Financial Statements included within this report for our discussion on CECL implementation.

The provision for credit losses was a credit of $0.7 million and an expense of $1.0 million for the three months ended September 30, 2021 and 2020, respectively. During the nine-month periods ended September 30, 2021 and 2020, the provision for credit losses was a credit of $2.6 million and an expense of $12.9 million, respectively. The provision reflects our assessment of the allowance for credit losses (the “ACL”) taking into consideration factors such as loan growth, loan mix, levels of non-performing and classified loans, economic conditions and loan net charge-offs.  While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors. See “Portfolio Loans and asset quality” for a discussion of the various components of the ACL and their impact on the provision for credit losses in 2021. See note #13 to the Condensed Consolidated Financial Statements included within this report for a discussion on industry concentrations.  In particular, the higher year-to-date provision for credit losses in 2020 included a $10.7 million (or 122.1%) increase in the qualitative/subjective portion of the allowance for credit losses.  That increase principally reflected the unique challenges and economic uncertainty resulting from the COVID-19 pandemic during the first three quarters of 2020 and the potential impact on the loan portfolio.

Non-interest income.  Non-interest income is a significant element in assessing our results of operations. Non-interest income totaled $19.7 million during the third quarter of 2021 compared to $27.0 million in the third quarter of 2020.  For the first nine months of 2021, non-interest income totaled $60.9 million compared to $58.4 million for the first nine months of 2020.

Index
The components of non-interest income are as follows:

Non-Interest Income

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)
Interchange income	$4,237	$3,428	$10,739	$8,411
Service charges on deposit accounts	2,944	2,085	7,178	6,299
Net gains on assets
Mortgage loans	8,361	20,205	30,280	46,687
Securities available for sale	5	-	1,421	253
Mortgage loan servicing, net	1,271	(644)	4,476	(8,966)
Investment and insurance commissions	678	530	1,895	1,478
Bank owned life insurance	145	215	411	750
Other	2,054	1,192	4,472	3,470
Total non-interest income	$19,695	$27,011	$60,872	$58,382

Interchange income increased on both a comparative quarterly and year-to-date basis in 2021 as compared to 2020, primarily due to growth in debit card transaction volume (the third quarter of 2020 was adversely impacted by COVID-19 pandemic related shut-downs of businesses and stay at home mandates), a new switch contract that was initially effective in the fourth quarter of 2020 that increased revenues and joining a surcharge free ATM network in April 2020 that increased both interchange income and interchange expense.

Service charges on deposit accounts increased on a comparative quarterly basis and on a year-to-date basis in 2021 as compared to 2020.  The quarterly increase was principally due to an increase in non-sufficient funds occurrences (and related fees). In particular, the third quarter of 2020 was impacted by COVID-19 pandemic related business shut-downs and stay at home mandates that reduced checking account activity.

Index
Net gains on mortgage loans declined in 2021 from 2020 on both a quarterly and a year-to-date basis. Mortgage loan activity is summarized as follows:

Mortgage Loan Activity

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Mortgage loans originated	$453,752	$536,502	$1,436,497	$1,318,206
Mortgage loans sold	279,235	417,092	963,442	1,058,400
Net gains on mortgage loans	8,361	20,205	30,280	46,687
Net gains as a percent of mortgage loans sold (“Loan Sales Margin”)	2.99%	4.84%	3.14%	4.41%
Fair value adjustments included in the Loan Sales Margin	0.04	0.50	(0.40)	0.81

Year to date mortgage loans originated increased in 2021 as compared to 2020 due primarily to an increase in purchase money mortgages reflecting strong home sales in many of our markets.  Mortgage loan refinance volumes declined by 42.8% in the third quarter of 2021 as compared to 2020 as higher mortgage loan interest rates in 2021 reduced this activity.  Mortgage loans sold decreased in the third quarter of 2021 as compared to 2020 due to a lower mix of salable loans in our origination volumes. Net gains on mortgage loans decreased in 2021 as compared to 2020 due to the decline in loan sale volume, a decrease in the Loan Sales Margin and fair value adjustments as discussed below.

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

Our Loan Sales Margin is impacted by several factors including competition and the manner in which the loan is sold. Net gains on mortgage loans are also impacted by recording fair value accounting adjustments. Excluding these fair value accounting adjustments, the Loan Sales Margin would have been 2.95% and 4.34% in the third quarters of 2021 and 2020, respectively and 3.54% and 3.60% for the comparative 2021 and 2020 year-to-date periods, respectively.  The decline in the Loan Sales Margin (excluding fair value adjustments) in the third quarter of 2021 was generally due to lower primary-to-secondary market pricing spreads as market interest rates rose in 2021 (relative to 2020) and mortgage loan refinance volumes decreased.  The changes in the fair value accounting adjustments are due to both changes in the amount of commitments to originate mortgage loans for sale and expected Loan Sales Margin on those commitments.

We recorded $0.005 million and zero net gains on securities available for sale in the comparative quarterly periods, respectively.  We recorded a net gain of $1.421 million and $0.253 million on securities available for sale for the first nine months of 2021 and 2020, respectively.  We recorded no net impairment losses in either 2021 or 2020 on securities available for sale.  See “Securities” below and note #3 to the Condensed Consolidated Financial Statements.

Index
Mortgage loan servicing, net, generated income of $1.3 million and a loss of $0.6 million in the third quarters of 2021 and 2020, respectively. For the first nine months of 2021 and 2020, mortgage loan servicing, net, generated income of $4.5 million and a loss of $9.0 million, respectively. The significant variances in mortgage loan servicing, net are primarily due to changes in the fair value of capitalized mortgage loan servicing rights associated with changes in mortgage loan interest rates and expected future prepayment levels. Mortgage loan servicing, net activity is summarized in the following table:

Mortgage Servicing Revenue

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Mortgage loan servicing	(In thousands)
Revenue, net	$2,023	$1,743	$5,809	$5,062
Fair value change due to price	599	(1,089)	2,813	(9,941)
Fair value change due to pay-downs	(1,351)	(1,298)	(4,146)	(4,087)
Total	$1,271	$(644)	$4,476	$(8,966)

Activity related to capitalized mortgage loan servicing rights is as follows:

Capitalized Mortgage Loan Servicing Rights

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)
Balance at beginning of period	$22,431	$13,773	$16,904	$19,171
Originated servicing rights capitalized	2,529	4,017	8,637	10,260
Change in fair value	(752)	(2,387)	(1,333)	(14,028)
Balance at end of period	$24,208	$15,403	$24,208	$15,403

At September 30, 2021 we were servicing approximately $3.24 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 3.50% and a weighted average service fee of approximately 25.6 basis points. Capitalized mortgage loan servicing rights at September 30, 2021 totaled $24.2 million, representing approximately 74.8 basis points on the related amount of mortgage loans serviced for others.

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

Index
Income from bank owned life insurance (“BOLI”) declined on both a quarterly and year-to-date basis in 2021 compared to 2020 reflecting a lower crediting rate on our cash surrender value. Our BOLI separate account is primarily invested in agency mortgage-backed securities. The crediting rate (on which the earnings are based) reflects the performance of the separate account.  The total cash surrender value of our BOLI was $55.1 million and $55.2 million at September 30, 2021 and December 31, 2020, respectively.

Other non-interest income increased on both a quarterly and year-to-date basis in 2021 as compared to 2020 due primarily to increases in credit card and merchant processing revenue, higher commercial loan swap fee income and a one-time fee reimbursement from our core data processing vendor for conversion related loss of revenues. These revenues and fees were adversely impacted during the first three quarters of 2020 by COVID-19 pandemic related business shut-downs and stay at home mandates.

Non-interest expense.  Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure.

Non-interest expense increased by $0.9 million to $34.5 million and increased by $7.4 million to $97.1 million during the three- and nine-month periods ended September 30, 2021, respectively, compared to the same periods in 2020.

Index
The components of non-interest expense are as follows:

Non-Interest Expense
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(In thousands)
Compensation	$11,507	$10,294	$32,764	$30,665
Performance-based compensation	6,252	8,310	15,327	14,240
Payroll taxes and employee benefits	3,900	3,350	11,973	9,837
Compensation and employee benefits	21,659	21,954	60,064	54,742
Data processing	3,022	2,215	7,972	6,160
Occupancy, net	2,082	2,199	6,578	6,818
Interchange expense	1,202	831	3,351	2,416
Furniture, fixtures and equipment	1,075	999	3,112	3,125
Loan and collection	735	768	2,353	2,329
Communications	683	806	2,341	2,409
Conversion related expenses	275	643	1,636	1,045
Legal and professional	513	566	1,534	1,427
Advertising	666	589	1,319	1,636
FDIC deposit insurance	346	411	983	1,211
Amortization of intangible assets	242	255	727	765
Supplies	116	126	460	513
Costs related to unfunded lending commitments	369	41	363	271
Correspondent bank service fees	77	101	292	294
Provision for loss reimbursement on sold loans	36	46	95	160
Branch closure costs	-	-	-	417
Net (gains) losses on other real estate and repossessed assets	(28)	46	(202)	146
Other	1,442	1,045	4,091	3,822
Total non-interest expense	$34,512	$33,641	$97,069	$89,706

Compensation and employee benefits expenses, in total, decreased $0.3 million on a quarterly comparative basis and increased $5.3 million for the first nine months of 2021 compared to the same periods in 2020.

Compensation expense increased by $1.2 million and $2.1 million in the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020.  These comparative increases in 2021 were primarily due to an increase in lending personnel, higher overtime levels and salary increases that were predominantly effective on January 1, 2021.

Performance-based compensation decreased by $2.1 million and increased $1.1 million in the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020.  The variances primarily reflect the changes in the accrual for anticipated incentive compensation based on our estimated full-year performance as compared to goals.

Index
Payroll taxes and employee benefits increased by $0.6 million and $2.1 million in the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020, due primarily to increases in payroll taxes (reflecting higher compensation costs), in our 401(k) plan match and in health care costs (due to increased claims in 2021).  Health care claims in 2020 were relatively low in part due to the COVID-19 pandemic that resulted in the closing of many medical and dental facilities during that time period except for emergency care during Michigan’s “stay home, stay safe” period.

Occupancy, net, furniture, fixtures and equipment, loan and collection, communications, legal and professional, supplies and correspondent bank service fees were all relatively unchanged on a comparative quarterly and year-to-date basis in 2021 as compared to 2020.

Data processing expense increased by $0.8 million and $1.8 million for both the third quarter and first nine months of 2021, respectively, compared to the same periods in 2020.  The third quarter and first nine months of 2020 included a $0.5 million and $1.4 million reduction of expenses respectively (compared to reductions of zero and $0.7 million in the third quarter and first nine months of 2021, respectively) associated with a cost savings agreement related to core data processing services that was executed in the third quarter of 2020.  The remainder of the increased costs in 2021 principally relate to new software and technology product/service additions.

Interchange expense primarily represents our third-party cost to process debit card transactions.  The increases in this expense in 2021 on both a comparative quarterly and year-to-date basis as compared to 2020 are due principally to changes in transaction volume and transaction channel mix.

Conversion related expenses totaled $0.3 million and $1.6 million for the third quarter and first nine months of 2021, respectively, compared to $0.6 million and $1.0 million for the third quarter and first nine months of 2020, respectively.  We began a process to convert our core data processing system to a new system hosted by a different vendor in early 2020 and completed this conversion in May 2021.  These expenses represent costs incurred for assistance from our existing vendor and fees from consultants who are assisting us in this conversion.

Advertising expense decreased by approximately $0.3 million in 2021 on a year-to-date basis as compared to 2020, due primarily to an increased reimbursement from our debit card provider for certain eligible marketing costs that we incurred and reduced levels of advertising in certain channels.

FDIC deposit insurance expense decreased in 2021 on both a comparative quarterly and year-to-date basis as compared to 2020, as a decrease in our assessment rate was only partially offset by growth in our total assets.

The amortization of intangible assets relates to the TCSB acquisition and prior branch acquisitions and the amortization of the deposit customer relationship value, including core deposit value, which was acquired in connection with those acquisitions. We had remaining unamortized intangible assets of $3.6 million and $4.3 million at September 30, 2021 and December 31, 2020, respectively. See note #7 to the Condensed Consolidated Financial Statements for a schedule of future amortization of intangible assets.

The changes in cost related to unfunded lending commitments are primarily impacted by changes in the amounts of such commitments to originate portfolio loans as well as (for commercial loan commitments) the grade (pursuant to our loan rating system) of such commitments.

Index
Branch closure costs totaled $0.4 million for both the third quarter and first nine months   of 2020.  We closed eight Bank branches (two on June 26, 2020 and six on July 31, 2020).  These costs primarily represent write-downs of fixed assets (buildings, furniture and equipment) and lease assets.

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

The increase in other expense during the quarter to date period primarily represents increases in travel and entertainment related expenses due to the lifting of Covid-19 travel restrictions, an increase in deposit account fraud related costs and an increase in Michigan Corporate Income Tax expense as the result of a change in how the tax base is calculated.

Income tax expense.  We recorded an income tax expense of $3.7 million and $11.5 million in the third quarter and the first nine months of 2021, respectively. This compares to an income tax expense of $4.8 million and $9.2 million in the third quarter and the first nine months of 2020, respectively.

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

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at September 30, 2021 and 2020 and at December 31, 2020 that the realization of substantially all of our deferred tax assets continues to be more likely than not.

Financial Condition

Summary.  Our total assets increased by $418.3 million during the first nine months of 2021.  Loans, excluding loans held for sale, were $2.88 billion at September 30, 2021, compared to $2.73 billion at December 31, 2020.  Mortgage loans and installment loans each increased while commercial loans declined during the first nine months of 2021.  (See “Portfolio Loans and asset quality.”)

Deposits totaled $4.01 billion at September 30, 2021, an increase of $374.7 million from December 31, 2020.  The increase in deposits is primarily due to growth in non-interest bearing deposits, savings and interest bearing checking deposits, time deposits and reciprocal deposits that were partially offset by a decline in brokered deposits.

The decrease in commercial loans in the first nine months of 2021 is due primarily to the forgiveness of loans extended under the Paycheck Protection Program (“PPP”) administered by the U.S. Small Business Administration (“SBA”).  The PPP (for new loans) ended on May 31, 2021.  The increase in deposits is due in part to the significant liquidity that has been injected into the economy through government programs, such as the PPP, as well as by monetary actions by the Federal Reserve Bank, all in response to the COVID-19 pandemic.

Index
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

Securities

	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value
Securities available for sale	(in thousands)
September 30, 2021	$1,332,054	$19,811	$3,487	$1,348,378
December 31, 2020	1,052,132	21,431	1,404	1,072,159

Securities available for sale in unrealized loss positions are evaluated quarterly for impairment related to credit losses. For securities available for sale in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available for sale that do not meet this criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, adverse conditions specifically related to the security and the issuer and the impact of changes in market interest rates on the market value of the security, among other factors.  If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss), net of applicable taxes. No ACL for securities available for sale was needed at September 30, 2021.

Index
Sales of securities were as follows (See “Non-interest income.”):

Sales of Securities

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Proceeds	$505	$-	$81,683	$36,593

Gross gains	5	-	1,471	253
Gross losses	-	-	50	-
Net impairment charges	-	-	-	-
Net gains	$5	$-	$1,421	$253

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

We generally retain loans that may be profitably funded within established risk parameters. (See “Asset/liability management.”) As a result, we may hold adjustable-rate conventional and fixed rate jumbo mortgage loans as Portfolio Loans, while 15- and 30-year fixed-rate non-jumbo mortgage loans are generally sold to mitigate exposure to changes in interest rates. (See “Non-interest income.”) Due primarily to the expansion of our mortgage-banking activities and a change in mix in our mortgage loan originations, we are now originating and putting into Portfolio Loans more fixed rate mortgage loans as compared to past periods.  These fixed rate mortgage loans generally have terms from 15 to 30 years, do not have prepayment penalties and expose us to more interest rate risk.  (See “Asset/liability management.”).

The PPP, is a short-term, forgivable loan program primarily intended to help businesses impacted by COVID-19 to continue paying their employees.  Also see Part II, Item 1A. Risk Factors below regarding the PPP.

Index
A summary of our participation in the PPP (which ended on May 31, 2021 for new loans) follows:

Paycheck Protection Program Activity

	September 30, 2021		September 30, 2020
	Amount (#)	Amount	Amount (#)	Amount
	(Dollars in thousands)
Closed and outstanding at quarter end	826	$90,150	2,117	$261,182
Cumulative forgiveness applications submitted to the SBA	2,916	311,385	197	37,223
Net fees accreted into interest income for the quarter	n/a	2,630	n/a	1,321
Net fees accreted into interest income year-to-date	n/a	6,528	n/a	2,298
Unaccreted net fees remaining at quarter end	n/a	3,178	n/a	6,494

Congress and the major bank regulatory agencies have encouraged banks to work with their borrowers to provide short-term loan payment relief during the COVID-19 national emergency.  On March 22, 2020, an interagency statement was released by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Consumer Financial Protection Bureau, the State Banking Regulators and the National Credit Union Administration that contained their interpretation as to which modifications would qualify for these exceptions.  In general, to qualify for this exception:

•	The modified loan must be current when the modification is made;
•	The modification must be short term in nature (up to nine months), and;
•	Modifications may include payment deferrals, fee waivers, extensions of repayment terms or other delays in payment that are insignificant.

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

Index
A summary of accommodations as of September 30, 2021 follows:

Commercial and Retail Loan COVID-19 Accomodations

Loan Category	Covid-19 Accomodations		Total	% of Total
	Loans (#)	Loans ($)	Loans	Loans

Commercial	-	$-	$1,222,802	0.0%
Mortgage	39	5,901	1,100,992	0.5%
Installment	7	109	560,184	0.0%
Total	46	$6,010	$2,883,978	0.2%
Mortgage loans serviced for others(1)	64	$7,986	$3,237,251	0.2%

1) We have delegated authority from all investors to grant these deferrals on their behalf.

A summary of our Portfolio Loans follows:
	September 30, 2021	December 31, 2020
	(In thousands)
Real estate(1)
Residential first mortgages	$860,487	$792,762
Residential home equity and other junior mortgages	143,128	138,128
Construction and land development	258,579	232,693
Other(2)	694,503	669,150
Consumer	542,794	468,090
Commercial	378,995	429,011
Agricultural	5,492	3,844
Total loans	$2,883,978	$2,733,678

(1)	Includes both residential and non-residential commercial loans secured by real estate.
(2)	Includes loans secured by multi-family residential and non-farm, non-residential property.

Index
Non-performing assets (1)

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Non-accrual loans	$5,917	$8,312
Loans 90 days or more past due and still accruing interest	-	-
Subtotal	5,917	8,312
Less: Government guaranteed loans	327	439
Total non-performing loans	5,590	7,873
Other real estate and repossessed assets	224	766
Total non-performing assets	$5,814	$8,639

As a percent of Portfolio Loans
Non-performing loans	0.19%	0.29%
Allowance for credit losses	1.62	1.30
Non-performing assets to total assets	0.13	0.21
Allowance for credit losses as a percent of non-performing loans	837.19	450.01

(1)	Excludes loans classified as “troubled debt restructured” that are not past due.

 Troubled debt restructurings (“TDR”)

	September 30, 2021
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDR’s	$4,692	$32,037		$36,729
Non-performing TDR’s (2)	-	1,198	(3)	1,198
Total	$4,692	$33,235		$37,927

	December 31, 2020
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDR’s	$7,956	$36,385		$44,341
Non-performing TDR’s (2)	1,148	1,584	(3)	2,732
Total	$9,104	$37,969		$47,073

(1)	Retail loans include mortgage and installment loan portfolio segments.
(2)	Included in non-performing assets table above.
(3)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

Index
Non-performing loans decreased by $2.3 million since year-end 2020 as all loan categories have declined, reflecting improving economic conditions and the Company’s ongoing collection efforts.  Our collection and resolution efforts have generally resulted in a positive trend in non-performing loans. Also see Part II, Item 1A. Risk Factors below regarding the COVID-19 pandemic and the potential negative impact on the level of non-performing loans and assets in the future.

Non-performing loans exclude performing loans that are classified as TDRs. Performing TDRs totaled $36.7 million, or 1.3% of total Portfolio Loans, and $44.3 million, or 1.6% of total Portfolio Loans, at September 30, 2021 and December 31, 2020, respectively. The decrease in the amount of performing TDRs in the first nine months of 2021 reflects a decrease in both commercial and retail performing TDRs.

Other real estate and repossessed assets totaled $0.2 million and $0.8 million at September 30, 2021, and December 31, 2020, respectively.

We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.

The following tables reflect activity in our ACL on loans and ACL for unfunded lending commitments as well as the allocation of our ACL on loans.

Allowance for credit losses on loans and unfunded lending commitments

	Nine months ended September 30,
	2021		2020
		Unfunded		Unfunded
	Loans	Commitments	Loans	Commitments
	(Dollars in thousands)
Balance at beginning of period	$35,429	$1,805	$26,148	$1,542
Additions (deductions)
Impact of adoption of ASC 326	11,574	1,469	-	-
Provision for credit losses (1)	(2,558)	-	12,884	-
Initial allowance on loans purchased with credit deterioration	134	-	-	-
Recoveries credited to allowance	3,918	-	2,404	-
Loans charged against the allowance	(1,698)	-	(5,665)	-
Additions (recoveries) included in non-interest expense	-	363	-	271
Balance at end of period	$46,799	$3,637	$35,771	$1,813

Net loans charged (recovered) against the allowance to average Portfolio Loans	(0.11)%		0.16%

(1)	Beginning January 1, 2021, calculation is based on CECL methodology. Prior to January 1, 2021, calculation was based on the probable incurred loss methodology.

Index
Allocation of the Allowance for Credit Losses (1)

	September 30, 2021	January 1, 2021
	(Dollars in thousands)
Specific allocations	$1,524	$2,452
Pooled analysis allocations	31,588	30,796
Additional allocations based on subjective factors	13,687	13,889
Total	$46,799	$47,137

(1)	January 1, 2021 includes impact of the adoption of CECL.

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

The ACL decreased $0.3 million to $46.8 million at September 30, 2021 from $47.1 million at January 1, 2021 (CECL adoption date) and was equal to 1.62% of total Portfolio Loans at September 30, 2021.

Two of the three components of the ACL outlined above decreased since our CECL adoption date. The ACL related to specific loans decreased $0.9 million due primarily to a $5.4 million decrease in the amount of such loans. The ACL related to subjective factors decreased $0.2 million due primarily to slightly lower reserve allocations reflecting an improvement in economic forecasts (particularly for lower unemployment levels) that was partially offset by loan growth in 2021. The ACL related to pooled analysis of loans increased $0.8 million due primarily loan growth in 2021.

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

Deposits totaled $4.01 billion and $3.64 billion at September 30, 2021 and December 31, 2020, respectively.  The increase in deposits is primarily due to growth in non-interest bearing deposits, savings and interest bearing checking deposits, reciprocal deposits and time deposits that were partially offset by a decline in brokered deposits. Reciprocal deposits totaled $596.2 million and $556.2 million at September 30, 2021 and December 31, 2020, respectively. These deposits represent demand, money market and time deposits from our customers that have been placed through IntraFi Network.  This service allows our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.  The continued increase in reciprocal deposits is due in part to an automated sweep product that we introduced in mid-2018 as well as the marketing and sales efforts of our treasury management team.

We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be susceptible to outflow. At September 30, 2021, we had approximately $972.1 million of uninsured deposits. A reduction in core deposits would likely increase our need to rely on wholesale funding sources.

We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

Other borrowings, comprised primarily of advances from the FHLB, totaled $30.0 million at both September 30, 2021 and December 31, 2020.

As described above, we utilize wholesale funding, including federal funds purchased, FHLB and FRB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At September 30, 2021, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $629.1 million, or 15.6% of total funding (deposits and all borrowings, excluding subordinated debt and debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all.  Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.

Index
We historically employed derivative financial instruments to manage our exposure to changes in interest rates.  During the first nine months of 2021 and 2020, we entered into $34.8 million and $12.2 million (aggregate notional amounts), respectively, of interest rate swaps with commercial loan customers, which were offset with interest rate swaps that the Bank entered into with a broker-dealer. We recorded $0.5 million and $0.2 million of fee income related to these transactions during the first nine months of 2021 and 2020, respectively. See note #6 to the Condensed Consolidated Financial Statements included within this report for more information on our derivative financial instruments.

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

At September 30, 2021, we had $253.0 million of time deposits that mature in the next 12 months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $3.66 billion of our deposits at September 30, 2021, were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.

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

We also believe that the available cash on hand at the parent company (including time deposits) of approximately $45.9 million as of September 30, 2021 provides sufficient liquidity resources at the parent company to meet operating expenses, to make interest payments on the subordinated debt and debentures, and, along with dividends from the Bank, to pay projected cash dividends on our common stock.

Index
Effective management of capital resources is critical to our mission to create value for our shareholders. In addition to common stock, our capital structure also currently includes subordinated debt and cumulative trust preferred securities.

Capitalization

	September 30, 2021	December 31, 2020
	(In thousands)
Subordinated debt	$39,338	$39,281
Subordinated debentures	39,575	39,524
Amount not qualifying as regulatory capital	(562)	(505)
Amount qualifying as regulatory capital	78,351	78,300
Shareholders’ equity
Common stock	326,390	339,353
Retained earnings	66,543	40,145
Accumulated other comprehensive income	7,098	10,024
Total shareholders’ equity	400,031	389,522
Total capitalization	$478,382	$467,822

In May 2020, we issued $40.0 million of fixed to floating subordinated notes with a ten year maturity and a five year call option.  The initial coupon rate is 5.95% fixed for five years and then floats at the Secured Overnight Financing Rate (“SOFR”) plus 5.825%.  These notes are presented in the Condensed Consolidated Statement of Financial Condition under the caption “Subordinated debt” and the September 30, 2021 balance of $39.3 million is net of remaining unamortized deferred issuance costs of approximately $0.7 million that are being amortized through the maturity date into interest expense on other borrowings and subordinated debt and debentures in our Condensed Consolidated Statements of Operations.

We currently have four special purpose entities with $39.6 million of outstanding cumulative trust preferred securities as of September 30, 2021.  These special purpose entities issued common securities and provided cash to our parent company that in turn issued subordinated debentures to these special purpose entities equal to the trust preferred securities and common securities. The subordinated debentures represent the sole asset of the special purpose entities. The common securities and subordinated debentures are included in our Condensed Consolidated Statements of Financial Condition.

The FRB has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at September 30, 2021 and December 31, 2020.

Index
Common shareholders’ equity increased to $400.0 million at September 30, 2021, from $389.5 million at December 31, 2020, due primarily to our net income that was partially offset by a $10.3 million reduction in retained earnings related to the adoption of CECL, a $2.9 million decrease in our accumulated other comprehensive income, by share repurchases and by cash dividend payments. Our tangible common equity (“TCE”) totaled $368.2 million and $356.9 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 8.02% and 8.56% at September 30, 2021, and December 31, 2020, respectively.  TCE and the ratio of TCE to tangible assets are non-GAAP measures.  TCE represents total common equity less goodwill and other intangible assets.

In December 2020, our Board of Directors authorized a 2021 share repurchase plan.  Under the terms of the 2021 share repurchase plan, we are authorized to buy back up to 1,100,000, or approximately 5% of our outstanding common stock.  During the first nine months of 2021, the Company repurchased 659,350 shares at a weighted average purchase price of $20.89 per share.

We pay a quarterly cash dividend on our common stock.  These dividends totaled $0.63 per share and $0.60 per share in the first nine months of 2021 and 2020, respectively. We generally favor a dividend payout ratio between 30% and 50% of net income.

As of September 30, 2021 and December 31, 2020, our Bank (and holding company) continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards (also see note #10 to the Condensed Consolidated Financial Statements included within this report).

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

We employ simulation analyses to monitor our interest-rate risk profile and evaluate potential changes in our net interest income and market value of portfolio equity that result from changes in interest rates. The purpose of these simulations is to identify sources of interest-rate risk. The simulations do not anticipate any actions that we might initiate in response to changes in interest rates and, accordingly, the simulations do not provide a reliable forecast of anticipated results. The simulations are predicated on immediate, permanent and parallel shifts in interest rates and generally assume that current loan and deposit pricing relationships remain constant. The simulations further incorporate assumptions relating to changes in customer behavior, including changes in prepayment rates on certain assets and liabilities.  During 2021, our interest rate risk profile as measured by our short term earnings simulation has not changed significantly while our longer term interest rate risk measure based on changes in economic value now indicates modest exposure to rising rates.  The shift is primarily due to an increase in asset duration.  The increase in asset duration is attributed to growth and mix changes to the investment portfolio and portfolio mortgage loans.  However, we are carefully monitoring this change in the composition of our earning assets and the impact of potential future changes in interest rates on our changes in market value of portfolio equity and changes in net interest income.  As a result, we may add some longer-term borrowings, may utilize derivatives (interest rate swaps and interest rate caps) to manage interest rate risk and may continue to sell some fixed rate jumbo and other portfolio mortgage loans in the future.

Index
CHANGES IN MARKET VALUE OF PORTFOLIO EQUITY AND NET INTEREST INCOME

Change in Interest Rates	Market Value of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change
	(Dollars in thousands)
September 30, 2021
200 basis point rise	$512,400	(3.38)%	$136,400	4.36%
100 basis point rise	546,000	2.96	134,800	3.14
Base-rate scenario	530,300	-	130,700	-
100 basis point decline	465,000	(12.31)	124,300	(4.90)

December 31, 2020
200 basis point rise	$494,600	15.02%	$125,200	4.16%
100 basis point rise	483,200	12.37	123,700	2.91
Base-rate scenario	430,000	-	120,200	-
100 basis point decline	395,500	(8.02)	114,900	(4.41)

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

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended September 30, 2021, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended September 30, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since the U.S. Food and Drug Administration (FDA) issued its first emergency use authorization for a COVID-19 vaccine on December 11, 2020, the Centers for Disease Control and Prevention (“CDC”) reports that almost 80% of the adult population in the U.S. has received at least one vaccination as of October 24, 2021.  According to data reported by the State of Michigan as of October 22, 2021, 68.5% of Michigan residents ages 16 and older have had at least one vaccination. Widespread vaccinations have slowed the spread of the virus. Effective June 22, 2021, the State of Michigan rescinded the emergency orders it implemented in response to the pandemic, including the rescission of restrictions on restaurant capacities and other restrictions on the size of in-person gatherings. Despite these positive developments, the pandemic continues to cause a great deal of economic uncertainty and disruption to financial and other markets, including as a result of concerns relating to possible variants of the original virus.

As a result of the pandemic, the related governmental responses, and the ongoing uncertainty, our business, results of operations, and financial condition may be adversely affected by a number of factors that could impact us and our customers, including but not limited to:

∙	difficulties encountered by our business customers in addressing the effects of the pandemic may cause increases in loan delinquencies, foreclosures and defaults;
∙	increases in our allowance for credit losses may be necessary;
∙	declines in collateral values may occur;
∙	third party disruptions may occur, including outages at network providers, on-line banking vendors and other suppliers;
∙	there is increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity;
∙	we may experience operational failures due to changes in our normal business practices necessitated by the pandemic and related governmental actions; and/or
∙	our production and efficiency may suffer due to employee illnesses and/or employees having to work remotely.

Given the ongoing uncertainty with respect to the pandemic and potential governmental responses, these risk factors may continue to some degree for a significant period of time.

Index
The risks presented by the pandemic have caused us to modify many of our business practices.  Since the start of the pandemic, varying levels of our employee base have been working remotely.  We have also expanded sick and vacation time for certain employees.  Given the recent changes in workplace guidance as a result of the progress with vaccinations, we have moved to a hybrid work model.  Depending on an employee’s position and responsibilities, some employees may continue to function either fully or partially out of the office while others will return to the office on a full-time basis.  We may take further actions as may be required or as we determine to be prudent.  There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19.  Similarly, while we hope vaccinations will lessen the impact of the virus on our business, there is still a significant degree of uncertainty with respect to the potential impact of widespread vaccinations and the spread of possible virus variants.

The extent to which the COVID-19 pandemic may impact our business, results of operations and financial condition will depend on future developments, which continue to be highly uncertain and difficult to predict.  Those developments and factors are expected to include the evolution of the virus and possible virus variants, the number of people who become vaccinated, actions taken by governmental authorities to address the foregoing, and how quickly and to what extent normal economic and operating conditions can resume. We do not know the potential full extent of the impact.  However, the effects could have a material adverse impact on our business, asset valuations, financial condition and results of operations. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, securities available for sale, loans, capitalized mortgage loan servicing rights or deferred tax assets.

As a participating lender in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), the Company and the Bank are subject to additional risks regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), was signed into law which included a $349 billion loan program administered through the SBA referred to as the Paycheck Protection Program (“PPP”).   Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enrolled in the PPP, subject to numerous limitations and eligibility criteria (“First Draw Loans”).  First Draw Loans are eligible for forgiveness, subject to numerous limitations.  The Bank is participating as a lender in the PPP.

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

Index
On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (‘‘Economic Aid Act’’) was signed into law which allocated an additional $284 billion in funding for the PPP.  The Economic Aid Act reopened First Draw Loans with generally the same terms and conditions as originally enacted under the CARES Act while clarifying eligibility and ineligibility for certain entities and expanding the permitted uses of PPP funds. In addition, the Economic Aid Act simplified the loan forgiveness process for PPP loans of $150,000 or less. The Economic Aid Act also established second draw loans for entities that have already used their First Draw Loan proceeds, subject to numerous limitations and eligibility criteria (“Second Draw Loans”).  Second Draw Loans are eligible for forgiveness similar to First Draw Loans, subject to limitations set forth in the Economic Aid Act.

As of September 30, 2021, we had 826 First Draw Loans and Second Draw Loans outstanding with a total balance of $90.2 million.  Since inception of the program the SBA had approved $310.1 million in First Draw Loans and Second Draw Loans for forgiveness.  We anticipate a majority of the remaining outstanding loans will be forgiven by the end of 2021.

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

The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the “Plan”) pursuant to which non-employee directors can elect to receive shares of the Company’s common stock in lieu of fees otherwise payable to the director for his or her service as a director.  A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board.  Pursuant to this Plan, during the third quarter of 2021, the Company issued 380 shares of common stock to non-employee directors on a current basis and 3,992 shares of common stock to the trust for distribution to directors on a deferred basis.  These shares were issued on July 1, 2021 representing aggregate fees of $0.09 million. The shares on a current basis were issued at a price of $21.71 per share and the shares on a deferred basis were issued at a price of $19.54 per share, representing 90% of the fair value of the shares on the credit date.   The price per share was the consolidated closing bid price per share of the Company’s common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules.  The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

The following table shows certain information relating to repurchases of common stock for the three-months ended September 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
July 2021	103,416	$20.89	103,261	652,734
August 2021	13,788	20.96	10,000	642,734
September 2021	202,084	20.40	202,084	440,650
Total	319,288	$20.58	315,345	440,650

(1)
July and August include 155 shares and 3,788 shares, respectively, withheld from the shares that would otherwise have been issued to certain officers in order to satisfy tax withholding obligations resulting from the vesting of restricted stock and performance share units.

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

Date	November 5, 2021	By	/s/ Gavin A. Mohr
Gavin A. Mohr, Principal Financial Officer

Date	November 5, 2021	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer