Form 10-K
period 2021-12-31
INDEPENDENT BANK CORP /MI/
filed 2022-03-04
CIK 39311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2021 or
☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                           to_____________

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
Yes ☒ No☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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
 Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2021, was $460,580,409.
The number of shares outstanding of the registrant's common stock as of March 3, 2022 was 21,196,430.
Documents incorporated by reference:  Portions of our definitive proxy statement and annual report, to be delivered to shareholders in connection with the April 19, 2022 Annual Meeting of Shareholders, are incorporated by reference into Part I, Part II, Part III, and Part IV of this Form 10-K.

The Exhibit Index appears on Pages 26-27

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

Our bank transacts business in the single industry of commercial banking.  It offers a broad range of banking services to individuals and businesses, including checking and savings accounts, commercial lending, direct and indirect consumer financing, mortgage lending, and safe deposit box services.  Our bank does not offer trust services.  Our principal markets are the rural and suburban communities across Lower Michigan, which are served by the bank's main office in Grand Rapids, Michigan, and a total of 59 branches, two drive-thru facilities, and seven Michigan based loan production offices.  We also have two loan production offices in Ohio (Columbus and Fairlawn).  Most of our bank's branches provide full-service lobby and drive-thru services, as well as automatic teller machines (ATMs).  In addition, we provide internet and mobile banking capabilities to our customers.  We continue to see customer transaction volume declining at our bank offices and increasing through our electronic channels.

Our bank competes with other commercial banks, savings banks, credit unions, mortgage banking companies, fintech companies, securities brokerage companies, insurance companies, and money market mutual funds.  Many of these competitors have substantially greater resources than we do and offer certain services that we do not currently provide.  Such competitors may also have greater lending limits than our bank.  In addition, non-bank competitors are generally not subject to the extensive regulations applicable to us.  Price (the interest charged on loans and paid on deposits) remains a principal means of competition within the financial services industry.  Our bank also competes on the basis of service and convenience in providing financial services.

As of December 31, 2021, our bank had total loans (excluding loans held for sale) of $2.905 billion and total deposits of $4.117 billion.

As of December 31, 2021, we had 866 full-time employees and 120 part-time employees. We compete for talent and human resources with other financial services organizations within our geographic market, which is largely the lower peninsula of Michigan. The market for residential mortgage loan officers and support staff is particularly competitive given the competitive nature of those products, especially in low interest rate environments. We strive to be an employer of choice by offering competitive compensation and benefits as well as fostering strong employee relations through our culture, training and growth opportunities, and similar measures. As a community-oriented bank, we believe it is especially important for our employees to engage with the communities in our market areas, and we encourage and provide opportunities for our employees to volunteer with local organizations in the markets served by our bank branches.

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

On a consolidated basis, our principal sources of revenue are interest and fees on loans, other interest income, and non-interest income.  The sources of revenue for the three most recent years are as follows:

	2021	2020	2019
Interest and fees on loans	54.3%	55.8%	68.1%
Other interest income	10.0	7.6	7.7
Non-interest income	35.7	36.6	24.2
	100.0%	100.0%	100.0%

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

Under current federal regulations, our holding company is required to maintain the following minimum capital ratios: (1) a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, (2) a minimum ratio of Tier 1 capital to risk-weighted assets of 6%, (3) a minimum ratio of total capital to total risk-weighted assets of 8%, and (4) a minimum leverage ratio of 4%.  A 2.5% common equity Tier 1 capital conservation buffer is also required.  At December 31, 2021, our holding company's capital ratios exceeded minimum requirements for the well-capitalized category.

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

Our Tier 1 capital as of December 31, 2021, includes $38.4 million of trust preferred securities (classified on our Consolidated Statements of Financial Condition as "Subordinated debentures").  The Federal Reserve has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities and certain other capital elements is limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit could be included in the Tier 2 capital, subject to restrictions.  The provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act adopted in 2010 (the "Dodd-Frank Act") imposed additional limitations on the ability to include trust preferred securities as Tier 1 capital; however, these additional limitations do not apply to our outstanding trust preferred securities.

Our Tier 2 capital as of December 31, 2021 includes $40.0 million of subordinated notes that were issued during 2020 and mature May, 2030.  Generally, for subordinated debt with a minimum maturity of five years, there is no limit on the amount of subordinated debt that can be included in Tier 2 capital.

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

Federal Securities Regulation.  Our common stock is registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We are therefore subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the Securities and Exchange Commission ("SEC") under the Exchange Act.

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

At December 31, 2021, our bank's ratios exceeded minimum requirements for the well-capitalized category.

ITEM 1.	BUSINESS (continued)

Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include:  requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rates the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt and debentures; and ultimately, appointing a receiver for the institution.

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

Dividends.  Under Michigan law, banks are restricted as to the maximum amount of dividends they may pay on their common stock. Our bank may not pay dividends except out of its net income after deducting its losses and provision for credit losses.  In addition, a Michigan bank may not declare or pay a dividend unless the bank will have a surplus amounting to at least 20 percent of its capital after the payment of the dividend.

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

A number of consumer protection laws were implemented following the 2008 recession, including the Dodd-Frank Act, adopted in 2010. The Dodd-Frank Act created the Consumer Financial Protection Bureau ("CFPB"), which was given the power to issue and enforce certain consumer protection laws. The CFPB has issued a number of consumer protection regulations, including regulations that impact residential mortgage lending and servicing.

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

2018 Regulatory Reform.  In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the "2018 Act") was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act.  While the 2018 Act maintained most of the regulatory structure established by the Dodd-Frank Act, it amended certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion.

The 2018 Act also included regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures, and risk weights for certain high-risk commercial real estate loans.

CARES Act. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security ("CARES") Act of 2020 was signed into law.  Among other things, the CARES Act allowed banks to elect to suspend requirements under U.S. GAAP for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a TDR, including impairment for accounting purposes.  The passage of the Bipartisan-Bicameral Omnibus COVID Relief Deal in December 2020 permitted further suspension of these requirements until the earlier of 60 days after the termination date of the national emergency or January 1, 2022. Finally, as discussed below, the CARES Act and this December 2020 legislation delayed the required implementation of the Current Expected Credit Loss (CECL) accounting standard.

ITEM 1.	BUSINESS (continued)

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

Current Expected Credit Loss ("CECL").  In June 2016, the Financial Accounting Standards Board (‘‘FASB’’) issued Accounting Standards Update (‘‘ASU’’) 2016-13, ‘‘Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments’’. We were originally required to adopt this ASU on January 1, 2020 but section 4014 of the CARES Act allowed for temporary relief from applying this ASU. Under the amended CARES Act we were allowed to delay the adoption of this ASU until the earlier of the termination of the national emergency that was declared on March 13, 2020, or January 1, 2022. Early adoption was also allowed on either January 1, 2020 or January 1, 2021. As such, we chose to delay the adoption of this ASU during 2020 and adopted this ASU on January 1, 2021. This ASU, also referred to as Current Expected Credit Loss, or CECL, requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This represents a change from the previous method of providing allowances for credit losses that are probable and the implementation of the new standard may require us to increase our allowance for credit losses.  It may also greatly increase the data we will need to collect and review to determine the appropriate level of the allowance for credit losses. Any increase in our allowance for credit losses, or expenses incurred to determine the appropriate level of the allowance for credit losses, may have a material adverse effect on our financial condition and results of operations. In addition, federal bank regulatory agencies allow for a an optional phase-in period for the impact of CECL on regulatory capital.  We have elected the three year CECL method for regulatory purposes. See note #1, “Accounting Policies” in the Notes to Consolidated  Financial Statements in our annual report, to be delivered to shareholders in connection with the April 19, 2022 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K) for additional discussion relating to our adoption of CECL.

Replacement of LIBOR. In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates the London Interbank Offered Rate ("LIBOR"), announced that it intended to stop persuading or compelling banks to submit rates for the calibration of LIBOR after 2021. On March 5, 2021, LIBOR’s administrator announced that end dates for publication of LIBOR: December 31, 2021 for one-week and two-month USD LIBOR maturities and non-USD LIBOR maturities, and June 30, 2023 for all other tenors. Federal bank regulators have issued guidance indicating that banks should “cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021.”

ITEM 1.	BUSINESS (continued)

The Federal Reserve and the Alternative Reference Rates Committee ("ARRC"), a steering committee comprised primarily of large U.S. financial institutions, have identified the Secured Overnight Financing Rate ("SOFR"), a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as a potential alternative to LIBOR, and the Federal Reserve announced final plans for the production of SOFR. In July 2021, the ARRC formally recommended the CME SOFR Term Rates.  Whether SOFR will become a LIBOR replacement and the ultimate future of LIBOR remain uncertain. Some financial institutions have indicated an intent to use other rates in addition to SOFR. However, both Fannie Mae and Freddie Mac announced in 2020 that they would cease purchasing and issuing LIBOR-based products by the end of 2020 and have begun accepting mortgages based on SOFR.

We have formed a cross-functional project team to lead this transition from LIBOR to a planned adoption of reference rates which could include SOFR, amongst others. Implementation of successor indices may lead to additional documentation requirements, compliance measures, financial impacts, and technology-related challenges, as well as potential disputes or litigation with customers and creditors. We are utilizing the timeline guidance published by the ARRC to develop and achieve internal milestones during this transitional period.  We have discontinued the use of new LIBOR-based loans and interest rate derivative as of December 31, 2021, according to regulatory guidelines.

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

Investing in our common stock involves risks, including (among others) the following factors:

Risk Factors Relating to the COVID-19 Pandemic

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations and financial condition, and such effects will depend on future developments, which remain highly uncertain and difficult to predict.

The COVID-19 pandemic and the related government mandates, restrictions, and guidance have created and may continue to create and contribute to significant economic uncertainty and market disruptions. Throughout 2020 and 2021, the volatility created by the pandemic and responses to the pandemic impacted our performance, customers, and the markets we serve.

Federal and state government responses have also created uncertainty. On November 4, 2021, the U.S. Department of Labor implemented an emergency temporary standard (ETS) mandating that all employers with 100 workers or more must require their employees to be fully vaccinated or submit to weekly testing. The ETS has been met with many subsequent legal challenges. On January 13, 2022, the U.S. Supreme Court stayed the ETS, sending the case back to the U.S. Court of Appeals for the Sixth Circuit for a decision on the merits. Effective January 26, 2022, the U.S. Department of Labor withdrew the ETS as an enforceable emergency temporary standard, but did not withdraw it as a proposed permanent rule. As a result, the future of this proposed standard and its potential impact on our business remains unpredictable. In Michigan, the Department of Health and Human Services announced its intent to update quarantine and isolation periods to align with the Centers for Disease Control and Prevention’s newly shortened guidelines. These impending mandates and guidelines may have significant effects on the U.S. and Michigan economies, the banking sector generally, and our business specifically, the scope of which cannot be foreseen.

Based on this uncertainty, it is difficult to predict the extent to which the pandemic will continue to adversely impact our business, results of operations, financial condition, and customers. The potential impacts may include, but are not limited to:

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

Given the ongoing uncertainty with respect to the pandemic and potential government responses, these risk factors may continue to some degree for a significant period of time.

The extent to which the COVID-19 pandemic may impact our business, results of operations, asset valuations, financial condition, and customers will depend on future developments, which continue to be highly uncertain and difficult to predict. Those developments and factors are expected to include the evolution of the virus and new and emerging virus variants, vaccination rates and subsequent vaccine “boosters,” actions taken by governmental authorities to address the foregoing, and the enforcement thereof, and how quickly and to what extent normal economic and operating conditions stabilize. Potential developments also include market factors, such as interest rates, supply chain disruptions, inflation, consumer-welfare, and employment rates. We do not know the full extent of the potential impact. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, securities available for sale, loans, capitalized mortgage loan servicing rights or deferred tax assets.

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

We are subject to extensive regulation, supervision and examination by the Federal Reserve, the FDIC, the Michigan DIFS, the SEC and other regulatory bodies. Such regulation and supervision governs the activities in which we may engage. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, limitations related to our securities, the classification of our assets, and the determination of the level of our allowance for credit losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material adverse impact on our business, financial condition or results of operations.

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

Risk Factors More Specific to Our Business

We have credit risk inherent in our loan portfolios, and our allowance for credit losses may not be sufficient to cover actual credit losses.

Our loan customers may not repay their loans according to their respective terms, and the collateral securing the payment of these loans may be insufficient to cover any losses we may incur. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Non-performing loans amounted to $5.1 million and $7.9 million at December 31, 2021 and December 31, 2020, respectively. Our allowance for credit losses coverage ratio of non-performing loans was 924.70% and 450.01% at December 31, 2021 and December 31, 2020, respectively. The increase in this coverage ratio in 2021 was primarily due to an increase in the allowance for credit losses resulting from the adoption of CECL on January 1, 2021.  In determining the size of the allowance for credit losses, we rely on our experience and our evaluation of current economic conditions. If our assumptions or judgments prove to be incorrect, our current allowance for credit losses may not be sufficient to cover certain credit losses inherent in our loan portfolio, and adjustments may be necessary to account for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance for credit losses would adversely impact our operating results.

In addition, federal and state regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or recognize additional loan charge-offs, notwithstanding any internal analysis that has been performed. Any increase in our allowance for credit losses or loan charge-offs required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.

We have credit risk in our securities portfolio.

We maintain diversified securities portfolios, which include obligations of the Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions, mortgage-backed securities, corporate securities and asset-backed securities.  We seek to limit credit losses in our securities portfolios by principally purchasing highly rated securities (generally rated "AA" or higher by a major debt rating agency) and by conducting due diligence on the issuer. However, gross unrealized losses on securities available for sale in our portfolio totaled approximately $8.6 million as of December 31, 2021 (compared to approximately $1.4 million as of December 31, 2020). We believe these unrealized losses are temporary in nature and are expected to be recovered within a reasonable time period as we believe we have the ability to hold the securities to maturity or until such time as the unrealized losses reverse. However, we evaluate securities available for sale for other impairment related to credit at least quarterly and more frequently when economic or market concerns warrant such evaluation. Those evaluations may result in a provision for credit losses recorded in our earnings. We may, in the future, experience losses in our securities portfolio which may result in credit losses that could materially adversely affect our results of operations.

Our mortgage-banking revenues are susceptible to substantial variations, due in part to factors we do not control, such as market interest rates.

A portion of our revenues are derived from net gains on mortgage loans. These net gains primarily depend on the volume of loans we sell, which in turn depends on our ability to originate real estate mortgage loans and the demand for fixed-rate obligations and other loans that are outside of our established interest-rate risk parameters. Net gains on mortgage loans are also dependent upon economic and competitive factors as well as our ability to effectively manage exposure to changes in interest rates. Consequently, they can often be a volatile part of our overall revenues.  We realized net gains of $35.9 million on mortgage loans during 2021 compared to $62.6 million during 2020 and $20.0 million during 2019.

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

Compliance with capital requirements may adversely affect us.

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

Our business customer base consists, in part, of customers in businesses and industries that are sensitive to global economic conditions and supply chain factors as well as the impact of COVID-19.  These industries include the automotive production industry, real estate businesses, retail C&I, hotels, entertainment and food service. Any decline in one of those customers' businesses or industries could cause increased credit losses, which in turn could adversely affect us.

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

We have identified certain accounting policies as being critical because they require us to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are subject to internal controls and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding management's judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements. See note #1, “Accounting Policies” in the Notes to Consolidated  Financial Statements in our annual report, to be delivered to shareholders in connection with the April 19, 2022 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K).

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We and our bank operate a total of 85 facilities in Michigan and 2 leased facilities in Ohio.  We own 60 and lease 25 of the facilities in Michigan.

With the exception of the potential remodeling of certain facilities to provide for the efficient use of workspace or to maintain an appropriate appearance, each property is considered reasonably adequate for current and anticipated needs.

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

The following sets forth certain information with respect to our executive officers at February 19, 2022.

Name (Age)	Position	First elected as an executive officer

William B. Kessel (57)	President, Chief Executive Officer and Director	2004

Gavin A. Mohr (38)	Executive Vice President and Chief Financial Officer(1)	2020

Stefanie M. Kimball (62)	Executive Vice President and Chief Risk Officer	2007

Joel Rahn (55)	Executive Vice President and Chief Lending Officer(2)	2021

Larry R. Daniel (58)	Executive Vice President, Operations and Digital Banking	2017

Patrick J. Ervin (56)	Executive Vice President, Mortgage Banking	2017

James J. Twarozynski (56)	Senior Vice President and Chief Accounting Officer	2002

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

The information set forth under the caption "Quarterly Summary" in our annual report, to be delivered to shareholders in connection with the April 19, 2022 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

We maintain a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of our common stock in lieu of fees otherwise payable to the director for his or her service as a director.  A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board.  Pursuant to this Plan, during the fourth quarter of 2021, we issued 384 shares of common stock to non-employee directors on a current basis and 4,034 shares of common stock to the trust for distribution to directors on a deferred basis.  These shares were issued on October 1, 2021 representing aggregate fees of $0.09 million. The shares issued on a current basis were issued at a price of $21.48 per share and the shares to be issued on a deferred basis were issued at a price of $19.33 per share, representing 90% of the fair value of the shares on the credit date. The per-share value used was the consolidated closing bid price per share of our common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules.  We issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table shows certain information relating to purchases of common stock for the three-months ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(1)	Remaining Number of Shares Authorized for Purchase Under the Plan
October 2021	44,977	$21.75	44,977	395,673
November 2021	-	-	-	395,673
December 2021	110,583	$22.77	110,583	-
Total	155,560	$22.48	155,560	-

(1)	These shares were repurchased pursuant to a share repurchase plan announced on December 15, 2020, which authorized the repurchase of up to 1,100,000 shares of our outstanding common stock during 2021.

The share repurchase plan we had in place for 2021 expired on December 31, 2021. On December 17, 2021, we announced the adoption by our Board of Directors of a 2022 share repurchase plan that authorizes the repurchase during 2022 of up to 1,100,000 shares of our outstanding common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Consolidated Financial Data" in our annual report, to be delivered to shareholders in connection with the April 19, 2022 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report, to be delivered to shareholders in connection with the April 19, 2022 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Asset/liability management" in our annual report, to be delivered to shareholders in connection with the April 19, 2022 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and the independent auditor's report are set forth in our annual report, to be delivered to shareholders in connection with the April 19, 2022 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and are incorporated herein by reference.

Management's Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition at December 31, 2021 and 2020

Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019

Notes to Consolidated Financial Statements

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

The supplementary data required by this item set forth under the caption "Quarterly Financial Data (Unaudited)" in our annual report, to be delivered to shareholders in connection with the April 19, 2022 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

The portions of our annual report, to be delivered to shareholders in connection with the April 19, 2022 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), which are not specifically incorporated by reference as part of this Form 10-K are not deemed to be a part of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

1.
Evaluation of Disclosure Controls and Procedures.  With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the year ended December 31, 2021 (the "Evaluation Date"), have concluded that, as of such date, our disclosure controls and procedures were effective.

2.
Internal Control Over Financial Reporting.  "Management's Annual Report on Internal Control Over Financial Reporting" and our independent registered public accounting firm's audit of internal control over financial reporting as of December 31, 2021 included within the "Report of Independent Registered Public Accounting Firm," each as set forth in our annual report, to be delivered to shareholders in connection with the April 19, 2022 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K) are incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS - The information with respect to our directors set forth under the caption "Proposal I Submitted for Your Vote -- Election of Directors" in our definitive proxy statement, to be delivered to shareholders in connection with the April 19, 2022 Annual Meeting of Shareholders, is incorporated herein by reference.

BENEFICIAL OWNERSHIP REPORTING – The information set forth under the caption "Delinquent Section 16(a) Reports" in our definitive proxy statement, to be delivered to shareholders in connection with the April 19, 2022 Annual Meeting of Shareholders, is incorporated herein by reference.

EXECUTIVE OFFICERS - Reference is made to the additional item under Part I of this report on Form 10-K.

CODE OF ETHICS - We have adopted a "Code of Ethics for Chief Executive Officer and Senior Financial Officers" that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller.  A copy of our Code of Ethics is posted on our website at www.IndependentBank.com, under Investor Relations, and a printed copy is available upon request by writing to our Chief Financial Officer, Independent Bank Corporation, 4200 East Beltline, Grand Rapids, Michigan  49525.

CORPORATE GOVERNANCE – Information relating to our audit committee, set forth under the caption "Board Committees and Functions" in our definitive proxy statement, to be delivered to shareholders in connection with the April 19, 2022 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth under the captions "Executive Compensation," "Director Compensation," “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive proxy statement, to be delivered to shareholders in connection with the April 19, 2022 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the captions "Voting Securities and Record Date", “Proposal I Submitted for Your Vote -- Election of Directors" and "Securities Ownership of Management" in our definitive proxy statement, to be delivered to shareholders in connection with the April 19, 2022 Annual Meeting of Shareholders, is incorporated herein by reference.

We maintain certain equity compensation plans under which our common stock is authorized for issuance to employees and directors, including our Deferred Compensation and Stock Purchase Plan for Non-employee Directors and our Long-Term Incentive Plan.

The following sets forth certain information regarding our equity compensation plans as of December 31, 2021.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	80,839	$5.76	654,146

Equity compensation plan not approved by security holders	None	N/A	125,662

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (continued)

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

The information set forth under the captions "Transactions Involving Management" and "Determination of Independence of Board Members" in our definitive proxy statement, to be delivered to shareholders in connection with the April 19, 2022 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption "Disclosure of Fees Paid to our Independent Auditors" in our definitive proxy statement, to be delivered to shareholders in connection with the April 19, 2022 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

All of our financial statements are incorporated herein by reference as set forth in the annual report to be delivered to shareholders in connection with the April 19, 2022 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K.)

	2.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K)
		The Exhibit Index is located below.

EXHIBIT INDEX

Exhibit number and description
EXHIBITS FILED HEREWITH
13
Annual report, relating to the April 19, 2022 Annual Meeting of Shareholders.  This annual report will be delivered to our shareholders in compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended.

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

10.3*	2021 Independent Bank Corporation Long-Term Incentive Plan, effective April 20, 2021 (incorporated herein by reference to Appendix A to our proxy statement filed on Schedule 14A on March 5, 2021).

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
10.8
Form of Subordinated Note Purchase Agreement dated May 27, 2020, by and among Independent Bank Corporation and the Purchasers (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 27, 2020).

* Represents a compensation plan.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 4, 2022.

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

William B. Kessel, President, Chief Executive Officer, and Director
(Principal Executive Officer)	s/William B. Kessel	March 1, 2022
Gavin A. Mohr, Executive Vice
President and Chief Financial Officer
(Principal Financial Officer)	s/Gavin A. Mohr	March 4, 2022
James J. Twarozynski, Senior Vice
President and Chief Accounting
Officer
(Principal Accounting Officer)	s/James J. Twarozynski	March 3, 2022

Michael M. Magee, Jr.
Chairperson and Director	s/Michael M. Magee Jr.	March 3, 2022

Dennis W. Archer, Jr., Director	s/Dennis W. Archer, Jr.	March 2, 2022

Terance L. Beia, Director	s/Terance L. Beia	March 2, 2022

William J. Boer, Director	s/William J. Boer	March 3, 2022

Joan A. Budden, Director

Michael J. Cok, Director	s/Michael J. Cok	March 2, 2022

Stephen L. Gulis, Jr., Director	s/Stephen L. Gulis, Jr.	March 3, 2022

Christina L. Keller, Director

William B. Kessel, Director	s/William B. Kessel	March 1, 2022

Ronia F. Kruse, Director

Matthew J. Missad, Director	s/Matthew J. Missad	March 1, 2022