Form 10-Q
period 2022-03-31
INDEPENDENT BANK CORP /MI/
filed 2022-05-05
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2022

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
YES ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, no par value, 21,047,519 as of May 4, 2022.

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

This list provides examples of factors that could affect the results described by forward-looking statements contained in this report, but the list is not intended to be all-inclusive.  The risk factors disclosed in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as updated by any new or modified risk factors disclosed in Part II – Item 1A of any subsequently filed Quarterly Report on Form 10-Q, include the known risks our management believes could materially affect the results described by forward-looking statements in this report. However, those risks may not be the only risks we face. Our results of operations, cash flows, financial position, and prospects could also be materially and adversely affected by additional factors that are not presently known to us that we currently consider to be immaterial, or that develop after the date of this report. We cannot assure you that our future results will meet expectations. While we believe the forward-looking statements in this report are reasonable, you should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. We do not undertake, and expressly disclaim, any obligation to update or alter any statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Index

Part I - Item 1.	INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	March 31, 2022	December 31, 2021
	(Unaudited)
	(In thousands, except share amounts)
Assets
Cash and due from banks	$46,600	$51,069
Interest bearing deposits	63,221	58,404
Cash and Cash Equivalents	109,821	109,473
Securities available for sale	1,400,137	1,412,830
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	17,653	18,427
Loans held for sale, carried at fair value	29,514	55,470
Loans held for sale, carried at lower of cost or fair value	-	34,811
Loans
Commercial	1,257,601	1,203,581
Mortgage	1,170,059	1,139,659
Installment	576,405	561,805
Total Loans	3,004,065	2,905,045
Allowance for credit losses	(45,627)	(47,252)
Net Loans	2,958,438	2,857,793
Other real estate and repossessed assets, net	438	245
Property and equipment, net	37,385	36,404
Bank-owned life insurance	54,984	55,279
Capitalized mortgage loan servicing rights, carried at fair value	35,933	26,232
Other intangibles	3,104	3,336
Goodwill	28,300	28,300
Accrued income and other assets	86,276	66,140
Total Assets	$4,761,983	$4,704,740

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$1,318,377	$1,321,601
Savings and interest-bearing checking	1,972,462	1,897,487
Reciprocal	605,332	586,626
Time	306,382	308,438
Brokered time	2,945	2,938
Total Deposits	4,205,498	4,117,090
Other borrowings	30,006	30,009
Subordinated debt	39,376	39,357
Subordinated debentures	39,609	39,592
Accrued expenses and other liabilities	92,045	80,208
Total Liabilities	4,406,534	4,306,256
Commitments and contingent liabilities
Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 21,168,230 shares at March 31, 2022 and 21,171,036 shares at December 31, 2021	321,981	323,401
Retained earnings	87,882	74,582
Accumulated other comprehensive income (loss)	(54,414)	501
Total Shareholders’ Equity	355,449	398,484
Total Liabilities and Shareholders’ Equity	$4,761,983	$4,704,740

See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2022	2021
	(Unaudited)
	(In thousands, except per share amounts)
Interest Income
Interest and fees on loans	$28,418	$28,105
Interest on securities available for sale
Taxable	4,552	2,796
Tax-exempt	1,554	1,384
Other investments	217	217
Total Interest Income	34,741	32,502
Interest Expense
Deposits	767	1,256
Other borrowings and subordinated debt and debentures	973	962
Total Interest Expense	1,740	2,218
Net Interest Income	33,001	30,284
Provision for credit losses	(1,573)	(474)
Net Interest Income After Provision for Credit Losses	34,574	30,758
Non-interest Income
Interchange income	3,082	3,049
Service charges on deposit accounts	2,957	1,916
Net gains on assets
Mortgage loans	835	12,828
Securities available for sale	70	1,416
Mortgage loan servicing, net	9,641	5,167
Other	2,363	2,030
Total Non-interest Income	18,948	26,406
Non-interest Expense
Compensation and employee benefits	20,130	18,522
Occupancy, net	2,543	2,343
Data processing	2,216	2,374
Furniture, fixtures and equipment	1,045	1,003
Interchange expense	1,011	948
Communications	757	881
Advertising	680	489
Loan and collection	559	759
FDIC deposit insurance	522	330
Legal and professional	493	499
Conversion related expense	44	218
Net gains on other real estate and repossessed assets	(55)	(180)
Recoveries related to unfunded lending commitments	(355)	(32)
Other	1,860	1,867
Total Non-interest Expense	31,450	30,021
Income Before Income Tax	22,072	27,143
Income tax expense	4,105	5,106
Net Income	$17,967	$22,037
Net Income Per Common Share
Basic	$0.85	$1.01
Diluted	$0.84	$1.00

See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three months ended March 31,
	2022	2021
	(Unaudited - In thousands)
Net income	$17,967	$22,037
Other comprehensive loss
Securities available for sale
Unrealized losses arising during period	(69,442)	(5,781)
Reclassification adjustments for gains included in earnings	(70)	(1,416)
Unrealized losses recognized in other comprehensive loss on securities available for sale	(69,512)	(7,197)
Income tax benefit	(14,597)	(1,511)
Unrealized losses recognized in other comprehensive loss on securities available for sale, net of tax	(54,915)	(5,686)
Other comprehensive loss	(54,915)	(5,686)
Comprehensive income (loss)	$(36,948)	$16,351

See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2022	2021
	(Unaudited - In thousands)
Net Income	$17,967	$22,037
Adjustments to Reconcile Net Income to Net Cash From Operating Activities
Proceeds from sales of loans held for sale	190,618	392,844
Disbursements for loans held for sale	(164,232)	(365,381)
Provision for credit losses	(1,573)	(474)
Deferred income tax expense	2,174	2,067
Net deferred loan fees (costs)	(1,114)	2,982
Net depreciation, amortization of intangible assets and premiums and accretion of discounts on securities and loans	2,868	3,158
Net gains on mortgage loans	(835)	(12,828)
Net gains on securities available for sale	(70)	(1,416)
Share based compensation	511	442
Increase in accrued income and other assets	(6,954)	(8,461)
Increase in accrued expenses and other liabilities	(789)	95
Total Adjustments	20,604	13,028
Net Cash From Operating Activities	38,571	35,065
Cash Flow Used in Investing Activities
Proceeds from the sale of securities available for sale	4,395	78,179
Proceeds from maturities, prepayments and calls of securities available for sale	64,098	107,834
Purchases of securities available for sale	(124,560)	(367,654)
Proceeds from the redemption of Federal Home Loan Bank stock	774	-
Net increase in portfolio loans (loans originated, net of principal payments)	(96,682)	(52,939)
Proceeds from the sale of portfolio loans	33,755	-
Proceeds from bank-owned life insurance	433	-
Proceeds from the sale of other real estate and repossessed assets	138	733
Capital expenditures	(2,381)	(1,947)
Net Cash Used in Investing Activities	(120,030)	(235,794)
Cash Flow From Financing Activities
Net increase in total deposits	88,408	221,220
Net decrease in other borrowings	(3)	(6)
Dividends paid	(4,667)	(4,592)
Proceeds from issuance of common stock	13	19
Repurchase of common stock	(1,384)	(3,601)
Share based compensation withholding obligation	(560)	(509)
Net Cash From Financing Activities	81,807	212,531
Net Increase in Cash and Cash Equivalents	348	11,802
Cash and Cash Equivalents at Beginning of Period	109,473	118,705
Cash and Cash Equivalents at End of Period	$109,821	$130,507
Cash paid during the period for
Interest	$1,104	$1,669
Income taxes	-	-
Transfers to other real estate and repossessed assets	276	133
Purchase of securities available for sale not yet settled	10,542	7,212

See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders' Equity

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(Dollars in thousands, except per share amounts)
Balances at January 1, 2022	$323,401	$74,582	$501	$398,484
Net income, three months ended March 31, 2022	-	17,967	-	17,967
Cash dividends declared, $0.22 per share	-	(4,667)	-	(4,667)
Repurchase of 59,002 shares of common stock	(1,384)	-	-	(1,384)
Issuance of 15,100 shares of common stock	13	-	-	13
Share based compensation (issuance of 65,461 shares of common stock)	511	-	-	511
Share based compensation withholding obligation (withholding of 24,365 shares of common stock)	(560)	-	-	(560)
Other comprehensive loss	-	-	(54,915)	(54,915)
Balances at March 31, 2022	$321,981	$87,882	$(54,414)	$355,449

Balances at January 1, 2021	$339,353	$40,145	$10,024	$389,522
Adoption of ASU 2016-13	-	(10,303)	-	(10,303)
Balances at January 1, 2021, as adjusted	339,353	29,842	10,024	379,219
Net income, three months ended March 31, 2021	-	22,037	-	22,037
Cash dividends declared, $0.21 per share	-	(4,592)	-	(4,592)
Repurchase of 180,667 shares of common stock	(3,601)	-	-	(3,601)
Issuance of 19,050 shares of common stock	19	-	-	19
Share based compensation (issuance of 109,075 shares of common stock)	442	-	-	442
Share based compensation withholding obligation (withholding of 27,524 shares of common stock)	(509)	-	-	(509)
Other comprehensive loss	-	-	(5,686)	(5,686)
Balances at March 31, 2021	$335,704	$47,287	$4,338	$387,329

See notes to interim condensed consolidated financial statements (Unaudited)

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Preparation of Financial Statements

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading.  The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2021 included in our Annual Report on Form 10-K.

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of March 31, 2022 and December 31, 2021, and the results of operations for the three-month periods ended March 31, 2022 and 2021.  The results of operations for the three-month periods ended March 31, 2022, are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made in the prior period condensed consolidated financial statements to conform to the current period presentation.  Our critical accounting policies include the determination of the allowance for credit losses (“ACL”) and the valuation of capitalized mortgage loan servicing rights.  Refer to our 2021 Annual Report on Form 10-K for a disclosure of our accounting policies.

2.	New Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, ‘‘Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting’’. This new ASU provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. Entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. Entities that make such elections would not have to remeasure contracts at the modification date or reassess a previous accounting determination.  Entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met.

We have formed a cross-functional project team to lead this transition from LIBOR to a planned adoption of reference rates which could include Secured Overnight Financing Rate (“SOFR”), amongst others. We utilized the timeline guidance published by the Alternative Reference Rates Committee to develop and achieve internal milestones during this transitional period.  We have discontinued the use of new LIBOR-based loans as of December 31, 2021, according to regulatory guidelines. We also discontinued the use of new LIBOR based interest rate derivatives as of December 31, 2021.  The amended guidance under Topic 848 and our ability to elect its temporary optional expedients and exceptions are effective for us through December 31, 2022.  We expect to adopt the LIBOR transition relief allowed under this standard.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
On March 31, 2022, the FASB issued ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures”. This ASU eliminates the troubled debt restructuring (“TDR”) accounting model for creditors that have already adopted Topic 326, which is commonly referred to as the current expected credit loss (“CECL”) model. In lieu of the TDR accounting model, creditors now will apply the general loan modification guidance in Subtopic 310-20 to all loan modifications, including modifications made for borrowers experiencing financial difficulty. Under the general loan modification guidance, a modification is treated as a new loan only if the terms of the new loan are at least as favorable to the lender as the terms for comparable loans to other customers with similar collection risks, and modifications to the terms of the original loan are more than minor. If either condition is not met, the modification is accounted for as the continuation of the old loan with any effect of the modification treated as a prospective adjustment to the loan’s effective interest rate. In addition, this ASU requires the disclosure of gross charge-offs recorded in the current period for financing receivables by origination year. For entities that have adopted Topic 326, ASU 2022-02 takes effect in reporting periods beginning after Dec. 15, 2022, with early adoption permitted. We are currently assessing the impact of this ASU on our Condensed Consolidated Financial Statements.

3.	Securities

Securities available for sale consist of the following:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
March 31, 2022
U.S. agency	$45,896	$21	$2,329	$43,588
U.S. agency residential mortgage-backed	292,590	574	16,161	277,003
U.S. agency commercial mortgage-backed	22,663	-	1,072	21,591
Private label mortgage-backed	115,928	277	4,122	112,083
Other asset backed	281,822	414	3,080	279,156
Obligations of states and political subdivisions	550,439	842	31,203	520,078
Corporate	149,863	521	6,133	144,251
Trust preferred	1,976	-	91	1,885
Foreign government	500	2	-	502
Total	$1,461,677	$2,651	$64,191	$1,400,137

December 31, 2021
U.S. agency	$34,634	$152	$112	$34,674
U.S. agency residential mortgage-backed	309,907	1,952	3,874	307,985
U.S. agency commercial mortgage-backed	23,066	84	224	22,926
Private label mortgage-backed	102,480	807	672	102,615
Other asset backed	215,235	1,204	269	216,170
Obligations of states and political subdivisions	568,355	9,942	2,221	576,076
Corporate	148,707	2,446	1,194	149,959
Trust preferred	1,975	-	56	1,919
Foreign government	499	7	-	506
Total	$1,404,858	$16,594	$8,622	$1,412,830

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our investments’ gross unrealized losses and fair values aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

March 31, 2022
U.S. agency	$38,843	$2,327	$1,006	$2	$39,849	$2,329
U.S. agency residential mortgage-backed	125,161	8,226	84,351	7,935	209,512	16,161
U.S. agency commercial mortgage-backed	20,971	1,028	598	44	21,569	1,072
Private label mortgage-backed	102,999	4,058	2,055	64	105,054	4,122
Other asset backed	212,965	3,060	979	20	213,944	3,080
Obligations of states and political subdivisions	417,842	28,911	30,159	2,292	448,001	31,203
Corporate	110,464	5,924	1,823	209	112,287	6,133
Trust preferred	-	-	1,885	91	1,885	91
Total	$1,029,245	$53,534	$122,856	$10,657	$1,152,101	$64,191

December 31, 2021
U.S. agency	$11,986	$109	$1,286	$3	$13,272	$112
U.S. agency residential mortgage-backed	171,398	3,555	19,024	319	190,422	3,874
U.S. agency commercial mortgage-backed	19,900	224	-	-	19,900	224
Private label mortgage-backed	64,408	640	2,180	32	66,588	672
Other asset backed	86,581	248	978	21	87,559	269
Obligations of states and political subdivisions	178,484	2,151	7,093	70	185,577	2,221
Corporate	75,166	1,150	1,050	44	76,216	1,194
Trust preferred	-	-	1,919	56	1,919	56
Total	$607,923	$8,077	$33,530	$545	$641,453	$8,622

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Securities available for sale in unrealized loss positions are evaluated quarterly for impairment related to credit losses. For securities available for sale in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available for sale that do not meet this criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, adverse conditions specifically related to the security and the issuer and the impact of changes in market interest rates on the market value of the security, among other factors.  If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss), net of applicable taxes. No ACL for securities available for sale was needed at March 31, 2022.  Accrued interest receivable on securities available for sale totaled $6.1 million and $6.0 million at March 31, 2022 and December 31, 2021, respectively, and is excluded from the estimate of credit losses and is included in accrued income and other assets in the Condensed Consolidated Statements of Financial Condition.

U.S. agency, U.S. agency residential mortgage-backed and U.S. agency commercial mortgage-backed securities — at March 31, 2022, we had 41 U.S. agency, 167 U.S. agency residential mortgage-backed and 29 U.S. agency commercial mortgage-backed securities whose fair value is less than amortized cost. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. The unrealized losses are largely attributed to widening spreads to Treasury bonds and/or an increase in interest rates since acquisition.

Private label mortgage backed, other asset backed and corporate securities — at March 31, 2022, we had 90 private label mortgage backed, 121 other asset backed and 90 corporate securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and/or an increase in interest rates since acquisition.

Obligations of states and political subdivisions — at March 31, 2022, we had 795 municipal securities whose fair value is less than amortized cost. The unrealized losses are primarily due to an increase in interest rates since acquisition.

Trust preferred securities — at March 31, 2022, we had two trust preferred securities whose fair value is less than amortized cost. Both of our trust preferred securities are single issue securities issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities has suffered from credit spread widening. One of the securities is rated by a major rating agency as investment grade while the other one is non-rated. The non-rated issue is a relatively small bank and was never rated. The issuer of this non-rated trust preferred security, which had a total amortized cost of $1.00 million and total fair value of $0.94 million as of March 31, 2022, continues to have satisfactory credit metrics and make interest payments.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
At March 31, 2022 management does not intend to liquidate any of the securities discussed above and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses.

We recorded no credit related charges in our Condensed Consolidated Statements of Operations related to securities available for sale during the three month periods ended March 31, 2022 and 2021, respectively.

The amortized cost and fair value of securities available for sale at March 31, 2022, by contractual maturity, follow:

	Amortized Cost	Fair Value
	(In thousands)
Maturing within one year	$13,474	$13,508
Maturing after one year but within five years	146,741	141,769
Maturing after five years but within ten years	263,941	248,638
Maturing after ten years	324,518	306,389
	748,674	710,304
U.S. agency residential mortgage-backed	292,590	277,003
U.S. agency commercial mortgage-backed	22,663	21,591
Private label mortgage-backed	115,928	112,083
Other asset backed	281,822	279,156
Total	$1,461,677	$1,400,137

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

Gains and losses realized on the sale of securities available for sale are determined using the specific identification method and are recognized on a trade-date basis. A summary of proceeds from the sale of securities available for sale and gains and losses for the three month periods ending March 31, follows:

		Realized
	Proceeds	Gains	Losses
	(In thousands)
2022	$4,395	$70	$-
2021	78,179	1,464	48

On April 1, 2022, we transferred certain available for sale securities with an amortized cost and unrealized loss at the date of transfer of $418.1 million and $26.4 million, respectively to held to maturity. The transfer was made at fair value, with the unrealized loss becoming part of the purchase discount which will be accreted over the remaining life of the securities. The other comprehensive loss component is separated from the remaining available for sale securities and is accreted over the remaining life of the securities transferred. We have the ability and intent to hold these securities until they mature, at which time we will receive full value for these securities.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
4.	Loans

We estimate the ACL based on relevant available information from both internal and external sources, including historical loss trends, current conditions and forecasts, specific analysis of individual loans, and other relevant and appropriate factors. The allowance process is designed to provide for expected future losses based on our reasonable and supportable (“R&S”) forecast as of the reporting date. Our ACL process is administered by our Risk Management group utilizing a third party software solution, with significant input and ultimate approval from our Executive Enterprise Risk Committee. Further, we have established a CECL Forecast Committee, which includes a cross discipline structure with membership from Executive Management, Risk Management, and Accounting, which approves ACL model assumptions each quarter. Our ACL is comprised of three principal elements: (i) specific analysis of individual loans identified during the review of the loan portfolio, (ii) pooled analysis of loans with similar risk characteristics based on historical experience, adjusted for current conditions, R&S forecasts, and expected prepayments, and (iii) additional allowances based on subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or the general terms of the loan portfolio.

The first ACL element (specific allocations) includes loans that do not share similar risk characteristics and are evaluated on an individual basis. We will typically evaluate on an individual basis loans that are on nonaccrual; commercial loans that have been modified resulting in a concession, for which the borrower is experiencing financial difficulties, and which are considered TDR; and severely delinquent mortgage and installment loans. When we determine that foreclosure is probable or when repayment is expected to be provided substantially through the operation or sale of underlying collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for estimated selling costs. For loans evaluated on an individual basis that are not determined to be collateral dependent, a discounted cash flow analysis is performed to determine expected credit losses.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The DCF model for the mortgage and installment pooled loan segments includes using probability of default (“PD”) assumptions that are derived through regression analysis with forecasted US unemployment levels by credit score tier. We review a composite forecast of approximately 50 analysts as well as the Federal Open Market Committee (“FOMC”) projections in setting the unemployment forecast for the R&S period. The current ACL utilizes a one year R&S forecast followed by immediate reversion to the 30 year average unemployment rate. PD assumptions for the remaining segments are based primarily on historical rates by risk metric as defaults were not strongly correlated with any economic indicator. Loss given default (“LGD”) assumptions for the mortgage loan segment are based on a two year forecast followed by a two year straight line reversion period to the longer term average, while LGD rates for the remaining segments are the historical average for the entire period. Prepayment assumptions represent average rates per segment for a period determined by our CECL Forecast Committee and as calculated through the Bank’s Asset and Liability Management program.

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

The third ACL element (additional allocations based on subjective factors) is based on factors that cannot be associated with a specific credit or loan category and reflects our attempt to ensure that the overall ACL appropriately reflects a margin for the imprecision necessarily inherent in the estimates of expected credit losses. We adjust our quantitative model for certain qualitative factors to reflect the extent to which management expects current conditions and R&S forecasts to differ from the conditions that existed for the period over which historical information was evaluated. The qualitative framework reflects changes related to relevant data, such as changes in asset quality trends, portfolio growth and composition, national and local economic factors, credit policy and administration and other factors not considered in the base quantitative model. We utilize a survey completed by business unit management throughout the Bank, as well as discussion with the CECL Forecast Committee to establish reserves under the qualitative framework. The current period’s ACL further recognizes inherent risk related to the ongoing COVID-19 pandemic; specifically to commercial loans in high risk industries, and mortgage and installment borrowers with occupations in those high risk industries. Identified high risk industries include: food service, hospitality, entertainment, retail, investment real estate, assisted living, and non-owner occupied office.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
An analysis of the allowance for credit losses by portfolio segment for the three months ended March 31, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2022
Balance at beginning of period	$11,519	$19,221	$3,749	$12,763	$47,252
Additions (deductions)
Provision for credit losses	(852)	(178)	149	(692)	(1,573)
Recoveries credited to the allowance	77	171	373	-	621
Loans charged against the allowance	-	(6)	(667)	-	(673)
Balance at end of period	$10,744	$19,208	$3,604	$12,071	$45,627

2021
Balance at beginning of period	$7,401	$6,998	$1,112	$19,918	$35,429
Additions (deductions)
Impact of adoption of ASC 326	2,551	12,000	3,052	(6,029)	11,574
Provision for credit losses	(676)	(620)	(87)	909	(474)
Initial allowance on loans purchased with credit deterioration	95	18	21	-	134
Recoveries credited to the allowance	159	212	177	-	548
Loans charged against the allowance	-	(160)	(296)	-	(456)
Balance at end of period	$9,530	$18,448	$3,979	$14,798	$46,755

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	Non- Accrual	Non-Accrual
	with no Allowance for Credit Loss	with an Allowance for Credit Loss	Total Non-Accrual	90+ and Still Accruing	Total Non-Performing Loans
March 31, 2022			(In thousands)
Commercial
Commercial and industrial (1)	$-	$15	$15	$-	$15
Commercial real estate	-	-	-	-	-
Mortgage
1-4 family owner occupied - jumbo	-	698	698	-	698
1-4 family owner occupied - non-jumbo (2)	284	1,472	1,756	-	1,756
1-4 family non-owner occupied	273	542	815	-	815
1-4 family - 2nd lien	-	905	905	-	905
Resort lending	118	59	177	-	177
Installment
Boat lending	-	250	250	-	250
Recreational vehicle lending	-	149	149	-	149
Other	-	269	269	-	269
Total	$675	$4,359	$5,034	$-	$5,034

Accrued interest excluded from total	$-	$-	$-	$-	$-

December 31, 2021
Commercial
Commercial and industrial (1)	$-	$15	$15	$-	$15
Commercial real estate	-	-	-	-	-
Mortgage
1-4 family owner occupied - jumbo	607	-	607	-	607
1-4 family owner occupied - non-jumbo (2)	137	1,815	1,952	-	1,952
1-4 family non-owner occupied	275	592	867	-	867
1-4 family - 2nd lien	182	681	863	-	863
Resort lending	118	119	237	-	237
Installment
Boat lending	-	210	210	-	210
Recreational vehicle lending	-	177	177	-	177
Other	-	182	182	-	182
Total	$1,319	$3,791	$5,110	$-	$5,110

Accrued interest excluded from total	$-	$-	$-	$-	$-

(1)	Non-performing commercial and industrial loans exclude $0.044 million and $0.047 million of government guaranteed loans at both March 31, 2022 and December 31, 2021, respectively.
(2)	Non-performing 1-4 family owner occupied – non jumbo loans exclude $0.815 million and $0.388 million of government guaranteed loans at March 31, 2022 and December 31, 2021, respectively.

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

The amortized cost of collateral-dependent loans by class follows:

	Collateral Type
	Real Estate	Other	Allowance for Credit Losses
	(In thousands)
March 31, 2022
Commercial
Commercial and industrial	$74	$223	$47
Commercial real estate	77	-	18
Mortgage
1-4 family owner occupied - jumbo	-	-	-
1-4 family owner occupied - non-jumbo	848	-	201
1-4 family non-owner occupied	422	-	53
1-4 family - 2nd lien	212	-	75
Resort lending	156	-	14
Installment
Boat lending	-	80	28
Recreational vehicle lending	-	34	12
Other	-	129	46
Total	$1,789	$466	$494

Accrued interest excluded from total	$-	$-

December 31, 2021
Commercial
Commercial and industrial	$80	$245	$51
Commercial real estate	84	-	19
Mortgage
1-4 family owner occupied - jumbo	607	-	-
1-4 family owner occupied - non-jumbo	940	-	286
1-4 family non-owner occupied	477	-	72
1-4 family - 2nd lien	370	-	67
Resort lending	237	-	42
Installment
Boat lending	-	80	29
Recreational vehicle lending	-	121	44
Other	-	70	25
Total	$2,795	$516	$635

Accrued interest excluded from total	$-	$1

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
An aging analysis of loans by class follows:

	Loans Past Due				Loans not	Total
	30-59 days	60-89 days	90+ days	Total	Past Due	Loans
	(In thousands)
March 31, 2022
Commercial
Commercial and industrial	$-	$-	$59	$59	$637,429	$637,488
Commercial real estate	-	-	-	-	620,113	620,113
Mortgage
1-4 family owner occupied - jumbo	-	-	-	-	580,670	580,670
1-4 family owner occupied - non-jumbo	883	1,195	426	2,504	278,409	280,913
1-4 family non-owner occupied	49	70	422	541	174,802	175,343
1-4 family - 2nd lien	246	116	212	574	86,545	87,119
Resort lending	-	-	156	156	45,858	46,014
Installment
Boat lending	93	-	80	173	232,026	232,199
Recreational vehicle lending	247	64	34	345	242,530	242,875
Other	183	168	115	466	100,865	101,331
Total	$1,701	$1,613	$1,504	$4,818	$2,999,247	$3,004,065
Accrued interest excluded from total	$14	$19	$-	$33	$6,644	$6,677

December 31, 2021
Commercial
Commercial and industrial	$-	$2	$62	$64	$593,048	$593,112
Commercial real estate	-	-	-	-	610,469	610,469
Mortgage
1-4 family owner occupied - jumbo	-	-	607	607	540,416	541,023
1-4 family owner occupied - non-jumbo	774	408	657	1,839	264,571	266,410
1-4 family non-owner occupied	87	26	462	575	194,277	194,852
1-4 family - 2nd lien	422	60	289	771	87,958	88,729
Resort lending	-	-	237	237	48,408	48,645
Installment
Boat lending	438	28	52	518	227,622	228,140
Recreational vehicle lending	377	65	120	562	234,183	234,745
Other	252	57	49	358	98,562	98,920
Total recorded investment	$2,350	$646	$2,535	$5,531	$2,899,514	$2,905,045
Accrued interest excluded from total	$25	$9	$-	$34	$6,802	$6,836

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
We have allocated $3.3 million and $3.6 million of reserves to customers whose loan terms have been modified in troubled debt restructurings (“TDR”) at March 31, 2022 and December 31, 2021, respectively.

TDRs follow:

	March 31, 2022
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDRs	$4,410	$30,622		$35,032
Non-performing TDRs (2)	-	875	(3)	875
Total	$4,410	$31,497		$35,907

	December 31, 2021
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDRs	$4,481	$31,589		$36,070
Non-performing TDRs (2)	-	1,016	(3)	1,016
Total	$4,481	$32,605		$37,086

(1)	Retail loans include mortgage and installment loan portfolio segments.
(2)	Included in non-performing loans table above.
(3)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

During the three months ended March 31, 2022, the terms of one loan were modified as a TDR (there were no TDR modifications during the three months ended March 31, 2021). The modification of the terms of this loan included a reduction of the stated interest rate of the loan and a 34 month extension of the maturity date.  The pre- and post-modification outstanding loan balances were both $0.3 million at March 31, 2022. This TDR increased the ACL by $0.03 million and resulted in zero charge-offs during the three months ended March 31, 2022.

There were no TDRs that subsequently defaulted within twelve months following the modification during the three month periods ended March 31, 2022 and 2021.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Non-TDR Loan Modifications and Paycheck Protection Program (“PPP”) due to COVID-19 - During 2020 the CARES Act was signed into law and Section 4013 of the CARES Act provided temporary relief from the accounting and reporting requirements for TDRs regarding certain loan modifications for our customers.  Section 4013 specified that COVID-19 related modifications on loans that were current (less than 30 days past due) as of December 31, 2019 were not TDRs.  The provisions of Section 4013 were to expire at the earlier of 60 days after the termination of the national emergency that was previously declared on March 13, 2020 or January 1, 2022.  While the provisions of Section 4013 were in place, we assisted both commercial and retail (mortgage and installment) borrowers with accommodations that included reduced or suspended payments. While these loans were in accommodation plans (prior to the expiration of Section 4013) they were not being reported as past due in keeping with the guidance in Section 4013.  At the expiration of Section 4013 on January 1, 2022, we moved certain delinquent accommodation loans to non-accrual which totaled $0.2 million at March 31, 2022.  Total accommodation loans were $0.5 million and $2.3 million at March 31, 2022 and December 31, 2021, respectively.

The CARES Act also included a loan program administered through the U.S. Small Business Administration (‘‘SBA’’) referred to as the PPP. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to numerous limitations and eligibility criteria. We are participating as a lender in the PPP. The PPP opened on April 3, 2020 intending to provide American small businesses with eight weeks of cash-flow assistance through 100% federally guaranteed loans through the SBA.  The PPP initially closed on August 8, 2020 (“Round 1”). On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (‘‘Economic Aid Act’’) was signed into law which allocated additional funding for the PPP (“Round 2”). The Economic Aid Act reopened the PPP through March 31, 2021 with generally the same terms and conditions as originally enacted under the CARES Act while clarifying eligibility and ineligibility for certain entities and expanding the permitted uses of PPP funds. In addition, the Economic Aid Act simplified the loan forgiveness process for PPP loans of $150,000 or less. The Economic Aid Act also established second draw loans for entities that had already used the initial PPP funds, subject to numerous limitations and eligibility criteria. PPP Round 2 loans are eligible for forgiveness similar to Round 1 PPP loans, subject to limitations set forth in the Economic Aid Act.  Round 2 closed on May 31, 2021.

The following table summarizes PPP loans outstanding:

Paycheck Protection Program

	As of March 31, 2022		As of December 31, 2021
	Amount (#)	Amount ($)	Amount (#)	Amount ($)
	(Dollars in thousands)		(Dollars in thousands)
Closed and outstanding - Round 1 loans	3	$51	6	$197
Closed and outstanding - Round 2 loans	55	5,882	180	26,167
Total closed and outstanding	58	$5,933	186	$26,364
Unaccreted net fees remaining at period end		$211		$806

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
PPP loans are included in the commercial and industrial class of the commercial loan portfolio segment. As these loans are 100% guaranteed through the SBA the allowance for credit losses recorded on these loans is zero.  PPP loans funded totaled zero and $128.2 million during the three months ended March 31, 2022 and 2021, respectively.  Interest and fees on loans in our condensed consolidated statement of operations related to the accretion of net loan fees on PPP loans totaled $0.6 million and $2.1 million during the three month periods ended March 31, 2022 and 2021, respectively.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables summarize loan ratings by loan class for our commercial portfolio loan segment:

	Commercial
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
	(In thousands)
March 31, 2022
Commercial and industrial
Non-watch (1-6)	$44,807	$114,032	$64,896	$54,830	$42,010	$123,382	$181,325	$625,282
Watch (7-8)	-	115	60	89	1,588	5,310	-	7,162
Substandard Accrual (9)	-	1,549	-	1,510	215	1,225	486	4,985
Non-Accrual (10-11)	-	-	-	-	-	59	-	59
Total	$44,807	$115,696	$64,956	$56,429	$43,813	$129,976	$181,811	$637,488
Accrued interest excluded from total	$39	$245	$141	$101	$221	$298	$310	$1,355

Commercial real estate
Non-watch (1-6)	$34,073	$119,393	$48,685	$102,088	$71,533	$192,076	$33,846	$601,694
Watch (7-8)	-	-	294	2,986	10,816	3,099	-	17,195
Substandard Accrual (9)	-	140	-	-	-	1,084	-	1,224
Non-Accrual (10-11)	-	-	-	-	-	-	-	-
Total	$34,073	$119,533	$48,979	$105,074	$82,349	$196,259	$33,846	$620,113
Accrued interest excluded from total	$26	$188	$79	$205	$183	$408	$55	$1,144

Total Commercial
Non-watch (1-6)	$78,880	$233,425	$113,581	$156,918	$113,543	$315,458	$215,171	$1,226,976
Watch (7-8)	-	115	354	3,075	12,404	8,409	-	24,357
Substandard Accrual (9)	-	1,689	-	1,510	215	2,309	486	6,209
Non-Accrual (10-11)	-	-	-	-	-	59	-	59
Total	$78,880	$235,229	$113,935	$161,503	$126,162	$326,235	$215,657	$1,257,601
Accrued interest excluded from total	$65	$433	$220	$306	$404	$706	$365	$2,499

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
	(In thousands)
December 31, 2021
Commercial and industrial
Non-watch (1-6)	$121,917	$69,856	$56,984	$44,827	$38,307	$96,261	$144,579	$572,731
Watch (7-8)	81	-	532	1,294	362	6,274	476	9,019
Substandard Accrual (9)	1,569	2	1,159	247	-	1,530	6,793	11,300
Non-Accrual (10-11)	-	-	-	-	-	62	-	62
Total	$123,567	$69,858	$58,675	$46,368	$38,669	$104,127	$151,848	$593,112
Accrued interest excluded from total	$314	$153	$105	$229	$90	$240	$242	$1,373

Commercial real estate
Non-watch (1-6)	$123,330	$55,479	$108,056	$75,828	$39,123	$160,199	$31,551	$593,566
Watch (7-8)	-	324	3,028	7,678	1,708	1,423	-	14,161
Substandard Accrual (9)	441	-	-	1,193	1,108	-	-	2,742
Non-Accrual (10-11)	-	-	-	-	-	-	-	-
Total	$123,771	$55,803	$111,084	$84,699	$41,939	$161,622	$31,551	$610,469
Accrued interest excluded from total	$182	$81	$233	$203	$94	$325	$47	$1,165

Total Commercial
Non-watch (1-6)	$245,247	$125,335	$165,040	$120,655	$77,430	$256,460	$176,130	$1,166,297
Watch (7-8)	81	324	3,560	8,972	2,070	7,697	476	23,180
Substandard Accrual (9)	2,010	2	1,159	1,440	1,108	1,530	6,793	14,042
Non-Accrual (10-11)	-	-	-	-	-	62	-	62
Total	$247,338	$125,661	$169,759	$131,067	$80,608	$265,749	$183,399	$1,203,581
Accrued interest excluded from total	$496	$234	$338	$432	$184	$565	$289	$2,538
For each of our mortgage and installment portfolio segment classes, we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated semi-annually.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables summarize credit scores by loan class for our mortgage and installment loan portfolio segments at March 31, 2022 and December 31, 2021:

	Mortgage (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
	(In thousands)
March 31, 2022
1-4 family owner occupied - jumbo
_800 and above	$5,135	$29,275	$17,288	$7,971	$2,561	$7,336	$-	$69,566
_750-799	15,496	181,908	75,049	22,893	3,859	15,032	1,777	316,014
_700-749	6,852	67,815	32,528	10,683	3,832	12,508	-	134,218
_650-699	4,067	18,715	9,995	5,423	4,590	6,024	-	48,814
_600-649	701	2,039	2,671	503	1,008	1,799	-	8,721
_550-599	-	-	467	-	-	767	-	1,234
_500-549	-	-	1,405	-	-	-	-	1,405
Under 500	-	-	-	-	-	698	-	698
Unknown	-	-	-	-	-	-	-	-
Total	$32,251	$299,752	$139,403	$47,473	$15,850	$44,164	$1,777	$580,670
Accrued interest excluded from total	$56	$621	$315	$124	$60	$127	$6	$1,309

1-4 family owner occupied - non-jumbo
_800 and above	$3,360	$8,957	$3,952	$3,712	$2,353	$8,154	$3,261	$33,749
_750-799	3,111	42,338	16,291	8,658	5,630	18,683	6,791	101,502
_700-749	3,687	27,611	9,268	4,189	3,473	25,042	4,299	77,569
_650-699	3,004	10,714	4,103	3,114	1,820	14,156	1,322	38,233
_600-649	123	978	1,077	1,046	1,541	9,692	90	14,547
_550-599	-	-	293	909	753	6,745	50	8,750
_500-549	-	-	57	419	324	3,549	18	4,367
Under 500	-	-	613	309	393	881	-	2,196
Unknown	-	-	-	-	-	-	-	-
Total	$13,285	$90,598	$35,654	$22,356	$16,287	$86,902	$15,831	$280,913
Accrued interest excluded from total	$58	$186	$87	$62	$56	$231	$49	$729

1-4 family non-owner occupied
_800 and above	$3,456	$9,600	$1,443	$2,856	$1,452	$7,537	$1,683	$28,027
_750-799	5,453	39,438	20,115	8,872	2,541	15,751	4,378	96,548
_700-749	860	9,953	6,331	2,698	1,777	6,455	2,276	30,350
_650-699	-	4,861	3,073	256	295	5,999	846	15,330
_600-649	-	-	56	108	280	2,119	381	2,944
_550-599	-	-	26	-	191	1,037	-	1,254
_500-549	-	-	-	-	55	625	50	730
Under 500	-	-	-	-	-	160	-	160
Unknown	-	-	-	-	-	-	-	-
Total	$9,769	$63,852	$31,044	$14,790	$6,591	$39,683	$9,614	$175,343
Accrued interest excluded from total	$14	$152	$83	$46	$22	$113	$33	$463

1-4 family - 2nd lien
_800 and above	$75	$411	$978	$421	$63	$593	$8,088	$10,629
_750-799	228	2,477	2,022	688	762	3,891	29,442	39,510
_700-749	93	1,662	889	768	240	3,206	16,254	23,112
_650-699	-	208	387	457	403	1,545	6,313	9,313
_600-649	-	-	176	71	105	1,194	1,363	2,909
_550-599	-	-	-	60	-	425	228	713
_500-549	-	-	-	102	-	277	154	533
Under 500	-	-	-	54	3	275	68	400
Unknown	-	-	-	-	-	-	-	-
Total	$396	$4,758	$4,452	$2,621	$1,576	$11,406	$61,910	$87,119
Accrued interest excluded from total	$-	$9	$8	$6	$4	$29	$206	$262

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
	Mortgage - continued (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
	(In thousands)
March 31, 2022 - continued
Resort lending
_800 and above	$-	$-	$-	$-	$272	$6,645	$-	$6,917
_750-799	-	596	1,240	243	463	18,669	-	21,211
_700-749	-	-	172	-	289	8,945	-	9,406
_650-699	-	931	-	-	-	5,800	-	6,731
_600-649	-	-	-	-	-	1,469	-	1,469
_550-599	-	-	-	-	-	79	-	79
_500-549	-	-	-	-	-	201	-	201
Under 500	-	-	-	-	-	-	-	-
Unknown	-	-	-	-	-	-	-	-
Total	$-	$1,527	$1,412	$243	$1,024	$41,808	$-	$46,014
Accrued interest excluded from total	$-	$2	$3	$1	$3	$95	$-	$104

Total Mortgage
_800 and above	$12,026	$48,243	$23,661	$14,960	$6,701	$30,265	$13,032	$148,888
750-799	24,288	266,757	114,717	41,354	13,255	72,026	42,388	574,785
_700-749	11,492	107,041	49,188	18,338	9,611	56,156	22,829	274,655
_650-699	7,071	35,429	17,558	9,250	7,108	33,524	8,481	118,421
_600-649	824	3,017	3,980	1,728	2,934	16,273	1,834	30,590
_550-599	-	-	786	969	944	9,053	278	12,030
_500-549	-	-	1,462	521	379	4,652	222	7,236
Under 500	-	-	613	363	396	2,014	68	3,454
Unknown	-	-	-	-	-	-	-	-
Total	$55,701	$460,487	$211,965	$87,483	$41,328	$223,963	$89,132	$1,170,059
Accrued interest excluded from total	$128	$970	$496	$239	$145	$595	$294	$2,867

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
	(In thousands)
December 31, 2021
1-4 family owner occupied - jumbo
800 and above	$31,137	$17,652	$8,491	$2,565	$7,516	$527	$-	$67,888
750-799	135,292	92,590	30,072	7,118	9,469	5,043	2,371	281,955
700-749	67,255	34,665	13,765	4,421	7,748	4,856	-	132,710
650-699	19,367	10,313	5,447	5,285	6,080	690	-	47,182
600-649	2,050	2,638	506	1,013	837	976	-	8,020
550-599	-	469	-	-	781	-	-	1,250
500-549	-	1,411	-	-	-	-	-	1,411
Under 500	-	-	-	-	607	-	-	607
Unknown	-	-	-	-	-	-	-	-
Total	$255,101	$159,738	$58,281	$20,402	$33,038	$12,092	$2,371	$541,023
Accrued interest excluded from total	$557	$370	$163	$77	$87	$33	$3	$1,290

1-4 family owner occupied - non-jumbo
800 and above	$6,185	$5,534	$3,756	$2,514	$3,566	$4,569	$4,026	$30,150
750-799	33,227	20,300	9,688	5,664	8,887	12,498	8,341	98,605
700-749	19,317	10,572	4,813	4,035	5,008	21,806	5,637	71,188
650-699	6,593	4,233	3,217	2,010	3,135	12,423	2,812	34,423
600-649	2,119	1,082	1,051	1,549	1,660	8,663	89	16,213
550-599	-	295	1,076	758	1,023	5,802	147	9,101
500-549	-	57	421	327	510	3,169	18	4,502
Under 500	-	616	284	394	250	684	-	2,228
Unknown	-	-	-	-	-	-	-	-
Total	$67,441	$42,689	$24,306	$17,251	$24,039	$69,614	$21,070	$266,410
Accrued interest excluded from total	$208	$97	$84	$58	$68	$226	$57	$798

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
	Mortgage - continued (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
	(In thousands)
December 31, 2021 (continued)
1-4 family non-owner occupied
800 and above	$15,406	$1,786	$2,857	$1,459	$2,627	$5,058	$1,639	$30,832
750-799	44,201	21,885	10,517	3,667	6,956	10,004	5,117	102,347
700-749	16,486	7,807	2,764	1,878	966	6,095	2,756	38,752
650-699	6,617	3,095	257	299	248	6,019	955	17,490
600-649	125	57	108	282	174	2,051	381	3,178
550-599	-	25	-	192	-	1,121	-	1,338
500-549	-	-	-	55	-	638	50	743
Under 500	-	-	-	-	-	172	-	172
Unknown	-	-	-	-	-	-	-	-
Total	$82,835	$34,655	$16,503	$7,832	$10,971	$31,158	$10,898	$194,852
Accrued interest excluded from total	$171	$95	$46	$23	$33	$107	$38	$513

1-4 family - 2nd lien
800 and above	$415	$964	$426	$95	$266	$353	$8,465	$10,984
750-799	2,161	2,413	714	1,332	1,859	2,415	30,106	41,000
700-749	1,307	1,049	771	561	1,374	2,365	16,316	23,743
650-699	122	309	460	405	140	1,639	5,286	8,361
600-649	-	177	72	106	92	1,143	1,370	2,960
550-599	-	-	61	-	-	476	228	765
500-549	-	-	99	-	89	190	155	533
Under 500	-	-	54	3	60	16	250	383
Unknown	-	-	-	-	-	-	-	-
Total	$4,005	$4,912	$2,657	$2,502	$3,880	$8,597	$62,176	$88,729
Accrued interest excluded from total	$7	$9	$9	$5	$8	$34	$211	$283

Resort lending
800 and above	$-	$-	$-	$274	$-	$7,347	$-	$7,621
750-799	600	1,246	250	511	63	19,630	-	22,300
700-749	-	174	-	301	67	9,052	-	9,594
650-699	951	-	-	-	-	6,057	-	7,008
600-649	-	-	-	-	-	1,841	-	1,841
550-599	-	-	-	-	-	80	-	80
500-549	-	-	-	-	-	201	-	201
Under 500	-	-	-	-	-	-	-	-
Unknown	-	-	-	-	-	-	-	-
Total	$1,551	$1,420	$250	$1,086	$130	$44,208	$-	$48,645
Accrued interest excluded from total	$2	$3	$-	$3	$-	$106	$-	$114

Total Mortgage
800 and above	$53,143	$25,936	$15,530	$6,907	$13,975	$17,854	$14,130	$147,475
750-799	215,481	138,434	51,241	18,292	27,234	49,590	45,935	546,207
700-749	104,365	54,267	22,113	11,196	15,163	44,174	24,709	275,987
650-699	33,650	17,950	9,381	7,999	9,603	26,828	9,053	114,464
600-649	4,294	3,954	1,737	2,950	2,763	14,674	1,840	32,212
550-599	-	789	1,137	950	1,804	7,479	375	12,534
500-549	-	1,468	520	382	599	4,198	223	7,390
Under 500	-	616	338	397	917	872	250	3,390
Unknown	-	-	-	-	-	-	-	-
Total	$410,933	$243,414	$101,997	$49,073	$72,058	$165,669	$96,515	$1,139,659
Accrued interest excluded from total	$945	$574	$302	$166	$196	$506	$309	$2,998
(1)	Credit scores have been updated within the last twelve months.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
	Installment (1)
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
	(In thousands)
March 31, 2022
Boat lending
_800 and above	$1,853	$6,990	$5,113	$5,556	$4,722	$6,744	$30,978
_750-799	10,888	44,728	23,866	19,960	14,629	19,048	133,119
_700-749	4,670	18,299	8,835	7,625	5,988	7,536	52,953
_650-699	815	3,784	1,623	2,230	1,155	2,363	11,970
_600-649	-	321	411	205	311	763	2,011
_550-599	-	233	79	89	107	290	798
_500-549	-	-	47	-	83	63	193
Under 500	-	-	-	-	10	167	177
Unknown	-	-	-	-	-	-	-
Total	$18,226	$74,355	$39,974	$35,665	$27,005	$36,974	$232,199
Accrued interest excluded from total	$35	$159	$97	$95	$66	$84	$536

Recreational vehicle lending
_800 and above	$3,472	$7,591	$4,718	$5,333	$4,376	$5,553	$31,043
_750-799	13,853	63,590	20,863	16,062	10,859	10,874	136,101
_700-749	5,236	30,955	9,059	5,820	3,629	3,685	58,384
_650-699	457	7,129	2,327	1,750	900	1,409	13,972
_600-649	-	977	399	266	321	250	2,213
_550-599	-	266	99	133	266	74	838
_500-549	-	38	20	103	61	91	313
Under 500	-	-	-	11	-	-	11
Unknown	-	-	-	-	-	-	-
Total	$23,018	$110,546	$37,485	$29,478	$20,412	$21,936	$242,875
Accrued interest excluded from total	$51	$257	$86	$72	$52	$47	$565

Other
_800 and above	$1,106	$2,119	$1,257	$1,286	$708	$884	$7,360
_750-799	4,952	12,747	8,201	5,295	2,766	4,494	38,455
_700-749	2,437	10,035	4,852	2,805	1,629	3,049	24,807
_650-699	17,649	4,090	1,563	1,081	571	1,825	26,779
_600-649	155	689	313	227	164	595	2,143
_550-599	16	136	35	109	144	188	628
_500-549	-	8	49	42	43	125	267
Under 500	-	1	62	40	12	27	142
Unknown	750	-	-	-	-	-	750
Total	$27,065	$29,825	$16,332	$10,885	$6,037	$11,187	$101,331
Accrued interest excluded from total	$23	$62	$36	$30	$17	$42	$210

Total installment
_800 and above	$6,431	$16,700	$11,088	$12,175	$9,806	$13,181	$69,381
_750-799	29,693	121,065	52,930	41,317	28,254	34,416	307,675
_700-749	12,343	59,289	22,746	16,250	11,246	14,270	136,144
_650-699	18,921	15,003	5,513	5,061	2,626	5,597	52,721
_600-649	155	1,987	1,123	698	796	1,608	6,367
_550-599	16	635	213	331	517	552	2,264
_500-549	-	46	116	145	187	279	773
Under 500	-	1	62	51	22	194	330
Unknown	750	-	-	-	-	-	750
Total	$68,309	$214,726	$93,791	$76,028	$53,454	$70,097	$576,405
Accrued interest excluded from total	$109	$478	$219	$197	$135	$173	$1,311

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
	Installment - continued (1)
	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(In thousands)
December 31, 2021
Boat lending
800 and above	$7,513	$5,786	$6,015	$4,906	$2,968	$4,433	$31,621
750-799	47,434	24,968	21,052	15,681	9,797	10,971	129,903
700-749	19,180	9,724	8,263	6,467	3,109	4,953	51,696
650-699	3,845	1,679	2,301	1,223	1,166	1,378	11,592
600-649	373	419	209	327	185	604	2,117
550-599	237	81	91	113	115	191	828
500-549	-	49	-	85	-	67	201
Under 500	-	-	-	10	168	4	182
Unknown	-	-	-	-	-	-	-
Total	$78,582	$42,706	$37,931	$28,812	$17,508	$22,601	$228,140
Accrued interest excluded from total	$169	$102	$106	$69	$44	$47	$537

Recreational vehicle lending
800 and above	$8,475	$5,121	$5,837	$4,627	$2,456	$3,594	$30,110
750-799	66,834	22,707	17,173	11,973	5,281	6,794	130,762
700-749	32,702	9,500	6,169	3,768	1,657	2,343	56,139
650-699	7,390	2,423	1,842	948	649	905	14,157
600-649	990	408	291	333	152	111	2,285
550-599	271	100	163	318	6	72	930
500-549	39	21	105	62	26	91	344
Under 500	-	-	11	-	-	7	18
Unknown	-	-	-	-	-	-	-
Total	$116,701	$40,280	$31,591	$22,029	$10,227	$13,917	$234,745
Accrued interest excluded from total	$265	$93	$78	$56	$26	$28	$546

Other
800 and above	$2,328	$1,424	$1,493	$882	$357	$695	$7,179
750-799	13,923	9,093	6,074	3,175	2,183	2,731	37,179
700-749	10,791	5,426	3,301	1,899	906	2,194	24,517
650-699	20,167	1,715	1,249	657	561	1,332	25,681
600-649	761	368	272	190	284	357	2,232
550-599	159	42	127	167	46	154	695
500-549	8	53	56	55	38	98	308
Under 500	6	62	42	14	12	18	154
Unknown	975	-	-	-	-	-	975
Total	$49,118	$18,183	$12,614	$7,039	$4,387	$7,579	$98,920
Accrued interest excluded from total	$73	$40	$36	$19	$11	$38	$217

Total installment
800 and above	$18,316	$12,331	$13,345	$10,415	$5,781	$8,722	$68,910
750-799	128,191	56,768	44,299	30,829	17,261	20,496	297,844
700-749	62,673	24,650	17,733	12,134	5,672	9,490	132,352
650-699	31,402	5,817	5,392	2,828	2,376	3,615	51,430
600-649	2,124	1,195	772	850	621	1,072	6,634
550-599	667	223	381	598	167	417	2,453
500-549	47	123	161	202	64	256	853
Under 500	6	62	53	24	180	29	354
Unknown	975	-	-	-	-	-	975
Total	$244,401	$101,169	$82,136	$57,880	$32,122	$44,097	$561,805
Accrued interest excluded from total	$507	$235	$220	$144	$81	$113	$1,300

(1)	Credit scores have been updated within the last twelve months.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Foreclosed residential real estate properties included in other real estate and repossessed assets on our Condensed Consolidated Statements of Financial Condition totaled $0.4 million and $0.2 million at March 31, 2022 and December 31, 2021, respectively.  Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $0.7 million and $0.6 million at March 31, 2022 and December 31, 2021, respectively.

During the first quarter of 2022, we sold $33.4 million of portfolio residential fixed rate mortgage loans servicing retained to private investors and recognized a gain on sale of $0.41 million.  This transaction was done primarily for asset/liability management purposes.
5.	Shareholders’ Equity and Earnings Per Common Share

On December 17, 2021, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) to buy back up to 1,100,000 shares of our outstanding common stock through December 31, 2022.  Shares would be repurchased through open market transactions, though we could execute repurchases through other means, such as privately negotiated transactions.  The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, regulatory requirements, potential alternative uses for capital, and our financial performance. During the three month periods ended March 31, 2022 and 2021 repurchases were made totaling 59,002 shares and 180,667 shares of common stock, respectively, for an aggregate purchase price of $1.4 million and $3.6 million, respectively.

A reconciliation of basic and diluted net income per common share follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per share data)
Net income	$17,967	$22,037

Weighted average shares outstanding (1)	21,192	21,826
Stock units for deferred compensation plan for non-employee directors	128	120
Effect of stock options	56	83
Performance share units	22	30
Weighted average shares outstanding for calculation of diluted earnings per share	21,398	22,059

Net income per common share
Basic (1)	$0.85	$1.01
Diluted	$0.84	$1.00

(1)	Basic net income per common share includes weighted average common shares outstanding during the period and participating share awards.

Weighted average stock options outstanding that were not considered in computing diluted net income per common share because they were anti-dilutive were zero for the three month periods ended March 31, 2022 and 2021.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our derivative financial instruments according to the type of hedge in which they are designated follows:

	March 31, 2022
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Fair value hedge designation
Pay-fixed interest rate swap agreements - commercial	$6,666	7.1	$(7)
Pay-fixed interest rate swap agreements - securities available for sale	148,895	5.6	11,959
Total	$155,561	5.7	$11,952

No hedge designation
Rate-lock mortgage loan commitments	$140,135	0.1	$(3,230)
Mandatory commitments to sell mortgage loans	111,010	0.1	1,906
Pay-fixed interest rate swap agreements - mortgage	22,000	7.5	627
Pay-fixed interest rate swap agreements - commercial	216,001	5.5	4,398
Pay-variable interest rate swap agreements - commercial	216,001	5.5	(4,398)
Interest rate cap agreements	90,000	1.0	257
Total	$795,147	3.3	$(440)

	December 31, 2021
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Fair value hedge designation
Pay-fixed interest rate swap agreements - commercial	$6,753	7.4	$(384)
Pay-fixed interest rate swap agreements - securities available for sale	148,895	5.8	4,413
Total	$155,648	5.9	$4,029

No hedge designation
Rate-lock mortgage loan commitments	$129,846	0.1	$2,140
Mandatory commitments to sell mortgage loans	97,737	0.1	(68)
Interest rate swaption agreement	10,000	0.2	186
Pay-fixed interest rate swap agreements - commercial	207,080	5.7	(5,179)
Pay-variable interest rate swap agreements - commercial	207,080	5.7	5,179
Interest rate cap agreements	90,000	1.3	35
Total	$741,743	3.4	$2,293

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
We have used variable-rate and short-term fixed-rate (less than 12 months) debt obligations to fund a portion of our Condensed Consolidated Statements of Financial Condition, which exposed us to variability in interest rates. To meet our asset/liability management objectives, we may periodically enter into derivative financial instruments to mitigate exposure to fluctuations in cash flows resulting from changes in interest rates (“Cash Flow Hedges”). Cash Flow Hedges had included certain interest rate cap agreements under which, we will receive cash if interest rates rise above a predetermined level. As a result, we effectively have variable-rate debt with an established maximum rate. We paid an upfront premium on interest rate caps which was recognized in earnings in the same period in which the hedged item affected earnings. During 2020 we transferred all of our Cash Flow Hedge interest rate cap agreements to a no hedge designation. The unrealized losses on our Cash Flow Hedge interest rate cap agreements, which were included as a component of accumulated other comprehensive income at the time of the transfers, were being reclassified into earnings over the remaining life of the interest rate cap agreements. Also in 2020 it became probable that the forecasted transactions being hedged by these interest rate cap agreements would not occur by the end of the originally specified time period. As a result, all remaining unrealized losses included as a component of accumulated other comprehensive income were reclassified into earnings at that time. The no hedge designation interest rate cap agreements in the table above were classified as a no hedge designation during 2020 and any changes in fair value since the transfers to the no hedge designation are recorded in earnings.

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

We have purchased swaption and pay-fixed interest rate swap agreements in an attempt to reduce the impact of price fluctuations of certain mortgage construction loans held for sale. The pay-fixed interest rate swap agreements are presented as “Interest rate swap agreements – mortgage” in the table above. The swaption agreement terminated during the first quarter of 2022. The changes in the fair value of the swaption and pay fixed interest rate swap agreements are recognized currently as part of net gains on mortgage loans in our Condensed Consolidated Statements of Operations.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:

 Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	March 31, 2022		December 31, 2021		March 31, 2022		December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments	-		-		-		-
Pay-fixed interest rate swap agreements	Other assets	$11,959	Other assets	$4,413	Other liabilities	$7	Other liabilities	$384
Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	-	Other assets	$2,140	Other liabilities	3,230	Other liabilities	$-
Mandatory commitments to sell mortgage loans	Other assets	1,906	Other assets	-	Other liabilities	-	Other liabilities	68
Pay-fixed interest rate swap agreements - mortgage	Other assets	627	Other assets	-	Other liabilities	-	Other liabilities	-
Interest rate swaption agreement	Other assets	-	Other assets	186	Other liabilities	-	Other liabilities	-
Pay-fixed interest rate swap agreements - commercial	Other assets	5,103	Other assets	165	Other liabilities	705	Other liabilities	5,344
Pay-variable interest rate swap agreements - commercial	Other assets	705	Other assets	5,344	Other liabilities	5,103	Other liabilities	165
Interest rate cap agreements	Other assets	257	Other assets	35	Other liabilities	-	Other liabilities	-
		8,598		7,870		9,038		5,577
Total derivatives		$20,557		$12,283		$9,045		$5,961

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

		Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	Three Month Periods Ended March 31,
		2022	2021
		(In thousands)
Fair Value Hedges
Pay-fixed interest rate swap ageement - commercial	Interest and fees on loans	$376	$352
Pay-fixed interest rate swap ageement - securities available for sale	Interest on securities available for sale - tax- exempt	7,547	4,873
Total		$7,923	$5,225

No hedge designation
Rate-lock mortgage loan commitments	Net gains on mortgage loans	$(5,370)	$(3,822)
Mandatory commitments to sell mortgage loans	Net gains on mortgage loans	1,974	1,837
Pay-fixed interest rate swap agreements - mortgage	Net gains on mortgage loans	627	-
Interest rate swaption agreement	Net gains on mortgage loans	(186)	-
Pay-fixed interest rate swap agreements - commercial	Interest income	9,577	3,275
Pay-variable interest rate swap agreements - commercial	Interest income	(9,577)	(3,275)
Pay-fixed interest rate swap agreements	Interest expense	-	118
Interest rate cap agreements	Interest expense	222	15

Purchased options	Interest expense	-	18

Written options	Interest expense	-	(18)
Total		$(2,733)	$(1,852)

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7.	Goodwill and Other Intangibles

The following table summarizes intangible assets, net of amortization:

	March 31, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets - core deposits	$11,916	$8,812	$11,916	$8,580
Unamortized intangible assets - goodwill	$28,300		$28,300

A summary of estimated core deposits intangible amortization at March 31, 2022 follows:

(In thousands)

Nine months ending December 31, 2022	553
2023	547
2024	516
2025	487
2026	460
2027 and thereafter	541
Total	$3,104

8.	Share Based Compensation

We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.6 million shares of common stock as of March 31, 2022.  The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.1 million shares of common stock as of March 31, 2022. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.

A summary of restricted stock and performance stock units (“PSU”) granted pursuant to our long-term incentive plan follows:

	Three Months Ended March 31,
	2022	2021

Restricted stock	56,287	75,584
PSU	19,748	23,981

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The shares of restricted stock and PSUs shown in the above table cliff vest after a period of three years.  The performance feature of the PSUs is split evenly between a comparison of (i) our total shareholder return and (ii) our return on average assets over the three year period starting on the grant date to these same factors over that period for an index of our banking peers.

Our directors may elect to receive all or a portion of their cash retainer fees in the form of common stock (either on a current basis or on a deferred basis) pursuant to the non-employee director stock purchase plan referenced above. Shares equal in value to that portion of each director’s fees that he or she has elected to receive in stock on a current basis are issued each quarter and vest immediately. Shares issued on a deferred basis are credited at the rate of 90% of the current fair value of our common stock and vest immediately.  During the three month periods ended March 31, 2022 and 2021 we issued 0.004 million and 0.005 million shares, respectively and expensed their value during those same periods.

Total compensation expense recognized for grants pursuant to our long-term incentive plan was $0.4 million and $0.3 million during the three month periods ended March 31, 2022 and 2021, respectively.  The corresponding tax benefit relating to this expense was $0.1 million during both three month periods ended March 31, 2022 and 2021, respectively. Total expense recognized for non-employee director share based payments was $0.09 million during both three month periods ended March 31, 2022 and 2021, respectively. The corresponding tax benefit relating to this expense was $0.02 million during both three month periods ended March 31, 2022 and 2021, respectively.

At March 31, 2022, the total expected compensation cost related to non-vested restricted stock and PSUs not yet recognized was $3.7 million.  The weighted-average period over which this amount will be recognized is 2.3 years.

A summary of outstanding stock option grants and related transactions follows:

	Number of Shares	Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregated Intrinsic Value
				(In thousands)
Outstanding at January 1, 2022	80,839	$5.76
Granted	-
Exercised	(15,100)	3.32
Forfeited	-
Expired	-
Outstanding at March 31, 2022	65,739	$6.32	1.5	$1,031

Vested and expected to vest at March 31, 2022	65,739	$6.32	1.5	$1,031
Exercisable at March 31, 2022	65,739	$6.32	1.5	$1,031

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
A summary of outstanding non-vested restricted stock and PSUs and related transactions follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2022	234,226	$21.64
Granted	76,035	26.57
Vested	(51,771)	23.06
Forfeited	(7,760)	22.12
Outstanding at March 31, 2022	250,730	$22.82

Certain information regarding options exercised during the periods follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Intrinsic value	$313	$313
Cash proceeds received	$50	$60
Tax benefit realized	$66	$66

9.	Income Tax

Income tax expense was $4.1 million and $5.1 million during the three month periods ended March 31, 2022 and 2021, respectively.  Our actual federal income tax expense is different than the amount computed by applying our statutory income tax rate to our income before income tax primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance.  In addition, the three month periods ending March 31, 2022 and 2021 each include reductions of $0.1 million of income tax expense related to the impact of the excess value of stock awards that vested and stock options that were exercised as compared to the initial fair values that were expensed.

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at March 31, 2022, March 31, 2021 and December 31, 2021 that the realization of substantially all of our deferred tax assets continues to be more likely than not.

At both March 31, 2022 and December 31, 2021, we had approximately $0.2 million, respectively, of gross unrecognized tax benefits.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the remainder of 2022.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
10.	Regulatory Matters

Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits. As of March 31, 2022, the Bank had positive undivided profits of $110.6 million. It is not our intent to have dividends paid in amounts that would reduce the capital of our Bank to levels below those which we consider prudent or that would not be in accordance with guidelines of regulatory authorities.

We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can result in certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our interim condensed consolidated financial statements. In addition, capital adequacy rules include a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. To avoid limits on capital distributions and certain discretionary bonus payments we must meet the minimum ratio for adequately capitalized institutions plus the buffer. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of March 31, 2022 and December 31, 2021, categorized our Bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our actual capital amounts and ratios follow (1):

	Actual		Minimum for Adequately Capitalized Institutions		Minimum for Well-Capitalized Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2022
Total capital to risk-weighted assets
Consolidated	$499,363	14.18%	$281,788	8.00%	NA	NA
Independent Bank	447,698	12.71	281,707	8.00	$352,133	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$416,199	11.82%	$211,341	6.00%	NA	NA
Independent Bank	404,534	11.49	211,280	6.00	$281,707	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$377,814	10.73%	$158,506	4.50%	NA	NA
Independent Bank	404,534	11.49	158,460	4.50	$228,887	6.50%

Tier 1 capital to average assets
Consolidated	$416,199	8.81%	$188,867	4.00%	NA	NA
Independent Bank	404,534	8.56	188,953	4.00	$236,191	5.00%

December 31, 2021
Total capital to risk-weighted assets
Consolidated	$488,495	14.53%	$268,991	8.00%	NA	NA
Independent Bank	438,352	13.05	268,808	8.00	$336,011	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$406,645	12.09%	$201,743	6.00%	NA	NA
Independent Bank	396,351	11.80	201,606	6.00	$268,808	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$368,277	10.95%	$151,307	4.50%	NA	NA
Independent Bank	396,351	11.80	151,205	4.50	$218,407	6.50%

Tier 1 capital to average assets
Consolidated	$406,645	8.79%	$185,034	4.00%	NA	NA
Independent Bank	396,351	8.57	185,077	4.00	$231,347	5.00%

(1)	These ratios do not reflect a capital conservation buffer of 2.50% at March 31, 2022 and December 31, 2021.
NA - Not applicable

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
	(In thousands)
Total shareholders' equity	$355,449	$398,484	$382,169	$426,558
Add (deduct)
Accumulated other comprehensive income for regulatory purposes	48,617	(6,298)	48,617	(6,298)
Goodwill and other intangibles	(31,404)	(31,636)	(31,404)	(31,636)
CECL (1)	5,152	7,727	5,152	7,727
Common equity tier 1 capital	377,814	368,277	404,534	396,351
Qualifying trust preferred securities	38,385	38,368	-	-
Tier 1 capital	416,199	406,645	404,534	396,351
Subordinated debt	40,000	40,000	-	-
Allowance for credit losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	43,164	41,850	43,164	42,001
Total risk-based capital	$499,363	$488,495	$447,698	$438,352

(1)	We elected the three year CECL transition method for regulatory purposes.

11.	Fair Value Disclosures

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

Other real estate:  At the time of acquisition, other real estate is recorded at fair value, less estimated costs to sell, which becomes the property’s new basis. Subsequent write-downs to reflect declines in value since the time of acquisition may occur from time to time and are recorded in net gains on other real estate and repossessed assets, which is part of non-interest expense - other in the Condensed Consolidated Statements of Operations. The fair value of the property used at and subsequent to the time of acquisition is typically determined by a third party appraisal of the property. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and typically result in a Level 3 classification of the inputs for determining fair value.

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
	(In thousands)
March 31, 2022:
Measured at Fair Value on a Recurring Basis
Assets
Securities available for sale
U.S. agency	$43,588	$-	$43,588	$-
U.S. agency residential mortgage-backed	277,003	-	277,003	-
U.S. agency commercial mortgage-backed	21,591	-	21,591	-
Private label mortgage-backed	112,083	-	112,083	-
Other asset backed	279,156	-	279,156	-
Obligations of states and political subdivisions	520,078	-	520,078	-
Corporate	144,251	-	144,251	-
Trust preferred	1,885	-	1,885	-
Foreign government	502	-	502	-
Loans held for sale, carried at fair value	29,514	-	29,514	-
Capitalized mortgage loan servicing rights	35,933	-	-	35,933
Derivatives (1)	20,557	-	20,557	-
Liabilities
Derivatives (2)	9,045	-	9,045	-

Measured at Fair Value on a Non-recurring Basis:
Assets
Collateral dependent loans (3)
Commercial
Commercial and industrial	250	-	-	250
Commercial real estate	59	-	-	59
Mortgage
1-4 family owner occupied - non-jumbo	362	-	-	362
1-4 family non-owner occupied	96	-	-	96
1-4 family - 2nd lien	137	-	-	137
Resort lending	25	-	-	25
Installment
Boat lending	52	-	-	52
Recreational vehicle lending	22	-	-	22
Other	83	-	-	83

(1)	Included in accrued income and other assets
(2)	Included in accrued expenses and other liabilities
(3)	Only includes individually evaluated loans with specific loss allocations based on collateral value.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
		Fair Value Measurements Using
	Fair Value Measure- ments	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
December 31, 2021:
Measured at Fair Value on a Recurring Basis
Assets
Securities available for sale
U.S. agency	$34,674	$-	$34,674	$-
U.S. agency residential mortgage-backed	307,985	-	307,985	-
U.S. agency commercial mortgage-backed	22,926	-	22,926	-
Private label mortgage-backed	102,615	-	102,615	-
Other asset backed	216,170	-	216,170	-
Obligations of states and political subdivisions	576,076	-	576,076	-
Corporate	149,959	-	149,959	-
Trust preferred	1,919	-	1,919	-
Foreign government	506	-	506	-
Loans held for sale, carried at fair value	55,470	-	55,470	-
Capitalized mortgage loan servicing rights	26,232	-	-	26,232
Derivatives (1)	12,283	-	12,283	-
Liabilities
Derivatives (2)	5,961	-	5,961	-

Measured at Fair Value on a Non-recurring Basis:
Assets
Collateral dependent loans (3)
Commercial
Commercial and industrial	274	-	-	274
Commercial real estate	65	-	-	65
Mortgage
1-4 family owner occupied - non-jumbo	516	-	-	516
1-4 family non-owner occupied	130	-	-	130
1-4 family - 2nd lien	121	-	-	121
Resort lending	77	-	-	77
Installment
Boat lending	51	-	-	51
Recreational vehicle lending	77	-	-	77
Other	45	-	-	45

(1)	Included in accrued income and other assets
(2)	Included in accrued expenses and other liabilities
(3)	Only includes impaired loans with specific loss allocations based on collateral value.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the Three-Month Periods Ended March 31 for items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Net Gains on Assets	Mortgage	Total Change in Fair Values Included in Current
	Mortgage Loans	Loan Servicing, net	Period Earnings
	(In thousands)
2022
Loans held for sale	$(1,816)	$-	$(1,816)
Capitalized mortgage loan servicing rights	-	7,558	7,558

2021
Loans held for sale	(2,598)	-	(2,598)
Capitalized mortgage loan servicing rights	-	3,257	3,257

For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends received.

The following represent impairment charges recognized during the three month periods ended March 31, 2022 and 2021 relating to assets measured at fair value on a non-recurring basis:

•
Loans that are individually evaluated using the fair value of collateral for collateral dependent loans had a carrying amount of $1.1 million, which is net of a valuation allowance of $0.5 million at March 31, 2022, and had a carrying amount of $1.4 million, which is net of a valuation allowance of $0.6 million at December 31, 2021.  The provision for credit losses included in our results of operations relating to collateral dependent loans was a net expense of $0.1 million and $0.2 million for the three month periods ending March 31, 2022 and 2021, respectively.

•
Other real estate, which is measured using the fair value of the property, had a carrying amount of zero which is net of a valuation allowance of $0.03 million at March 31, 2022, and a carrying amount of zero which is net of a valuation allowance of $0.03 million, at December 31, 2021. Charges included in our results of operations relating to other real estate measured at fair value were zero during both three month periods ended March 31, 2022 and 2021.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
A reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Capitalized Mortgage Loan Servicing Rights
	Three Months Ended March 31,
	2022	2021
	(In thousands)
Beginning balance	$26,232	$16,904
Total losses realized and unrealized:
Included in results of operations	7,558	3,257
Included in other comprehensive loss	-	-
Purchases, issuances, settlements, maturities and calls	2,143	3,369
Transfers in and/or out of Level 3	-	-
Ending balance	$35,933	$23,530

Amount of total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at March 31	$7,558	$3,257

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

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)	-	-	-
March 31, 2022
Capitalized mortgage loan servicing rights	$35,933	Present value of net servicing revenue	Discount rate	10.00% to 13.71%	10.10%
			Cost to service	$67 to $243	$76
			Ancillary income	20 to 30	21
			Float rate	2.52%	2.52%
			Prepayment rate	7.02% to 39.80%	9.00%
December 31, 2021
Capitalized mortgage loan servicing rights	$26,232	Present value of net servicing revenue	Discount rate	10.00% to 13.00%	10.07%
			Cost to service	$67 to $281	$78
			Ancillary income	20 to 30	21
			Float rate	1.36%	1.36%
			Prepayment rate	7.02% to 44.21%	13.92%

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)	-	-
March 31, 2022
Collateral dependent loans				-
Commercial	$309	Sales comparison approach	Adjustment for differences between comparable sales	(12.5)% to 12.0%	(1.7)%
Mortgage and Installment(1)	777	Sales comparison approach	Adjustment for differences between comparable sales	(20.4) to 29.3	1.2

December 31, 2021
Collateral dependent loans
Commercial	$339	Sales comparison approach	Adjustment for differences between comparable sales	(12.5)% to 12.0%	1.5%
Mortgage and Installment(1)	1,017	Sales comparison approach	Adjustment for differences between comparable sales	(30.1) to 29.3	0.2

(1)
In addition to the valuation techniques and unobservable inputs discussed above, at March 31, 2022 and December 31, 2021 certain collateral dependent installment loans totaling approximately $0.16 million and $0.17 million, respectively are secured by collateral other than real estate. For the majority of these loans, we apply internal discount rates to industry valuation guides.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
March 31, 2022	$29,514	$(765)	$30,279
December 31, 2021	55,470	1,051	54,419

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
12.	Fair Values of Financial Instruments

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The estimated recorded book balances and fair values follow:

			Fair Value Using
	Recorded Book Balance	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
March 31, 2022
Assets
Cash and due from banks	$46,600	$46,600	$46,600	$-	$-
Interest bearing deposits	63,221	63,221	63,221	-	-
Securities available for sale	1,400,137	1,400,137	-	1,400,137	-
Federal Home Loan Bank and Federal
Reserve Bank Stock	17,653	NA	NA	NA	NA
Net loans and loans held for sale	2,987,952	2,858,273	-	29,514	2,828,759
Accrued interest receivable	12,815	12,815	2	6,136	6,677
Derivative financial instruments	20,557	20,557	-	20,557	-

Liabilities
Deposits with no stated maturity (1)	$3,867,260	$3,867,260	$3,867,260	$-	$-
Deposits with stated maturity (1)	338,238	351,269	-	351,269	-
Other borrowings	30,006	30,003	-	30,003	-
Subordinated debt	39,376	44,292	-	44,292	-
Subordinated debentures	39,609	35,651	-	35,651	-
Accrued interest payable	1,133	1,133	68	1,065	-
Derivative financial instruments	9,045	9,045	-	9,045	-

December 31, 2021
Assets
Cash and due from banks	$51,069	$51,069	$51,069	$-	$-
Interest bearing deposits	58,404	58,404	58,404	-	-
Securities available for sale	1,412,830	1,412,830	-	1,412,830	-
Federal Home Loan Bank and Federal
Reserve Bank Stock	18,427	NA	NA	NA	NA
Net loans and loans held for sale	2,948,074	2,931,079	35,233	55,470	2,840,376
Accrued interest receivable	12,865	12,865	1	6,028	6,836
Derivative financial instruments	12,283	12,283	-	12,283	-

Liabilities
Deposits with no stated maturity (1)	$3,781,298	$3,781,298	$3,781,298	$-	$-
Deposits with stated maturity (1)	335,792	336,006	-	336,006	-
Other borrowings	30,009	30,155	-	30,155	-
Subordinated debt	39,357	44,999	-	44,999	-
Subordinated debentures	39,592	33,866	-	33,866	-
Accrued interest payable	497	497	67	430	-
Derivative financial instruments	5,961	5,961	-	5,961	-

(1)
Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $576.421 million and $562.210 million at March 31, 2022 and December 31, 2021, respectively. Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $28.911 million and $24.416 million at March 31, 2022 and December 31, 2021, respectively.

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

Pandemic

The COVID-19 pandemic and the related government mandates, restrictions, and guidance have created and may continue to create and contribute to significant economic uncertainty and market disruptions. Throughout 2020 and 2021, the volatility created by the pandemic and responses to the pandemic impacted our performance, customers, and the markets we serve. These effects continued to decline into the first quarter of 2022, but there remains a great deal of uncertainty with respect to whether and the degree to which they will have an impact on future conditions and performance.

Based on this uncertainty, it is difficult to predict the extent to which the pandemic may continue to adversely impact our business, results of operations, financial condition, and customers. The potential impacts may include, but are not limited to:

•	difficulties encountered by our business customers in addressing the effects of the pandemic may cause increases in loan delinquencies, foreclosures and defaults;
•	increases in our allowance for credit losses may be necessary;
•	declines in collateral values may occur;
•	third party disruptions may occur, including outages at network providers, on-line banking vendors and other suppliers;
•	there is increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity;
•	we may experience operational failures due to changes in our normal business practices necessitated by the pandemic and related governmental actions; and/or
•	our production and efficiency may suffer due to employee illnesses and/or employees having to work remotely.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Given the ongoing uncertainty with respect to the pandemic and potential government responses, these risk factors may continue to some degree for a significant period of time.

The extent to which the COVID-19 pandemic may impact our business, results of operations, asset valuations, financial condition, and customers will depend on future developments, which continue to be highly uncertain and difficult to predict. Those developments and factors are expected to largely depend on how quickly and to what extent normal economic and operating conditions stabilize. Potential developments also include market factors, such as interest rates, supply chain disruptions, inflation, consumer-welfare, and employment rates. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, securities available for sale, loans, capitalized mortgage loan servicing rights or deferred tax assets.

Certain consumer-driven industries (including restaurants, hotels, retail, fitness, and other industries) have experienced increased stress and have been more adversely impacted by the COVID-19 pandemic and related consumer trends, labor shortages and supply chain disruptions. We believe that the following concentrations within our commercial loan portfolio represent greater potential risk in the current economic environment. The balances below are as of March 31, 2022.

	Amount	% of Total Loans
	(Dollars in millions)
Commercial and industrial portfolio segment:
Retail	$71	2.4%
Food service	43	1.4
Hotel	39	1.3
	153	5.1

Commercial real estate portfolio segment:
Retail	133	4.4
Office	71	2.4
Multifamily	55	1.8
	259	8.6

Total	$412	13.7%

At March 31, 2022, we had no commercial loans in forbearance. However, we continue to closely monitor these industry concentrations and at present do not foresee any significant losses relative to this portion of our loan portfolio given the current economic conditions in Michigan and the fact that many businesses continue to report increased spending. However, a high degree of uncertainty still exists with respect to the impact of the COVID-19 pandemic and the related economic disruptions on the future performance of our loan portfolio, including these concentrations.

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

Visa Stock

We own 12,566 shares of VISA Class B common stock. At the present time, these shares can only be sold to other Class B shareholders. As a result, there has generally been limited transfer activity in private transactions between buyers and sellers. Given the limited activity that we have become aware of  and the continuing uncertainty regarding the likelihood, ultimate timing and eventual exchange rate for Class B shares into Class A shares, we continue to carry these shares at zero, representing cost basis less impairment. However, given the current conversion ratio of 1.6181 Class A shares for every 1 Class B share and the closing price of VISA Class A shares on April 19, 2022 of $215.70 per share, our 12,566 Class B shares would have a current “value” of approximately $4.4 million. We continue to monitor Class B trading activity and the status of the resolution of certain litigation matters at VISA that would trigger the conversion of Class B common shares into Class A common shares, which would not have any trading restrictions.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
14.	Accumulated Other Comprehensive Income (Loss) (“AOCIL”)

A summary of changes in AOCIL follows:

	Unrealized Gains (losses) on Securities Available for Sale	Dispropor- tionate Tax Effects from Securities Available for Sale	Total
	(In thousands)

For the three months ended March 31, 2022
Balances at beginning of period	$6,299	$(5,798)	$501
Other comprehensive loss before reclassifications	(54,970)	-	(54,970)
Amounts reclassified from AOCIL	55	-	55
Net current period other comprehensive loss	(54,915)	-	(54,915)
Balances at end of period	$(48,616)	$(5,798)	$(54,414)

2021
Balances at beginning of period	$15,822	$(5,798)	$10,024
Other comprehensive loss before reclassifications	(6,805)	-	(6,805)
Amounts reclassified from AOCIL	1,119	-	1,119
Net current period other comprehensive loss	(5,686)	-	(5,686)
Balances at end of period	$10,136	$(5,798)	$4,338

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
A summary of reclassifications out of each component of AOCIL for the three months ended March 31 follows:

AOCIL Component	Amount Reclassified From AOCIL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2022
Unrealized gains (losses) on securities available for sale
	$70	Net gains on securities available for sale
	15	Income tax expense
	$55	Reclassifications, net of tax

2021
Unrealized gains (losses) on securities available for sale
	$1,416	Net gains on securities available for sale
	297	Income tax expense
	$1,119	Reclassifications, net of tax

15.	Revenue from Contracts with Customers

We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. We derive the majority of our revenue from financial instruments and their related contractual rights and obligations which for the most part are excluded from the scope of this topic.  These sources of revenue that are excluded from the scope of this topic include interest income, net gains on mortgage loans, net gains on securities available for sale, mortgage loan servicing, net and bank owned life insurance and were approximately 84.6% and 88.4% of total revenues for the three month periods ending March 31, 2022 and 2021, respectively.

Material sources of revenue that are included in the scope of this topic include service charges on deposit accounts, other deposit related income, interchange income and investment and insurance commissions and are discussed in the following paragraphs.  Generally these sources of revenue are earned at the time the service is delivered or over the course of a monthly period and do not result in any contract asset or liability balance at any given period end. As a result, there were no contract assets or liabilities recorded as of March 31, 2022 and December 31, 2021.

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

Interchange income: Interchange income primarily includes debit card interchange and network revenues.  Debit card interchange and network revenues are earned on debit card transactions conducted through payment networks such as MasterCard, NYCE (during 2021) and Accel. Interchange income is recognized concurrently with the delivery of services on a daily basis. Interchange and network revenues are presented gross of interchange expenses, which are presented separately as a component of non-interest expense.

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

Net (gains) losses on other real estate and repossessed assets:  We record a gain or loss from the sale of other real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  If we were to finance the sale of other real estate to the buyer, we would assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction is probable.  Once these criteria are met, the other real estate asset would be derecognized and the gain or loss on sale would be recorded upon the transfer of control of the property to the buyer.  There were no other real estate properties sold during the three month periods ending March 31, 2022 and 2021 that were financed by us.

Disaggregation of our revenue sources by attribute follows:

Three months ending March 31, 2022

	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$2,506	$-	$-	$-	$2,506
Account service charges	321	-	-	-	321
ATM fees	-	277	-	-	277
Other	-	251	-	-	251
Business
Overdraft fees	130	-	-	-	130
ATM fees	-	7	-	-	7
Other	-	87	-	-	87
Interchange income	-	-	3,082	-	3,082
Asset management revenue	-	-	-	469	469
Transaction based revenue	-	-	-	269	269

Total	$2,957	$622	$3,082	$738	$7,399

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$622
Investment and insurance commissions					738
Bank owned life insurance (1)					138
Other (1)					865
Total					$2,363

(1)	Excluded from the scope of ASC Topic 606.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Three months ending March 31, 2021

	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$1,212	$-	$-	$-	$1,212
Account service charges	512	-	-	-	512
ATM fees	-	268	-	-	268
Other	-	198	-	-	198
Business
Overdraft fees	192	-	-	-	192
ATM fees	-	6	-	-	6
Other	-	89	-	-	89
Interchange income	-	-	3,049	-	3,049
Asset management revenue	-	-	-	383	383
Transaction based revenue	-	-	-	201	201

Total	$1,916	$561	$3,049	$584	$6,110

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$561
Investment and insurance commissions					584
Bank owned life insurance (1)					139
Other (1)					746
Total					$2,030

(1)	Excluded from the scope of ASC Topic 606.

16.	Leases

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

Leases are classified as operating or finance leases at the lease commencement date (we did not have any finance leases as of March 31, 2022).  Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term.  The ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of the lease payment over the lease term.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.

The cost components of our operating leases follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Operating lease cost	$415	$423
Variable lease cost	16	16
Short-term lease cost	18	14
Total	$449	$453

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities.

Supplemental balance sheet information related to our operating leases follows:

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Lease right of use asset (1)	$6,069	$6,481
Lease liabilities (2)	$6,181	$6,602

Weighted average remaining lease term (years)	6.45	6.50
Weighted average discount rate	2.3%	2.3%

(1)	Included in Accrued income and other assets in our Condensed Consolidated Statements of Financial Condition.
(2)	Included in Accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition.

Maturity analysis of our lease liabilities at March 31, 2022 based on required contractual payments follows:

(In thousands)

Nine months ending December 31, 2022	$1,190
2023	1,324
2024	816
2025	809
2026	744
2027 and thereafter	1,807
Total lease payments	6,690
Less imputed interest	(509)
Total	$6,181

Index
Item 2.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Introduction. The following section presents additional information to assess the financial condition and results of operations of Independent Bank Corporation (“IBCP”), its wholly-owned bank, Independent Bank (the “Bank”), and their subsidiaries. This section should be read in conjunction with the Condensed Consolidated Financial Statements. We also encourage you to read our 2021 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”). That report includes a list of risk factors that you should consider in connection with any decision to buy or sell our securities.

Overview. We provide banking services to customers located primarily in Michigan’s Lower Peninsula. We also have two loan production offices in Ohio (Columbus and Fairlawn). As a result, our success depends to a great extent upon the economic conditions in Michigan’s Lower Peninsula.

Recent Developments. The COVID-19 pandemic and the related government mandates, restrictions, and guidance have created and may continue to create and contribute to significant economic uncertainty and market disruptions. Throughout 2021 and 2022, the volatility created by the pandemic and responses to the pandemic impacted our performance, customers, and the markets we serve. These effects continued to decline into the first quarter of 2022, but there remains a great deal of uncertainty with respect to whether and the degree to which they will have an impact on future conditions and performance.

Based on this uncertainty, it is difficult to predict the extent to which the pandemic may continue to adversely impact our business, results of operations, financial condition, and customers. The potential impacts may include, but are not limited to:

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

The extent to which the COVID-19 pandemic may impact our business, results of operations, asset valuations, financial condition, and customers will depend on future developments, which continue to be highly uncertain and difficult to predict. Those developments and factors are expected to largely depend on how quickly and to what extent normal economic and operating conditions stabilize. Potential developments also include market factors, such as interest rates, supply chain disruptions, inflation, consumer-welfare, and employment rates. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, securities available for sale, loans, capitalized mortgage loan servicing rights or deferred tax assets.

Index
It is against this backdrop that we discuss our results of operations and financial condition in the first quarter of 2022 as compared to earlier periods.

Results of Operations

Summary.  We recorded net income of $18.0 million and $22.0 million during the three months ended March 31, 2022 and 2021, respectively. The decrease in 2022 first quarter results as compared to 2021 is primarily due to a decline in non-interest income and an increase in non-interest expense that were partially offset by an increase in net interest income and decreases in the provision for credit losses and income tax expense.

Key performance ratios

	Three months ended March 31,
	2022	2021
Net income (annualized) to
Average assets	1.54%	2.10%
Average shareholders’ equity	19.38%	23.51%

Net income per common share
Basic	$0.85	$1.01
Diluted	0.84	1.00

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

Our net interest income totaled $33.0 million during the first quarter of 2022, an increase of $2.7 million, or 9.0% from the year-ago period. This increase primarily reflects a $444.8 million increase in average interest-earning assets that was partially offset by a five basis point decrease in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”).

Index
Due principally to the economic impact of COVID-19, the Federal Reserve took a variety of actions, during the later portion of 2020 and most of 2021, to stimulate the economy, including significantly lowering short-term interest rates. These lower interest rates combined with a higher allocation to lower yielding securities available for sale has placed continued pressure on our net interest margin.

The increase in average interest-earning assets in 2022 as compared to 2021 primarily reflects growth in securities available for sale and mortgage and installment loans funded from an increase in deposits.

Interest and fees on loans include $0.6 million of accretion of net loan fees on PPP loans in the first quarter  of 2022 compared to $2.1 million for the first quarter of 2021. Interest and fees on loans also include $0.1 million and $0.4 million for the first quarter of 2022 and 2021, respectively of accretion of the discount recorded on loans acquired in the April 2018 acquisition of Traverse City State Bank (“TCSB”).

Our net interest income is also impacted by our level of non-accrual loans. In the first quarter of 2022, non-accrual loans averaged $5.0 million compared to $7.6 million in the first quarter of 2021. In addition, in the first quarter of 2022, we had net recoveries of $0.14 million of unpaid interest on loans placed on or taken off non-accrual or on loans previously charged-off compared to net recoveries of $0.17 million during the same period in 2021.

Index
Average Balances and Tax Equivalent Rates

	Three Months Ended March 31,

		2022			2021
	Average Balance	Interest	Rate (2)	Average Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$2,971,566	$28,340	3.85%	$2,827,335	$28,039	4.00%
Tax-exempt loans (1)	8,532	99	4.71	6,677	84	5.10
Taxable securities available for sale	1,080,252	4,552	1.69	782,471	2,796	1.43
Tax-exempt securities available for sale(1)	326,973	2,015	2.47	311,147	1,770	2.28
Interest bearing cash	87,317	37	0.17	101,895	29	0.12
Other investments	18,117	180	4.03	18,427	188	4.14
Interest Earning Assets	4,492,757	35,223	3.16	4,047,952	32,906	3.27
Cash and due from banks	58,676			56,371
Other assets, net	169,772			149,971
Total Assets	$4,721,205			$4,254,294

Liabilities
Savings and interest-bearing checking	$2,503,014	641	0.10	$2,140,405	675	0.13
Time deposits	338,354	126	0.15	339,872	581	0.69
Other borrowings	108,969	973	3.62	108,825	962	3.59
Interest Bearing Liabilities	2,950,337	1,740	0.24	2,589,102	2,218	0.35
Non-interest bearing deposits	1,317,160			1,218,534
Other liabilities	77,698			66,547
Shareholders’ equity	376,010			380,111
Total liabilities and shareholders’ equity	$4,721,205			$4,254,294

Net Interest Income		$33,483			$30,688

Net Interest Income as a Percent of Average Interest Earning Assets			3.00%			3.05%

(1) Interest on tax-exempt loans and securities available for sale is presented on a fully tax equivalent basis assuming a marginal tax rate of 21%.
(2) Annualized

Index
Reconciliation of Non-GAAP Financial Measures

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Net Interest Margin, Fully Taxable Equivalent ("FTE")

Net interest income	$33,001	$30,284
Add: taxable equivalent adjustment	482	404
Net interest income - taxable equivalent	$33,483	$30,688
Net interest margin (GAAP) (1)	2.96%	3.01%
Net interest margin (FTE) (1)	3.00%	3.05%

(1) Annualized.

Provision for credit losses.  The provision for credit losses was a credit of $1.6 million and a credit of $0.5 million for the three months ended March 31, 2022 and 2021, respectively. The provision reflects our assessment of the allowance for credit losses (the “ACL”) taking into consideration factors such as loan growth, loan mix, levels of non-performing and classified loans, economic conditions and loan net charge-offs. While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors. See “Portfolio Loans and asset quality” for a discussion of the various components of the ACL and their impact on the provision for credit losses in 2022. See note #13 to the Condensed Consolidated Financial Statements included within this report for a discussion on industry concentrations. The increase in the amount of the credit from the prior year period is primarily due to a decrease in net newly identified losses in the commercial loan portfolio as well as a decrease in the adjustment to allocations based on subjective factors related to risk associated with COVID-19.

Non-interest income.  Non-interest income is a significant element in assessing our results of operations. Non-interest income totaled $18.9 million during the first quarter of 2022 compared to $26.4 million in the first quarter of 2021.

Index
The components of non-interest income are as follows:

Non-Interest Income

	Three months ended March 31,
	2022	2021
	(In thousands)
Interchange income	$3,082	$3,049
Service charges on deposit accounts	2,957	1,916
Net gains on assets
Mortgage loans	835	12,828
Securities	70	1,416
Mortgage loan servicing, net	9,641	5,167
Investment and insurance commissions	738	583
Bank owned life insurance	138	139
Other	1,487	1,308
Total non-interest income	$18,948	$26,406

Interchange income increased in 2022 as compared to 2021, primarily due to growth in debit card transaction volume.

Service charges on deposit accounts increased on a comparative quarterly basis in 2022 as compared to 2021. The quarterly increase was principally due to an increase in non-sufficient funds occurrences (and related fees).

As reflected in the table below, net gains on the sale of mortgage loans dropped significantly from the first quarter of last year:

Mortgage Loan Activity

	Three months ended March 31,
	2022	2021
	(Dollars in thousands)
Mortgage loans originated	$270,194	$509,003
Mortgage loans sold	221,725	377,418
Net gains on mortgage loans	835	12,828
Net gains as a percent of mortgage
loans sold ("Loan Sales Margin")	0.38%	3.40%
Fair value adjustments included in the
Loan Sales Margin	(1.87)	(0.98)

Mortgage loans originated decreased in 2022 as compared to 2021 due primarily to a decrease in mortgage loan refinance volumes. Mortgage loan refinance volumes declined by 75.0% in the first quarter of 2022 as compared to 2021 as higher mortgage loan interest rates in 2022 reduced this activity. Mortgage loans sold decreased in the first quarter of 2022 as compared to 2021 due primarily to lower loan origination volume. Net gains on mortgage loans decreased in 2022 as compared to 2021 due to the decline in loan sale volume, a decrease in the Loan Sales Margin and fair value adjustments as discussed below.

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

Our Loan Sales Margin is impacted by several factors including competition and the manner in which the loan is sold. Net gains on mortgage loans are also impacted by recording fair value accounting adjustments. Excluding these fair value accounting adjustments, the Loan Sales Margin would have been 2.25% and 4.38% in the first quarters of 2022 and 2021, respectively. The decline in the Loan Sales Margin (excluding fair value adjustments) in the first quarter of 2022 was generally due to lower primary-to-secondary market pricing spreads as market interest rates rose in 2022 (relative to 2021) which were impacted by the decrease in mortgage loan refinance volumes.

We recorded $0.1 million and $1.4 million net gains on securities available for sale in the comparative quarterly periods, respectively. We recorded no credit related charges in either 2022 or 2021 on securities available for sale. See “Securities” below and note #3 to the Condensed Consolidated Financial Statements.

Mortgage loan servicing, net, generated income of $9.6 million and $5.2 million in the first quarters of 2022 and 2021, respectively. The significant variances in mortgage loan servicing, net are primarily due to changes in the fair value of capitalized mortgage loan servicing rights associated with changes in mortgage loan interest rates and expected future prepayment levels.

Mortgage loan servicing, net activity is summarized in the following table:

Mortgage Servicing Revenue

	Three months ended March 31,
	2022	2021
Mortgage loan servicing	(In thousands)
Revenue, net	$2,083	$1,910
Fair value change due to price	8,452	4,640
Fair value change due to pay-downs	(894)	(1,383)
Total	$9,641	$5,167

Index
Activity related to capitalized mortgage loan servicing rights is as follows:

Capitalized Mortgage Loan Servicing Rights

	Three months ended March 31,
	2022	2021
	(In thousands)
Balance at beginning of period	$26,232	$16,904
Originated servicing rights capitalized	2,143	3,369
Change in fair value	7,558	3,257
Balance at end of period	$35,933	$23,530

At March 31, 2022 we were servicing approximately $3.41 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 3.44% and a weighted average service fee of approximately 25.6 basis points. Capitalized mortgage loan servicing rights at March 31, 2022 totaled $35.9 million, representing approximately 105.3 basis points on the related amount of mortgage loans serviced for others.

Investment and insurance commissions represent revenues generated on the sale or management of investments and insurance for our customers. These revenues increased in the first quarter of 2022 as compared to the first quarter of 2021, primarily due to growth in assets under management and in annuity sales (reflecting customers seeking alternatives to traditional fixed income products such as time deposits given the prolonged low interest rate environment).

Other non-interest income increased in 2022 as compared to 2021 due primarily to increases in credit card and merchant processing revenue and higher commercial loan swap fee income. These revenues and fees were adversely impacted during the first quarter of 2021 by COVID-19 pandemic related business shut-downs and stay at home mandates.

Non-interest expense.  Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure.

Non-interest expense increased by $1.4 million to $31.5 million in the first quarter of 2022 compared to the first quarter of 2021.

Index
The components of non-interest expense are as follows:

Non-Interest Expense

	Three months ended March 31,
	2022	2021
	(In thousands)
Compensation	$12,435	$10,121
Performance-based compensation	3,662	4,292
Payroll taxes and employee benefits	4,033	4,109
Compensation and employee benefits	20,130	18,522
Occupancy, net	2,543	2,343
Data processing	2,216	2,374
Furniture, fixtures and equipment	1,045	1,003
Interchange expense	1,011	948
Communications	757	881
Advertising	680	489
Loan and collection	559	759
FDIC deposit insurance	522	330
Legal and professional	493	499
Amortization of intangible assets	232	242
Supplies	123	174
Correspondent bank service fees	77	100
Conversion related expenses	44	218
Provision for loss reimbursement on sold loans	33	34
Net gains on other real estate and repossessed assets	(55)	(180)
Recoveries related to unfunded lending commitments	(355)	(32)
Other	1,395	1,317
Total non-interest expense	$31,450	$30,021

Compensation and employee benefits expenses, in total, increased $1.6 million in the first quarter of 2022 compared to the same period in 2021.

Compensation expense increased by $2.3 million in the first quarter of 2022, compared to the same period in 2021. The comparative increase in 2022 was primarily due to (a) salary increases that were predominantly effective on January 1, 2022, (b) a decreased level of compensation that was deferred as direct origination costs  due to lower mortgage loan origination volume, and (c) an increase in lending personnel.

Performance-based compensation decreased by $0.6 million compared to the same period in 2021 due primarily due to a decrease in mortgage lending volume.

Payroll taxes and employee benefits decreased by $0.1 million in the first quarter of 2022 compared to the same period in 2021, due primarily to decreases in payroll taxes (reflecting lower performance-based compensation costs) and in our 401(k) plan match that was partially offset by higher health care costs (due to increased claims in 2022).

Index
Occupancy, net increased $0.2 million in the first quarter of 2022 compared to the first quarter of 2021 due primarily to an increase in snow removal costs, general branch related costs and depreciation expense related to building improvements.

Data processing expense decreased by $0.2 million in first quarter of 2022, compared to the same period in 2021. The decrease is primarily attributed to a onetime credit from our core data service provider for a billing reduction related to the prior year.

Furniture, fixtures and equipment, communications, legal and professional, supplies, correspondent bank service fees and provision for loss reimbursement on sold loans were each substantially the same in the first quarter of 2022 as compared to 2021.

Interchange expense primarily represents our third-party cost to process debit card transactions. The increase in this expense in 2022 as compared to 2021 is due principally to changes in transaction volume and transaction channel mix.

Advertising expense increased by approximately $0.2 million in the first quarter of 2022 as compared to the first quarter in 2021 due primarily to an increase in donations and promotional expenses.

Loan and collection expense decreased $0.2 million in the first quarter of 2022 compared to the first quarter of 2021 due primarily to a recovery of previously expensed costs.

FDIC deposit insurance expense increased in the first quarter of 2022 as compared to 2021 due primarily to an increases in the assessment rate as well as the assessment base.

The amortization of intangible assets relates to the TCSB acquisition and prior branch acquisitions and the amortization of the deposit customer relationship value, including core deposit value, which was acquired in connection with those acquisitions. We had remaining unamortized intangible assets of $3.1 million and $3.3 million at March 31, 2022 and December 31, 2021, respectively. See note #7 to the Condensed Consolidated Financial Statements for a schedule of future amortization of intangible assets.

Conversion related expenses in the first quarter of 2022 were primarily related to audit fees associated with post conversion work.

Net gains on other real estate and repossessed assets primarily represent the net gain on the sale or additional write downs on these assets subsequent to the transfer of the asset from our loan portfolio. This transfer occurs at the time we acquire the collateral that secured the loan. At the time of acquisition, the other real estate or repossessed asset is valued at fair value, less estimated costs to sell, which becomes the new basis for the asset. Any write-downs at the time of acquisition are charged to the allowance for credit losses.

Recoveries related to unfunded lending commitments increased $0.3 million in the first quarter of 2022 compared to the prior year quarter due primarily to changes in the amounts of such commitments to originate portfolio loans as well as (for commercial loan commitments) the grade (pursuant to our loan rating system) of such commitments.

Income tax expense. We recorded an income tax expense of $4.1 million in the first quarter of 2022 compared to an income tax expense of $5.1 million in the first quarter of 2021.  The decrease in expense is primarily due to a decrease in pretax income.

Index
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

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. The ultimate realization of this asset is primarily based on generating future income. We concluded at March 31, 2022 and 2021 and at December 31, 2021 that the realization of substantially all of our deferred tax assets continues to be more likely than not.

Financial Condition

Summary. Our total assets increased by $57.2 million during the first three months of 2022. Loans, excluding loans held for sale, were $3.00 billion at March 31, 2022, compared to $2.91 billion at December 31, 2021. Commercial loans, mortgage loans and installment loans each increased during the first three months of 2022. (See “Portfolio Loans and asset quality.”)

Deposits totaled $4.21 billion at March 31, 2022, an increase of $88.4 million from December 31, 2021. The increase in deposits is primarily due to growth in interest bearing checking deposits  and reciprocal deposits that were partially offset by a decline in non-interest bearing deposits and time deposits.

The increase in deposits from December 31, 2022 is due in part to the seasonal cash management needs of our business and municipal customers. Overall deposit balances remain elevated, relative to historical levels, due the significant liquidity that has been injected into the economy through government programs, such as the PPP, as well as by monetary actions by the Federal Reserve Bank, all in response to the COVID-19 pandemic

As the various government stimulus programs in response to the COVID-19 pandemic end or taper, it is unclear what the impact will be on our levels of Portfolio Loans and deposits. However, our liquidity and funding contingency plans take into account the possibility of reductions in commercial loans and deposits during 2022.

Securities. We maintain diversified securities portfolios, which include obligations of U.S. government-sponsored agencies, securities issued by states and political subdivisions, residential and commercial mortgage-backed securities, asset-backed securities, corporate securities, trust preferred securities and foreign government securities (that are denominated in U.S. dollars). We regularly evaluate asset/liability management needs and attempt to maintain a portfolio structure that provides sufficient liquidity and cash flow. We believe that the unrealized losses on securities available for sale are temporary in nature and are expected to be recovered within a reasonable time period. We believe that we have the ability to hold securities with unrealized losses to maturity or until such time as the unrealized losses reverse.(See “Asset/liability management.”)

Index
Securities

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Securities available for sale	(In thousands)
March 31, 2022	$1,461,677	$2,651	$64,191	$1,400,137
December 31, 2021	1,404,858	16,594	8,622	1,412,830

Securities available for sale in unrealized loss positions are evaluated quarterly for impairment related to credit losses. For securities available for sale in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities available for sale that do not meet this criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, adverse conditions specifically related to the security and the issuer and the impact of changes in market interest rates on the market value of the security, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss), net of applicable taxes. No ACL for securities available for sale was needed at March 31, 2022.  The increase in unrealized losses during the first quarter of 2022 is primarily attributed to an increase in interest rates during the first quarter.  See note #3 to the Condensed Consolidated Financial Statements included within this report for further discussion.

Sales of securities were as follows (See “Non-interest income.”):

Sales of Securities

	Three months ended March 31,
	2022	2021
	(In thousands)
Proceeds	$4,395	$78,179

Gross gains	70	1,464
Gross losses	-	48
Net gains	$70	$1,416

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

The PPP, is a short-term, forgivable loan program primarily intended to help businesses impacted by COVID-19 to continue paying their employees. See note #4 to the Condensed Consolidated Financial Statements included within this report for further discussion of the PPP.

A summary of our participation in the PPP (which ended on May 31, 2021 for new loans) follows:

Paycheck Protection Program Activity

	March 31, 2022		March 31, 2021
	Amount (#)	Amount	Amount (#)	Amount
	(Dollars in thousands)
Closed and outstanding at quarter end	58	$5,933	1,948	$234,174
Net fees accreted into interest income for the quarter	n/a	613	n/a	2,072
Unaccreted net fees remaining at quarter end	n/a	211	n/a	6,816

During 2020, Section 4013 of the CARES Act provided temporary relief from the accounting and reporting requirements for TDRs regarding certain loan modifications for our customers. Section 4013 specified that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. The provisions of Section 4013 were to expire at the earlier of 60 days after the termination of the national emergency that was previously declared on March 13, 2020 or January 1, 2022.  While the provisions of Section 4013 were in place, we assisted both our retail (mortgage and installment loans) and our commercial borrowers with accommodations that included reduced or suspended payments. Section 4013 expired on January 1, 2022 and our total remaining accommodation loans were $0.5 million and $2.3 million at March 31, 2022 and December 31, 2021, respectively. See note #4 to the Condensed Consolidated Financial Statements included within this report.

Index
A summary of our Portfolio Loans follows:

	March 31, 2022	December 31, 2021
	(In thousands)
Real estate(1)
Residential first mortgages	$890,376	$870,169
Residential home equity and other junior mortgages	125,744	128,801
Construction and land development	265,671	278,992
Other(2)	791,241	726,224
Consumer	570,702	555,696
Commercial	355,730	339,785
Agricultural	4,601	5,378
Total loans	$3,004,065	$2,905,045

(1) Includes both residential and non-residential commercial loans secured by real estate.
(2) Includes loans secured by multi-family residential and non-farm, non-residential property.

Non-performing assets (1)

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Non-accrual loans	$5,893	$5,545
Loans 90 days or more past due and still accruing interest	-	-
Subtotal	5,893	5,545
Less: Government guaranteed loans	859	435
Total non-performing loans	5,034	5,110
Other real estate and repossessed assets	438	245
Total non-performing assets	$5,472	$5,355

As a percent of Portfolio Loans
Non-performing loans	0.17%	0.18%
Allowance for credit losses	1.52	1.63
Non-performing assets to total assets	0.11	0.11
Allowance for credit losses as a percent of non-performing loans	906.38	924.70

(1)  Excludes loans classified as "troubled debt restructured" that are not past due.

Index
Troubled debt restructurings ("TDR")

	March 31, 2022
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDR's	$4,410	$30,622		$35,032
Non-performing TDR's (2)	-	875	(3)	875
Total	$4,410	$31,497		$35,907

	December 31, 2021
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDR's	$4,481	$31,589		$36,070
Non-performing TDR's (2)	-	1,016	(3)	1,016
Total	$4,481	$32,605		$37,086

(1) Retail loans include mortgage and installment loan portfolio segments.
(2) Included in non-performing assets table above.
(3) Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

Non-performing loans decreased by $0.1 million since year-end 2021, reflecting improving economic conditions and the Company’s ongoing collection efforts. Our collection and resolution efforts have generally resulted in a positive trend in non-performing loans.

Non-performing loans exclude performing loans that are classified as TDRs. Performing TDRs totaled $35.0 million, or 1.2% of total Portfolio Loans, and $36.1 million, or 1.2% of total Portfolio Loans, at March 31, 2022 and December 31, 2021, respectively. The decrease in the amount of performing TDRs in the first three months of 2022 reflects a decrease in both commercial and retail performing TDRs.

Other real estate and repossessed assets totaled $0.4 million and $0.2 million at March 31, 2022, and December 31, 2021, respectively.

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

Index
Allowance for credit losses on loans and unfunded lending commitments

	Three months ended March 31,
	2022		2021
	Loans	Unfunded Commitments	Loans	Unfunded Commitments
	(Dollars in thousands)
Balance at beginning of period	$47,252	$4,481	$35,429	$1,805
Additions (deductions)
Impact of adoption of ASC 326	-	-	11,574	1,469
Provision for credit losses	(1,573)	-	(474)	-
Initial allowance on loans purchased with credit deterioration	-	-	134	-
Recoveries credited to allowance	621	-	548	-
Loans charged against the allowance	(673)	-	(456)	-
Recoveries included in non-interest expense	-	(355)	-	(32)
Balance at end of period	$45,627	$4,126	$46,755	$3,242

Net loans charged (recovered) against the allowance to average Portfolio Loans	0.01%		(0.01)%

Allocation of the Allowance for Credit Losses

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Specific allocations	$942	$1,130
Pooled analysis allocations	32,614	33,359
Additional allocations based on subjective factors	12,071	12,763
Total	$45,627	$47,252

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

Index
The ACL decreased $1.6 million to $45.6 million at March 31, 2022 from $47.3 million at December 31, 2021 and was equal to 1.52% and 1.63% of total Portfolio Loans at March 31, 2022 and December 31, 2021, respectively.

All three components of the ACL outlined above decreased since December 31, 2021. The ACL related to specific loans decreased $0.2 million due primarily to a $1.1 million decrease in the amount of such loans. The ACL related to subjective factors decreased $0.7 million due primarily to lower reserve allocations reflecting a decrease in risk related to the COVID-19 pandemic that was partially offset by loan growth during the first quarter of 2022. The ACL related to pooled analysis of loans decreased $0.7 million due primarily to an improved loan risk rating mix in the first quarter of 2022 that was partially offset by loan growth.

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

Deposits totaled $4.21 billion and $4.12 billion at March 31, 2022 and December 31, 2021, respectively. The increase in deposits is primarily due to growth in savings and interest bearing checking deposits and reciprocal deposits that were partially offset by a decline in non-interest bearing deposits and time deposits.   Reciprocal deposits totaled $605.3 million and $586.6 million at March 31, 2022 and December 31, 2021, respectively. These deposits represent demand, money market and time deposits from our customers that have been placed through IntraFi Network. This service allows our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum. The continued increase in reciprocal deposits is due in part to sales efforts of our treasury management team.

We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be susceptible to outflow. At March 31, 2022, we had approximately $1.04 billion of uninsured deposits. A reduction in core deposits would likely increase our need to rely on wholesale funding sources.

We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

Other borrowings, comprised primarily of advances from the FHLB, totaled $30.0 million at both March 31, 2022 and December 31, 2021.

Index
As described above, we have utilized wholesale funding, including federal funds purchased, FHLB and FRB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At March 31, 2022, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $638.3 million, or 15.1% of total funding (deposits and all borrowings, excluding subordinated debt and debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all. Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.

We historically employed derivative financial instruments to manage our exposure to changes in interest rates. During the first three months of 2022 and 2021, we entered into $11.2 million and $7.6 million (aggregate notional amounts), respectively, of interest rate swaps with commercial loan customers, which were offset with interest rate swaps that the Bank entered into with a broker-dealer. We recorded $0.15 million and $0.09 million of fee income related to these transactions during the first three months of 2022 and 2021, respectively. See note #6 to the Condensed Consolidated Financial Statements included within this report for more information on our derivative financial instruments.

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

At March 31, 2022, we had $253.0 million of time deposits that mature in the next 12 months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $3.87 billion of our deposits at March 31, 2022, were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.

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

We also believe that the available cash on hand at the parent company (including time deposits) of approximately $47.4 million as of March 31, 2022 provides sufficient liquidity resources at the parent company to meet operating expenses, to make interest payments on the subordinated debt and debentures, and, along with dividends from the Bank, to pay projected cash dividends on our common stock.

Effective management of capital resources is critical to our mission to create value for our shareholders. In addition to common stock, our capital structure also currently includes subordinated debt and cumulative trust preferred securities.

Capitalization

	March 31, 2022	December 31, 2021
	(In thousands)
Subordinated debt	$39,376	$39,357
Subordinated debentures	39,609	39,592
Amount not qualifying as regulatory capital	(600)	(581)
Amount qualifying as regulatory capital	78,385	78,368
Shareholders’ equity
Common stock	321,981	323,401
Retained earnings	87,882	74,582
Accumulated other comprehensive income (loss)	(54,414)	501
Total shareholders’ equity	355,449	398,484
Total capitalization	$433,834	$476,852

In May 2020, we issued $40.0 million of fixed to floating subordinated notes with a ten year maturity and a five year call option. The initial coupon rate is 5.95% fixed for five years and then floats at the Secured Overnight Financing Rate (“SOFR”) plus 5.825%. These notes are presented in the Condensed Consolidated Statement of Financial Condition under the caption “Subordinated debt” and the March 31, 2022 balance of $39.4 million is net of remaining unamortized deferred issuance costs of approximately $0.6 million that are being amortized through the maturity date into interest expense on other borrowings and subordinated debt and debentures in our Condensed Consolidated Statements of Operations.

Index
We currently have four special purpose entities with $39.6 million of outstanding cumulative trust preferred securities as of March 31, 2022. These special purpose entities issued common securities and provided cash to our parent company that in turn issued subordinated debentures to these special purpose entities equal to the trust preferred securities and common securities. The subordinated debentures represent the sole asset of the special purpose entities. The common securities and subordinated debentures are included in our Condensed Consolidated Statements of Financial Condition.

The FRB has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at March 31, 2022 and December 31, 2021.

Common shareholders’ equity decreased to $355.4 million at March 31, 2022, from $398.5 million at December 31, 2021. The decrease is primarily due to a $54.9 million decline in accumulated other comprehensive income (loss) related to unrealized losses on securities available for sale, share repurchases and cash dividend payments that was partially offset by net income.  Our tangible common equity (“TCE”) totaled $324.0 million and $366.8 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 6.85% and 7.85% at March 31, 2022, and December 31, 2021, respectively. TCE and the ratio of TCE to tangible assets are non-GAAP measures. TCE represents total common equity less goodwill and other intangible assets.

In December 2021, our Board of Directors authorized a 2022 share repurchase plan. Under the terms of the 2022 share repurchase plan, we are authorized to buy back up to 1,100,000, or approximately 5% of our outstanding common stock. During the first three months of 2022, the Company repurchased 59,002 shares at a weighted average purchase price of $23.46 per share.

We pay a quarterly cash dividend on our common stock. These dividends totaled $0.22 per share and $0.21 per share in the first three months of 2022 and 2021, respectively. We generally favor a dividend payout ratio between 30% and 50% of net income.

As of March 31, 2022 and December 31, 2021, our Bank (and holding company) continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards (also see note #10 to the Condensed Consolidated Financial Statements included within this report).

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

Index
We employ simulation analyses to monitor our interest-rate risk profile and evaluate potential changes in our net interest income and market value of portfolio equity that result from changes in interest rates. The purpose of these simulations is to identify sources of interest-rate risk. The simulations do not anticipate any actions that we might initiate in response to changes in interest rates and, accordingly, the simulations do not provide a reliable forecast of anticipated results. The simulations are predicated on immediate, permanent and parallel shifts in interest rates and generally assume that current loan and deposit pricing relationships remain constant. The simulations further incorporate assumptions relating to changes in customer behavior, including changes in prepayment rates on certain assets and liabilities. During 2022, our interest rate risk profile as measured by our short term earnings simulation has not changed significantly while our longer term interest rate risk measure based on changes in economic value indicates modest exposure to rising rates. The shift is primarily due to an increase in asset duration. The increase in asset duration is attributed to growth in portfolio mortgage loans. However, we are carefully monitoring this change in the composition of our earning assets and the impact of potential future changes in interest rates on our changes in market value of portfolio equity and changes in net interest income. As a result, we may add some longer-term borrowings, may utilize derivatives (interest rate swaps and interest rate caps) to manage interest rate risk and may continue to sell some fixed rate jumbo and other portfolio mortgage loans in the future.

CHANGES IN MARKET VALUE OF PORTFOLIO EQUITY AND NET INTEREST INCOME

Change in Interest Rates	Market Value of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change
	(Dollars in thousands)
March 31, 2022
200 basis point rise	$511,800	(10.51)%	$147,500	3.51%
100 basis point rise	550,800	(3.69)	146,100	2.53
Base-rate scenario	571,900	-	142,500	-
100 basis point decline	543,100	(5.04)	136,400	(4.28)

December 31, 2021
200 basis point rise	$514,200	(5.86)%	$137,800	3.30%
100 basis point rise	550,900	0.86	136,800	2.55
Base-rate scenario	546,200	-	133,400	-
100 basis point decline	473,000	(13.40)	126,700	(5.02)

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

Critical Accounting Policies

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the ACL and capitalized mortgage loan servicing rights are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those that we have used could result in material changes in our consolidated financial position or results of operations. There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Index
Item 3.

Quantitative and Qualitative Disclosures about Market Risk

See applicable disclosures set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 under the caption “Asset/liability management.”

Item 4.

Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended March 31, 2022, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of the Company's common stock in lieu of fees otherwise payable to the director for his or her service as a director.  A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board.  Pursuant to this Plan, during the first quarter of 2022, the Company issued 345 shares of common stock to non-employee directors on a current basis and 3,630 shares of common stock to the trust for distribution to directors on a deferred basis.  These shares were issued on January 1, 2022 representing aggregate fees of $0.09 million. The shares on a current basis were issued at a price of $23.87 per share and the shares on a deferred basis were issued at a price of $21.48 per share, representing 90% of the fair value of the shares on the credit date.   The price per share was the consolidated closing bid price per share of the Company's common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules.  The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

The following table shows certain information relating to repurchases of common stock for the three-months ended March 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
January 2022	22,482	$24.58	-	1,100,000
February 2022	68,468	24.09	22,400	1,077,600
March 2022	37,871	23.11	36,602	1,040,998
Total	128,821	$23.89	59,002	1,040,998

(1)
January, February and March include 22,482 shares, 614 shares and 1,269 shares, respectively, withheld from the shares that would otherwise have been issued to certain officers in order to satisfy tax withholding obligations resulting from the vesting of restricted stock and performance share units as well as satisfy tax withholding obligations and stock option exercise price resulting from the exercise of stock options. February also includes 45,454 shares of our common stock purchased in the open market by the Independent Bank Corporation Employee Stock Ownership Trust as part of our employee stock ownership plan.

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

Date	May 5, 2022	By	/s/ Gavin A. Mohr
Gavin A. Mohr, Principal Financial Officer

Date	May 5, 2022	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer