Form 10-Q
period 2022-06-30
INDEPENDENT BANK CORP /MI/
filed 2022-08-05
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2022

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
YES ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, no par value, 21,055,754 as of August 4, 2022.

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

Index
Part I - Item 1.	INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	June 30, 2022	December 31, 2021
	(Unaudited)
	(In thousands, except share amounts)
Assets
Cash and due from banks	$56,516	$51,069
Interest bearing deposits	2,970	58,404
Cash and Cash Equivalents	59,486	109,473
Securities available for sale	859,704	1,412,830
Securities held to maturity (fair value of $359,701 at June 30, 2022 and zero at December 31, 2021)	381,608	-
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	17,653	18,427
Loans held for sale, carried at fair value	31,400	55,470
Loans held for sale, carried at lower of cost or fair value	-	34,811
Loans
Commercial	1,329,198	1,203,581
Mortgage	1,284,169	1,139,659
Installment	645,483	561,805
Total Loans	3,258,850	2,905,045
Allowance for credit losses	(47,883)	(47,252)
Net Loans	3,210,967	2,857,793
Other real estate and repossessed assets, net	508	245
Property and equipment, net	36,148	36,404
Bank-owned life insurance	55,088	55,279
Capitalized mortgage loan servicing rights, carried at fair value	39,477	26,232
Other intangibles	2,871	3,336
Goodwill	28,300	28,300
Accrued income and other assets	102,999	66,140
Total Assets	$4,826,209	$4,704,740

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$1,357,824	$1,321,601
Savings and interest-bearing checking	1,961,124	1,897,487
Reciprocal	615,204	586,626
Time	316,425	308,438
Brokered time	39,997	2,938
Total Deposits	4,290,574	4,117,090
Other borrowings	25,507	30,009
Subordinated debt	39,395	39,357
Subordinated debentures	39,626	39,592
Accrued expenses and other liabilities	99,973	80,208
Total Liabilities	4,495,075	4,306,256
Commitments and contingent liabilities
Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized; none issued or outstanding	-	-
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 21,049,218 shares at June 30, 2022 and 21,171,036 shares at December 31, 2021	319,885	323,401
Retained earnings	96,252	74,582
Accumulated other comprehensive income (loss)	(85,003)	501
Total Shareholders’ Equity	331,134	398,484
Total Liabilities and Shareholders’ Equity	$4,826,209	$4,704,740

See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
	(In thousands, except per share amounts)
Interest Income
Interest and fees on loans	$31,454	$28,091	$59,872	$56,196
Interest on securities
Taxable	4,950	3,656	9,502	6,452
Tax-exempt	1,746	1,544	3,300	2,928
Other investments	214	208	431	425
Total Interest Income	38,364	33,499	73,105	66,001
Interest Expense
Deposits	1,216	1,142	1,983	2,398
Other borrowings and subordinated debt and debentures	1,087	964	2,060	1,926
Total Interest Expense	2,303	2,106	4,043	4,324
Net Interest Income	36,061	31,393	69,062	61,677
Provision for credit losses	2,379	(1,425)	806	(1,899)
Net Interest Income After Provision for Credit Losses	33,682	32,818	68,256	63,576
Non-interest Income
Interchange income	3,422	3,453	6,504	6,502
Service charges on deposit accounts	3,096	2,318	6,053	4,234
Net gains (losses) on assets
Mortgage loans	1,253	9,091	2,088	21,919
Securities available for sale	(345)	-	(275)	1,416
Mortgage loan servicing, net	4,162	(1,962)	13,803	3,205
Other	3,044	1,871	5,407	3,901
Total Non-interest Income	14,632	14,771	33,580	41,177
Non-interest Expense
Compensation and employee benefits	19,882	19,883	40,012	38,405
Data processing	2,644	2,576	4,860	4,950
Occupancy, net	2,077	2,153	4,620	4,496
Interchange expense	1,262	1,201	2,273	2,149
Furniture, fixtures and equipment	1,042	1,034	2,087	2,037
Communications	762	777	1,519	1,658
Advertising	560	164	1,240	653
Loan and collection	647	859	1,206	1,618
FDIC deposit insurance	457	307	979	637
Legal and professional	479	522	972	1,021
Costs (recoveries) related to unfunded lending commitments	649	26	294	(6)
Conversion related expense	6	1,143	50	1,361
Other	1,967	1,891	3,772	3,578
Total Non-interest Expense	32,434	32,536	63,884	62,557
Income Before Income Tax	15,880	15,053	37,952	42,196
Income tax expense	2,879	2,665	6,984	7,771
Net Income	$13,001	$12,388	$30,968	$34,425
Net Income Per Common Share
Basic	$0.62	$0.57	$1.47	$1.58
Diluted	$0.61	$0.56	$1.45	$1.56

See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(Unaudited - In thousands)

Net income	$13,001	$12,388	$30,968	$34,425
Other comprehensive income (loss)
Securities available for sale
Unrealized gains (losses) arising during period	(13,916)	5,162	(83,358)	(619)
Net unrealized loss at time of transfer on securities available for sale transferred to held to maturity	(26,479)	-	(26,479)	-
Accretion of net unrealized losses on securities transferred to held to maturity	1,328	-	1,328	-
Reclassification adjustments for (gains) losses included in earnings	345	-	275	(1,416)
Unrealized gains (losses) recognized in other comprehensive income (loss) on securities available for sale	(38,722)	5,162	(108,234)	(2,035)
Income tax expense (benefit)	(8,133)	1,084	(22,730)	(427)
Unrealized gains (losses) recognized in other comprehensive income (loss) on securities available for sale, net of tax	(30,589)	4,078	(85,504)	(1,608)
Other comprehensive income (loss)	(30,589)	4,078	(85,504)	(1,608)
Comprehensive income (loss)	$(17,588)	$16,466	$(54,536)	$32,817

See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2022	2021
	(Unaudited - In thousands)
Net Income	$30,968	$34,425
Adjustments to Reconcile Net Income to Net Cash From Operating Activities
Proceeds from sales of loans held for sale	334,838	708,526
Disbursements for loans held for sale	(309,085)	(653,925)
Provision for credit losses	806	(1,899)
Deferred income tax expense (benefit)	2,680	(251)
Net deferred loan costs	(4,868)	(345)
Net depreciation, amortization of intangible assets and premiums and accretion of discounts on securities and loans	5,734	6,279
Net gains on mortgage loans	(2,088)	(21,919)
Net (gains) losses on securities available for sale	275	(1,416)
Share based compensation	1,054	947
Increase in accrued income and other assets	(10,110)	(9,205)
Increase in accrued expenses and other liabilities	10,921	5,381
Total Adjustments	30,157	32,173
Net Cash From Operating Activities	61,125	66,598
Cash Flow Used in Investing Activities
Proceeds from the sale of securities available for sale	70,523	81,178
Proceeds from maturities, prepayments and calls of securities available for sale	105,288	222,767
Proceeds from maturities, prepayments and calls of securities held to maturity	10,906	-
Purchases of securities available for sale	(137,550)	(546,621)
Proceeds from the redemption of Federal Home Loan Bank stock	774	-
Net increase in portfolio loans (loans originated, net of principal payments)	(347,921)	(79,241)
Proceeds from the sale of portfolio loans	33,755	-
Proceeds from bank-owned life insurance	433	-
Proceeds from the sale of other real estate and repossessed assets	532	854
Capital expenditures	(2,966)	(3,081)
Net Cash Used in Investing Activities	(266,226)	(324,144)
Cash Flow From Financing Activities
Net increase in total deposits	173,484	225,111
Net increase (decrease) in other borrowings	498	(7)
Proceeds from Federal Home Loan Bank Advances	35,000	-
Payments of Federal Home Loan Bank Advances	(40,000)	-
Dividends paid	(9,298)	(9,166)
Proceeds from issuance of common stock	32	49
Repurchase of common stock	(4,010)	(7,285)
Share based compensation withholding obligation	(592)	(607)
Net Cash From Financing Activities	155,114	208,095
Net Decrease in Cash and Cash Equivalents	(49,987)	(49,451)
Cash and Cash Equivalents at Beginning of Period	109,473	118,705
Cash and Cash Equivalents at End of Period	$59,486	$69,254
Cash paid during the period for
Interest	$3,950	$4,393
Income taxes	3,940	8,659
Transfers to other real estate and repossessed assets	599	210
Transfer of securities available for sale to held to maturity	391,618	-
Right of use assets obtained in exchange for lease obligations	264	-
Purchase of securities available for sale not yet settled	-	23,825

See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(Dollars in thousands, except per share amounts)
Balances at April 1, 2022	$321,981	$87,882	$(54,414)	$355,449
Net income, three months ended June 30, 2022	-	13,001	-	13,001
Cash dividends declared, $0.22 per share	-	(4,631)	-	(4,631)
Repurchase of 122,584 shares of common stock	(2,626)	-	-	(2,626)
Issuance of 6,532 shares of common stock	19	-	-	19
Share based compensation (issuance of zero shares of common stock)	543	-	-	543
Share based compensation withholding obligation (withholding of 1,853 shares of common stock)	(32)	-	-	(32)
Other comprehensive loss	-	-	(30,589)	(30,589)
Balances at June 30, 2022	$319,885	$96,252	$(85,003)	$331,134

Balances at April 1, 2021	$335,704	$47,287	$4,338	$387,329
Net income, three months ended June 30, 2021	-	12,388	-	12,388
Cash dividends declared, $0.21 per share	-	(4,574)	-	(4,574)
Repurchase of 163,338 shares of common stock	(3,684)	-	-	(3,684)
Issuance of 18,400 shares of common stock	30	-	-	30
Share based compensation (issuance of 8,871 shares of common stock)	505	-	-	505
Share based compensation withholding obligation (withholding of 4,755 shares of common stock)	(98)	-	-	(98)
Other comprehensive income	-	-	4,078	4,078
Balances at June 30, 2021	$332,457	$55,101	$8,416	$395,974

Balances at January 1, 2022	$323,401	$74,582	$501	$398,484
Net income, six months ended June 30, 2022	-	30,968	-	30,968
Cash dividends declared, $0.44 per share	-	(9,298)	-	(9,298)
Repurchase of 181,586 shares of common stock	(4,010)	-	-	(4,010)
Issuance of 21,632 shares of common stock	32	-	-	32
Share based compensation (issuance of 64,354 shares of common stock)	1,054	-	-	1,054
Share based compensation withholding obligation (withholding of 26,218 shares of common stock)	(592)	-	-	(592)
Other comprehensive loss	-	-	(85,504)	(85,504)
Balances at June 30, 2022	$319,885	$96,252	$(85,003)	$331,134

Balances at January 1, 2021	$339,353	$40,145	$10,024	$389,522
Adoption of ASU 2016-13	-	(10,303)	-	(10,303)
Balances at January 1, 2021, as adjusted	339,353	29,842	10,024	379,219
Net income, six months ended June 30, 2021	-	34,425	-	34,425
Cash dividends declared, $0.42 per share	-	(9,166)	-	(9,166)
Repurchase of 344,005 shares of common stock	(7,285)	-	-	(7,285)
Issuance of 37,450 shares of common stock	49	-	-	49
Share based compensation (issuance of 117,946 shares of common stock)	947	-	-	947
Share based compensation withholding obligation (withholding of 32,279 shares of common stock)	(607)	-	-	(607)
Other comprehensive income	-	-	(1,608)	(1,608)
Balances at June 30, 2021	$332,457	$55,101	$8,416	$395,974

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

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of June 30, 2022 and December 31, 2021, and the results of operations for the three and six-month periods ended June 30, 2022 and 2021.  The results of operations for the three and six-month periods ended June 30, 2022, are not necessarily indicative of the results to be expected for the full year.  Certain reclassifications have been made in the prior period condensed consolidated financial statements to conform to the current period presentation.  Our critical accounting policies include the determination of the allowance for credit losses (“ACL”) and the valuation of capitalized mortgage loan servicing rights.  Refer to our 2021 Annual Report on Form 10-K for a disclosure of our accounting policies.

2.	New Accounting Standards

In March, 2022, the FASB issued ASU 2022-01, “Derivative and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method”. This ASU expands the current “last-of-layer” hedge method to allow multiple hedged layers of a single closed portfolio as well as to include non prepayable financial assets.  This ASU also provides additional guidance on the accounting for and disclosure of certain hedge basis adjustments and specifies how hedge basis adjustments should be considered when determining credit losses for assets included in a closed portfolio.  This ASU is required in reporting periods beginning after December. 15, 2022, with early adoption permitted. We early adopted this ASU in the second quarter of 2022 with no material impact to our Condensed Consolidated Financial Statements.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

In March, 2022, the FASB issued ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures”. This ASU eliminates the troubled debt restructuring (“TDR”) accounting model for creditors that have already adopted Topic 326, which is commonly referred to as the current expected credit loss (“CECL”) model. In lieu of the TDR accounting model, creditors now will apply the general loan modification guidance in Subtopic 310-20 to all loan modifications, including modifications made for borrowers experiencing financial difficulty. Under the general loan modification guidance, a modification is treated as a new loan only if the terms of the new loan are at least as favorable to the lender as the terms for comparable loans to other customers with similar collection risks, and modifications to the terms of the original loan are more than minor. If either condition is not met, the modification is accounted for as the continuation of the old loan with any effect of the modification treated as a prospective adjustment to the loan’s effective interest rate. In addition, this ASU requires the disclosure of gross charge-offs recorded in the current period for financing receivables by origination year. For entities that have adopted Topic 326, ASU 2022-02 takes effect in reporting periods beginning after December 15, 2022, with early adoption permitted. We are currently assessing the impact of this ASU on our Condensed Consolidated Financial Statements.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
3.	Securities

Securities available for sale (“AFS”) consist of the following:

	Amortized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
June 30, 2022
U.S. agency	$14,549	$23	$581	$13,991
U.S. agency residential mortgage-backed	108,141	35	7,487	100,689
U.S. agency commercial mortgage-backed	16,873	-	1,282	15,591
Private label mortgage-backed	106,549	256	6,966	99,839
Other asset backed	240,479	3	6,247	234,235
Obligations of states and political subdivisions	358,103	42	45,230	312,915
Corporate	88,644	50	7,685	81,009
Trust preferred	977	-	41	936
Foreign government	500	-	1	499
Total	$934,815	$409	$75,520	$859,704

December 31, 2021
U.S. agency	$34,634	$152	$112	$34,674
U.S. agency residential mortgage-backed	309,907	1,952	3,874	307,985
U.S. agency commercial mortgage-backed	23,066	84	224	22,926
Private label mortgage-backed	102,480	807	672	102,615
Other asset backed	215,235	1,204	269	216,170
Obligations of states and political subdivisions	568,355	9,942	2,221	576,076
Corporate	148,707	2,446	1,194	149,959
Trust preferred	1,975	-	56	1,919
Foreign government	499	7	-	506
Total	$1,404,858	$16,594	$8,622	$1,412,830

Securities held to maturity (“HTM”) consist of the following:

		Transferred
	Carrying	Unrealized		Amortized	Unrealized
	Value	Loss (1)	ACL	Cost	Gains	Losses	Fair Value
				(In thousands)
June 30, 2022
U.S. agency	$28,432	$1,959	$-	$30,391	$-	$3,533	$26,858
U.S. agency residential mortgage-backed	123,483	11,556	-	135,039	1	19,271	115,769
U.S. agency commercial mortgage-backed	5,071	273	-	5,344	-	432	4,912
Private label mortgage-backed	7,211	473	2	7,686	-	796	6,890
Obligations of states and political subdivisions	168,189	9,542	30	177,761	38	20,166	157,633
Corporate	48,283	1,292	121	49,696	12	3,058	46,650
Trust preferred	939	56	5	1,000	-	11	989
Total	$381,608	$25,151	$158	$406,917	$51	$47,267	$359,701

(1)	Represents the remaining unrealized loss to be accreted on securities that were transferred from AFS to HTM on April 1, 2022.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
On April 1, 2022, we transferred certain securities AFS with an amortized cost and unrealized loss at the date of transfer of $418.1 million and $26.5 million, respectively to HTM. The transfer was made at fair value, with the unrealized loss becoming part of the purchase discount which will be accreted over the remaining life of the securities. The other comprehensive loss component is separated from the remaining available for sale securities and is accreted over the remaining life of the securities transferred. We have the ability and intent to hold these securities until they mature, at which time we expect to receive full value for these securities.

Gross unrealized losses and fair values for securities available for sale aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2022
U.S. agency	$11,436	$580	$864	$1	$12,300	$581
U.S. agency residential mortgage-backed	78,099	6,344	18,542	1,143	96,641	7,487
U.S. agency commercial mortgage-backed	15,156	1,234	435	48	15,591	1,282
Private label mortgage-backed	97,269	6,863	1,950	103	99,219	6,966
Other asset backed	231,837	6,213	1,432	34	233,269	6,247
Obligations of states and political subdivisions	277,070	39,550	28,336	5,680	305,406	45,230
Corporate	74,016	7,368	1,711	317	75,727	7,685
Trust preferred	-	-	936	41	936	41
Foreign government	499	1	-	-	499	1
Total	$785,382	$68,153	$54,206	$7,367	$839,588	$75,520

December 31, 2021
U.S. agency	$11,986	$109	$1,286	$3	$13,272	$112
U.S. agency residential mortgage-backed	171,398	3,555	19,024	319	190,422	3,874
U.S. agency commercial mortgage-backed	19,900	224	-	-	19,900	224
Private label mortgage-backed	64,408	640	2,180	32	66,588	672
Other asset backed	86,581	248	978	21	87,559	269
Obligations of states and political subdivisions	178,484	2,151	7,093	70	185,577	2,221
Corporate	75,166	1,150	1,050	44	76,216	1,194
Trust preferred	-	-	1,919	56	1,919	56
Total	$607,923	$8,077	$33,530	$545	$641,453	$8,622

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Securities AFS in unrealized loss positions are evaluated quarterly for impairment related to credit losses. For securities AFS in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities AFS that do not meet this criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, adverse conditions specifically related to the security and the issuer and the impact of changes in market interest rates on the market value of the security, among other factors.  If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss), net of applicable taxes. No ACL for securities AFS was needed at June 30, 2022.  Accrued interest receivable on securities AFS totaled $4.5 million and $6.0 million at June 30, 2022 and December 31, 2021, respectively, and is excluded from the estimate of credit losses and is included in accrued income and other assets in the Condensed Consolidated Statements of Financial Condition.

U.S. agency, U.S. agency residential mortgage-backed and U.S. agency commercial mortgage-backed securities — at June 30, 2022, we had 27 U.S. agency, 162 U.S. agency residential mortgage-backed and 16 U.S. agency commercial mortgage-backed securities whose fair value is less than amortized cost. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses.  The unrealized losses are largely attributed to widening spreads to Treasury bonds and/or an increase in interest rates since acquisition.

Private label mortgage backed, other asset backed, corporate and foreign securities — at June 30, 2022, we had 96 private label mortgage backed, 145 other asset backed,  81 corporate and one foreign securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and/or an increase in interest rates since acquisition.

Obligations of states and political subdivisions — at June 30, 2022, we had 339 municipal securities whose fair value is less than amortized cost. The unrealized losses are primarily due to an increase in interest rates since acquisition.

Trust preferred securities — at June 30, 2022, we had one trust preferred security whose fair value is less than amortized cost. This trust preferred security is a single issue security issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities has suffered from credit spread widening. This security is rated by a major rating agency as investment grade.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
At June 30, 2022 management does not intend to liquidate any of the securities discussed above and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses.

We recorded no credit related charges in our Condensed Consolidated Statements of Operations related to securities AFS during the three and six month periods ended June 30, 2022 and 2021, respectively.

The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of securities HTM to present the net amount expected to be collected. Securities HTM are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in our Condensed Consolidated Statements of Operations in provision for credit loss. We measure expected credit losses on securities HTM on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Accrued interest receivable on securities HTM totaled $1.7 million at June 30, 2022, and is excluded from the estimate of credit losses and is included in accrued income and other assets in the Condensed Consolidated Statements of Financial Condition. With regard to U.S. Government-sponsored agency and mortgage-backed securities (residential and commercial), all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to obligations of states and political subdivisions, private label-mortgage-backed, corporate and trust preferred securities HTM, we consider (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in our portfolio have been insignificant. Furthermore, as of June 30, 2022, there were no past due principal and interest payments associated with these securities. An allowance for credit losses of $158,000 was recorded on non U.S. agency securities HTM based on applying the long-term historical credit loss rate, as published by Moody’s, for similarly rated securities.

On a quarterly basis, we monitor the credit quality of securities HTM through the use of credit ratings. The carrying value of securities HTM at June 30, 2022, aggregated by credit quality follow:

	Private Label Mortgage- Backed	Obligations of States and Political Subdivisions	Corporate	Trust Preferred	Carrying Value Total
	(In thousands)
Credit rating:
AAA	$7,211	$34,598	$-	$-	$41,809
AA	-	109,674	-	-	109,674
A	-	5,197	6,884	-	12,081
BBB	-	1,174	38,515	-	39,689
Non-rated	-	17,546	2,884	939	21,369
Total	$7,211	$168,189	$48,283	$939	$224,622

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
An analysis of the allowance for credit losses by security HTM type follows:

	Private Label Mortgage- Backed	Obligations of States and Political Subdivisions	Corporate	Trust Preferred	Total
(In thousands)
Three months ended June 30, 2022
Balance at beginning of period	$-	$-	$-	$-	$-
Additions (deductions)					-
Provision for credit losses	2	30	121	5	158
Recoveries credited to the allowance	-	-	-	-	-
Securities HTM charged against the allowance	-	-	-	-	-
Balance at end of period	$2	$30	$121	$5	$158

Six months ended June 30, 2022
Balance at beginning of period	$-	$-	$-	$-	$-
Additions (deductions)					-
Provision for credit losses	2	30	121	5	158
Recoveries credited to the allowance	-	-	-	-	-
Securities HTM charged against the allowance	-	-	-	-	-
Balance at end of period	$2	$30	$121	$5	$158

The amortized cost and fair value of securities AFS and securities HTM at June 30, 2022, by contractual maturity, follow:

	Securities AFS		Securities HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturing within one year	$10,083	$10,109	$4,247	$4,241
Maturing after one year but within five years	100,901	94,331	41,546	39,085
Maturing after five years but within ten years	134,151	118,515	119,016	108,172
Maturing after ten years	217,638	186,395	94,039	80,632
	462,773	409,350	258,848	232,130
U.S. agency residential mortgage-backed	108,141	100,689	135,039	115,769
U.S. agency commercial mortgage-backed	16,873	15,591	5,344	4,912
Private label mortgage-backed	106,549	99,839	7,686	6,890
Other asset backed	240,479	234,235	-	-
Total	$934,815	$859,704	$406,917	$359,701

The actual maturity may differ from the contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Gains and losses realized on the sale of securities AFS are determined using the specific identification method and are recognized on a trade-date basis.  A summary of proceeds from the sale of securities AFS and gains and losses for the six month periods ending June 30, follows:

		Realized
	Proceeds	Gains	Losses
	(In thousands)
2022	$70,523	$164	$439
2021	81,178	1,466	50

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4.	Loans

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

The second ACL element (pooled analysis) includes loans with similar risk characteristics, which are broken down by segment, class, and risk metric. The Bank’s primary segments of commercial, mortgage, and installment loans are further classified by other relevant attributes, such as collateral type, lien position, occupancy status, amortization method, troubled debt restructuring (“TDR”) status and balance size. Commercial classes are additionally segmented by risk rating, and mortgage and installment loan classes by credit score tier, which are updated at least semi-annually.

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

The third ACL element (additional allocations based on subjective factors) is based on factors that cannot be associated with a specific credit or loan category and reflects our attempt to ensure that the overall ACL appropriately reflects a margin for the imprecision necessarily inherent in the estimates of expected credit losses. We adjust our quantitative model for certain qualitative factors to reflect the extent to which management expects current conditions and R&S forecasts to differ from the conditions that existed for the period over which historical information was evaluated. The qualitative framework reflects changes related to relevant data, such as changes in asset quality trends, portfolio growth and composition, national and local economic factors, credit policy and administration and other factors not considered in the base quantitative model. We utilize a survey completed by business unit management throughout the Bank, as well as discussion with the CECL Forecast Committee to establish reserves under the qualitative framework. The current period’s ACL further recognizes inherent risk related to the ongoing COVID-19 pandemic; specifically to commercial loans in high risk industries and mortgage and installment borrowers with occupations in those high risk industries. Identified high risk industries include: food service, hospitality, entertainment, retail, investment real estate, assisted living, and non-owner occupied office.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
An analysis of the allowance for credit losses by portfolio segment for the three months ended June 30, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2022
Balance at beginning of period	$10,744	$19,208	$3,604	$12,071	$45,627
Additions (deductions)
Provision for credit losses	164	1,046	791	220	2,221
Recoveries credited to the allowance	151	97	405	-	653
Loans charged against the allowance	-	(38)	(580)	-	(618)
Balance at end of period	$11,059	$20,313	$4,220	$12,291	$47,883

2021
Balance at beginning of period	$9,530	$18,448	$3,979	$14,798	$46,755
Additions (deductions)
Provision for credit losses	(946)	340	(219)	(600)	(1,425)
Recoveries credited to the allowance	510	169	207	-	886
Loans charged against the allowance	-	(24)	(266)	-	(290)
Balance at end of period	$9,094	$18,933	$3,701	$14,198	$45,926

An analysis of the allowance for credit losses by portfolio segment for the six months ended June 30, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2022
Balance at beginning of period	$11,519	$19,221	$3,749	$12,763	$47,252
Additions (deductions)
Provision for credit losses	(688)	868	940	(472)	648
Recoveries credited to the allowance	228	268	778	-	1,274
Loans charged against the allowance	-	(44)	(1,247)	-	(1,291)
Balance at end of period	$11,059	$20,313	$4,220	$12,291	$47,883

2021
Balance at beginning of period	$7,401	$6,998	$1,112	$19,918	$35,429
Additions (deductions)
Impact of adoption of ASC 326	2,551	12,000	3,052	(6,029)	11,574
Provision for credit losses	(1,622)	(280)	(306)	309	(1,899)
Initial allowance on loans purchased with credit deterioration	95	18	21	-	134
Recoveries credited to the allowance	669	381	384	-	1,434
Loans charged against the allowance	-	(184)	(562)	-	(746)
Balance at end of period	$9,094	$18,933	$3,701	$14,198	$45,926

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	Non- Accrual	Non- Accrual
	with no Allowance for Credit Loss	with an Allowance for Credit Loss	Total Non- Accrual	90+ and Still Accruing	Total Non- Performing Loans
June 30, 2022			(In thousands)
Commercial
Commercial and industrial (1)	$-	$14	$14	$-	$14
Commercial real estate	-	-	-	-	-
Mortgage
1-4 family owner occupied - jumbo	-	695	695	-	695
1-4 family owner occupied - non-jumbo (2)	617	1,086	1,703	-	1,703
1-4 family non-owner occupied	159	449	608	-	608
1-4 family - 2nd lien	-	573	573	-	573
Resort lending	118	59	177	-	177
Installment
Boat lending	-	235	235	-	235
Recreational vehicle lending	-	187	187	-	187
Other	-	307	307	-	307
Total	$894	$3,605	$4,499	$-	$4,499

Accrued interest excluded from total	$-	$-	$-	$-	$-

December 31, 2021
Commercial
Commercial and industrial (1)	$-	$15	$15	$-	$15
Commercial real estate	-	-	-	-	-
Mortgage
1-4 family owner occupied - jumbo	607	-	607	-	607
1-4 family owner occupied - non-jumbo (2)	137	1,815	1,952	-	1,952
1-4 family non-owner occupied	275	592	867	-	867
1-4 family - 2nd lien	182	681	863	-	863
Resort lending	118	119	237	-	237
Installment
Boat lending	-	210	210	-	210
Recreational vehicle lending	-	177	177	-	177
Other	-	182	182	-	182
Total	$1,319	$3,791	$5,110	$-	$5,110

Accrued interest excluded from total	$-	$-	$-	$-	$-

(1)	Non-performing commercial and industrial loans exclude $0.042 million and $0.047 million of government guaranteed loans at June 30, 2022 and December 31, 2021, respectively.
(2)	Non-performing 1-4 family owner occupied – non jumbo loans exclude $1.318 million and $0.388 million of government guaranteed loans at June 30, 2022 and December 31, 2021, respectively.

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

The amortized cost of collateral-dependent loans by class follows:

	Collateral Type		Allowance
	Real Estate	Other	for Credit Losses
	(In thousands)
June 30, 2022
Commercial
Commercial and industrial	$67	$207	$43
Commercial real estate	72	-	16
Mortgage
1-4 family owner occupied - jumbo	-	-	-
1-4 family owner occupied - non-jumbo	1,203	-	209
1-4 family non-owner occupied	170	-	4
1-4 family - 2nd lien	97	-	35
Resort lending	156	-	14
Installment
Boat lending	-	102	36
Recreational vehicle lending	-	51	18
Other	38	118	55
Total	$1,803	$478	$430

Accrued interest excluded from total	$-	$-

December 31, 2021
Commercial
Commercial and industrial	$80	$245	$51
Commercial real estate	84	-	19
Mortgage
1-4 family owner occupied - jumbo	607	-	-
1-4 family owner occupied - non-jumbo	940	-	286
1-4 family non-owner occupied	477	-	72
1-4 family - 2nd lien	370	-	67
Resort lending	237	-	42
Installment
Boat lending	-	80	29
Recreational vehicle lending	-	121	44
Other	-	70	25
Total	$2,795	$516	$635

Accrued interest excluded from total	$-	$1

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
An aging analysis of loans by class follows:

	Loans Past Due				Loans not	Total
	30-59 days	60-89 days	90+ days	Total	Past Due	Loans
	(In thousands)
June 30, 2022
Commercial
Commercial and industrial	$43	$-	$56	$99	$687,923	$688,022
Commercial real estate	-	-	-	-	641,176	641,176
Mortgage
1-4 family owner occupied - jumbo	556	-	-	556	657,142	657,698
1-4 family owner occupied - non-jumbo	1,432	1,039	595	3,066	303,043	306,109
1-4 family non-owner occupied	317	-	159	476	180,787	181,263
1-4 family - 2nd lien	141	28	97	266	94,985	95,251
Resort lending	-	-	156	156	43,692	43,848
Installment
Boat lending	233	20	55	308	258,077	258,385
Recreational vehicle lending	328	18	50	396	279,678	280,074
Other	298	115	120	533	106,491	107,024
Total	$3,348	$1,220	$1,288	$5,856	$3,252,994	$3,258,850

Accrued interest excluded from total	$29	$13	$-	$42	$7,653	$7,695

December 31, 2021
Commercial
Commercial and industrial	$-	$2	$62	$64	$593,048	$593,112
Commercial real estate	-	-	-	-	610,469	610,469
Mortgage
1-4 family owner occupied - jumbo	-	-	607	607	540,416	541,023
1-4 family owner occupied - non-jumbo	774	408	657	1,839	264,571	266,410
1-4 family non-owner occupied	87	26	462	575	194,277	194,852
1-4 family - 2nd lien	422	60	289	771	87,958	88,729
Resort lending	-	-	237	237	48,408	48,645
Installment
Boat lending	438	28	52	518	227,622	228,140
Recreational vehicle lending	377	65	120	562	234,183	234,745
Other	252	57	49	358	98,562	98,920
Total recorded investment	$2,350	$646	$2,535	$5,531	$2,899,514	$2,905,045
Accrued interest excluded from total	$25	$9	$-	$34	$6,802	$6,836

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
We have allocated $2.7 million and $3.6 million of reserves to customers whose loan terms have been modified as TDRs at June 30, 2022 and December 31, 2021, respectively.

TDRs follow:
	June 30, 2022
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDRs	$3,266	$28,580		$31,846
Non-performing TDRs(2)	-	1,164	(3)	1,164
Total	$3,266	$29,744		$33,010

	December 31, 2021
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDRs	$4,481	$31,589		$36,070
Non-performing TDRs(2)	-	1,016	(3)	1,016
Total	$4,481	$32,605		$37,086

(1)	Retail loans include mortgage and installment loan portfolio segments.
(2)	Included in non-performing loans table above.
(3)	Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

During the six months ended June 30, 2022, the terms of one loan was modified as a TDR. The modification of the terms of this loan included a reduction of the stated interest rate of the loan and a 34 month extension of the maturity date. The pre- and post-modification outstanding loan balances were both $0.3 million at June 30, 2022. This TDR increased the ACL by $0.03 million and resulted in zero charge-offs during the six months ended June 30, 2022. There were no TDR modifications during the six months ended June 30, 2021.

There were no TDRs that subsequently defaulted within twelve months following the modification during the three and six months periods ended June 30, 2022 and 2021.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Non-TDR Loan Modifications and Paycheck Protection Program (“PPP”) due to COVID-19 - Section 4013 of the 2020 CARES Act provided temporary relief from the accounting and reporting requirements for TDRs regarding certain loan modifications for our customers.  Section 4013 specified that COVID-19 related modifications on loans that were current (less than 30 days past due) as of December 31, 2019 were not TDRs.  While the provisions of Section 4013 were in place, we assisted both commercial and retail (mortgage and installment) borrowers with accommodations that included reduced or suspended payments. While these loans were in accommodation plans (prior to the expiration of Section 4013) they were not being reported as past due in keeping with the guidance in Section 4013.  Since the expiration of Section 4013 on January 1, 2022, we moved certain accommodation loans to non-accrual which totaled $0.4 million at June 30, 2022.  Total remaining accommodation loans were $1.2 million and $2.3 million at June 30, 2022 and December 31, 2021, respectively.

The CARES Act also included a loan program administered through the U.S. Small Business Administration (‘‘SBA’’) referred to as the PPP. Under the PPP, small businesses and other entities and individuals could apply for loans, subject to numerous limitations and eligibility criteria. We were a participating lender in the PPP. The PPP opened on April 3, 2020 providing American small businesses with cash-flow assistance through 100% federally guaranteed loans through the SBA.  The PPP initially closed on August 8, 2020 (“Round 1”). In December, 2020, additional funding was allocated for the PPP (“Round 2”), whose loans were also eligible for forgiveness.  Round 2 closed on May 31, 2021.

The following table summarizes PPP loans outstanding:

Paycheck Protection Program

	As of June 30, 2022		As of December 31, 2021
	Amount (#)	Amount ($)	Amount (#)	Amount ($)
	(Dollars in thousands)		(Dollars in thousands)
Closed and outstanding - Round 1 loans	-	$-	6	$197
Closed and outstanding - Round 2 loans	2	258	180	26,167
Total closed and outstanding	2	$258	186	$26,364
Unaccreted net fees remaining at period end		$-		$806

PPP loans are included in the commercial and industrial class of the commercial loan portfolio segment. As these loans are 100% guaranteed through the SBA the allowance for credit losses recorded on these loans is zero.  PPP loans funded totaled $6.9 million and $135.5 million during the three and six months ended June 30 2021, respectively.  There were no PPP loans funded during 2022. Interest and fees on loans in our condensed consolidated statement of operations includes $0.2 million and $0.8 million during the three and six month periods ended June 30, 2022, related to the accretion of net loan fees on PPP loans. Accretion of PPP net loan fees was $1.8 million and $3.9 million during the three and six month periods ended June 30, 2021.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables summarize loan ratings by loan class for our commercial portfolio loan segment at June 30, 2022 and December 31, 2021:

	Commercial
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
	(In thousands)
June 30, 2022
Commercial and industrial
Non-watch (1-6)	$95,350	$103,647	$67,402	$52,393	$36,427	$121,179	$196,543	$672,941
Watch (7-8)	38	3,864	451	-	137	4,530	303	9,323
Substandard Accrual (9)	-	1,534	-	1,993	1,022	1,153	-	5,702
Non-Accrual (10-11)	-	-	-	-	-	56	-	56
Total	$95,388	$109,045	$67,853	$54,386	$37,586	$126,918	$196,846	$688,022
Accrued interest excluded from total	$130	$187	$143	$97	$191	$310	$439	$1,497

Commercial real estate
Non-watch (1-6)	$67,200	$129,499	$39,157	$99,872	$69,987	$185,974	$35,228	$626,917
Watch (7-8)	-	-	164	2,568	10,550	842	-	14,124
Substandard Accrual (9)	-	135	-	-	-	-	-	135
Non-Accrual (10-11)	-	-	-	-	-	-	-	-
Total	$67,200	$129,634	$39,321	$102,440	$80,537	$186,816	$35,228	$641,176
Accrued interest excluded from total	$190	$236	$62	$233	$229	$458	$63	$1,471

Total Commercial
Non-watch (1-6)	$162,550	$233,146	$106,559	$152,265	$106,414	$307,153	$231,771	$1,299,858
Watch (7-8)	38	3,864	615	2,568	10,687	5,372	303	23,447
Substandard Accrual (9)	-	1,669	-	1,993	1,022	1,153	-	5,837
Non-Accrual (10-11)	-	-	-	-	-	56	-	56
Total	$162,588	$238,679	$107,174	$156,826	$118,123	$313,734	$232,074	$1,329,198
Accrued interest excluded from total	$320	$423	$205	$330	$420	$768	$502	$2,968
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
	(In thousands)
December 31, 2021
Commercial and industrial
Non-watch (1-6)	$121,917	$69,856	$56,984	$44,827	$38,307	$96,261	$144,579	$572,731
Watch (7-8)	81	-	532	1,294	362	6,274	476	9,019
Substandard Accrual (9)	1,569	2	1,159	247	-	1,530	6,793	11,300
Non-Accrual (10-11)	-	-	-	-	-	62	-	62
Total	$123,567	$69,858	$58,675	$46,368	$38,669	$104,127	$151,848	$593,112
Accrued interest excluded from total	$314	$153	$105	$229	$90	$240	$242	$1,373

Commercial real estate
Non-watch (1-6)	$123,330	$55,479	$108,056	$75,828	$39,123	$160,199	$31,551	$593,566
Watch (7-8)	-	324	3,028	7,678	1,708	1,423	-	14,161
Substandard Accrual (9)	441	-	-	1,193	1,108	-	-	2,742
Non-Accrual (10-11)	-	-	-	-	-	-	-	-
Total	$123,771	$55,803	$111,084	$84,699	$41,939	$161,622	$31,551	$610,469
Accrued interest excluded from total	$182	$81	$233	$203	$94	$325	$47	$1,165

Total Commercial
Non-watch (1-6)	$245,247	$125,335	$165,040	$120,655	$77,430	$256,460	$176,130	$1,166,297
Watch (7-8)	81	324	3,560	8,972	2,070	7,697	476	23,180
Substandard Accrual (9)	2,010	2	1,159	1,440	1,108	1,530	6,793	14,042
Non-Accrual (10-11)	-	-	-	-	-	62	-	62
Total	$247,338	$125,661	$169,759	$131,067	$80,608	$265,749	$183,399	$1,203,581
Accrued interest excluded from total	$496	$234	$338	$432	$184	$565	$289	$2,538

For each of our mortgage and installment portfolio segment classes, we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated semi-annually.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables summarize credit scores by loan class for our mortgage and installment loan portfolio segments at June 30, 2022 and December 31, 2021:

	Mortgage (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
	(In thousands)
June 30, 2022
1-4 family owner occupied - jumbo
800 and above	$6,169	$31,107	$18,008	$3,943	$690	$5,400	$-	$65,317
750-799	56,497	204,172	75,666	24,735	5,479	19,208	2,071	387,828
700-749	22,889	69,946	23,815	7,324	2,152	7,475	-	133,601
650-699	4,856	22,462	15,192	6,135	4,112	5,446	-	58,203
600-649	1,976	1,857	1,411	501	473	3,416	-	9,634
550-599	-	-	1,864	-	-	-	-	1,864
500-549	556	-	-	-	-	695	-	1,251
Under 500	-	-	-	-	-	-	-	-
Unknown	-	-	-	-	-	-	-	-
Total	$92,943	$329,544	$135,956	$42,638	$12,906	$41,640	$2,071	$657,698
Accrued interest excluded from total	$221	$707	$330	$111	$46	$126	$6	$1,547

1-4 family owner occupied - non-jumbo
800 and above	$4,128	$11,364	$4,556	$2,594	$1,923	$7,397	$3,472	$35,434
750-799	28,528	38,076	16,879	9,041	5,262	19,462	9,072	126,320
700-749	18,439	21,607	6,901	3,001	3,193	22,438	4,832	80,411
650-699	1,283	9,075	3,013	3,312	2,134	13,849	1,347	34,013
600-649	298	1,159	1,497	2,078	1,804	8,663	91	15,590
550-599	-	410	514	438	453	5,705	48	7,568
500-549	-	209	279	355	432	3,037	18	4,330
Under 500	-	-	770	521	129	1,023	-	2,443
Unknown	-	-	-	-	-	-	-	-
Total	$52,676	$81,900	$34,409	$21,340	$15,330	$81,574	$18,880	$306,109
Accrued interest excluded from total	$143	$166	$89	$70	$53	$227	$71	$819

1-4 family non-owner occupied
800 and above	$4,398	$7,558	$2,862	$4,348	$994	$6,508	$2,090	$28,758
750-799	13,258	41,754	18,208	6,510	2,735	13,374	4,049	99,888
700-749	5,997	10,830	5,758	1,607	973	7,372	2,083	34,620
650-699	2,614	2,201	937	970	748	4,974	728	13,172
600-649	-	143	-	77	100	2,178	200	2,698
550-599	-	-	-	-	487	587	271	1,345
500-549	-	-	-	-	-	467	110	577
Under 500	-	-	-	-	-	205	-	205
Unknown	-	-	-	-	-	-	-	-
Total	$26,267	$62,486	$27,765	$13,512	$6,037	$35,665	$9,531	$181,263
Accrued interest excluded from total	$57	$154	$72	$44	$22	$108	$36	$493

1-4 family - 2nd lien
800 and above	$97	$117	$1,042	$244	$171	$547	$9,075	$11,293
750-799	1,607	2,832	1,951	833	504	4,280	32,283	44,290
700-749	280	1,556	990	848	409	1,981	18,710	24,774
650-699	-	163	292	288	315	1,990	7,375	10,423
600-649	-	100	175	214	157	805	1,359	2,810
550-599	-	-	-	25	38	424	176	663
500-549	-	-	-	77	-	427	248	752
Under 500	-	-	-	54	3	121	68	246
Unknown	-	-	-	-	-	-	-	-
Total	$1,984	$4,768	$4,450	$2,583	$1,597	$10,575	$69,294	$95,251
Accrued interest excluded from total	$4	$10	$9	$7	$5	$28	$263	$326

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Mortgage - continued (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
	2022	2021	2020	2019	2018	Prior	Cost Basis	Total
	(In thousands)
June 30, 2022 - continued
Resort lending
800 and above	$-	$-	$-	$-	$271	$7,263	$-	$7,534
750-799	-	490	1,262	235	688	16,330	-	19,005
700-749	-	312	54	-	56	7,678	-	8,100
650-699	-	697	83	-	-	6,834	-	7,614
600-649	-	-	-	-	-	1,296	-	1,296
550-599	-	-	-	-	-	137	-	137
500-549	-	-	-	-	-	44	-	44
Under 500	-	-	-	-	-	118	-	118
Unknown	-	-	-	-	-	-	-	-
Total	$-	$1,499	$1,399	$235	$1,015	$39,700	$-	$43,848
Accrued interest excluded from total	$-	$1	$3	$1	$3	$102	$-	$110

Total Mortgage
800 and above	$14,792	$50,146	$26,468	$11,129	$4,049	$27,115	$14,637	$148,336
750-799	99,890	287,324	113,966	41,354	14,668	72,654	47,475	677,331
700-749	47,605	104,251	37,518	12,780	6,783	46,944	25,625	281,506
650-699	8,753	34,598	19,517	10,705	7,309	33,093	9,450	123,425
600-649	2,274	3,259	3,083	2,870	2,534	16,358	1,650	32,028
550-599	-	410	2,378	463	978	6,853	495	11,577
500-549	556	209	279	432	432	4,670	376	6,954
Under 500	-	-	770	575	132	1,467	68	3,012
Unknown	-	-	-	-	-	-	-	-
Total	$173,870	$480,197	$203,979	$80,308	$36,885	$209,154	$99,776	$1,284,169
Accrued interest excluded from total	$425	$1,038	$503	$233	$129	$591	$376	$3,295

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized
	2021	2020	2019	2018	2017	Prior	Cost Basis	Total
	(In thousands)
December 31, 2021
1-4 family owner occupied - jumbo
800 and above	$31,137	$17,652	$8,491	$2,565	$7,516	$527	$-	$67,888
750-799	135,292	92,590	30,072	7,118	9,469	5,043	2,371	281,955
700-749	67,255	34,665	13,765	4,421	7,748	4,856	-	132,710
650-699	19,367	10,313	5,447	5,285	6,080	690	-	47,182
600-649	2,050	2,638	506	1,013	837	976	-	8,020
550-599	-	469	-	-	781	-	-	1,250
500-549	-	1,411	-	-	-	-	-	1,411
Under 500	-	-	-	-	607	-	-	607
Unknown	-	-	-	-	-	-	-	-
Total	$255,101	$159,738	$58,281	$20,402	$33,038	$12,092	$2,371	$541,023
Accrued interest excluded from total	$557	$370	$163	$77	$87	$33	$3	$1,290

1-4 family owner occupied - non-jumbo
800 and above	$6,185	$5,534	$3,756	$2,514	$3,566	$4,569	$4,026	$30,150
750-799	33,227	20,300	9,688	5,664	8,887	12,498	8,341	98,605
700-749	19,317	10,572	4,813	4,035	5,008	21,806	5,637	71,188
650-699	6,593	4,233	3,217	2,010	3,135	12,423	2,812	34,423
600-649	2,119	1,082	1,051	1,549	1,660	8,663	89	16,213
550-599	-	295	1,076	758	1,023	5,802	147	9,101
500-549	-	57	421	327	510	3,169	18	4,502
Under 500	-	616	284	394	250	684	-	2,228
Unknown	-	-	-	-	-	-	-	-
Total	$67,441	$42,689	$24,306	$17,251	$24,039	$69,614	$21,070	$266,410
Accrued interest excluded from total	$208	$97	$84	$58	$68	$226	$57	$798

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
	Installment (1)
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
	(In thousands)
June 30, 2022
Boat lending
800 and above	$7,512	$7,782	$5,048	$4,851	$4,324	$6,478	$35,995
750-799	36,409	40,761	21,681	18,994	14,723	17,404	149,972
700-749	11,308	17,884	8,563	7,198	4,277	6,705	55,935
650-699	2,966	3,513	1,669	1,391	1,342	2,073	12,954
600-649	294	717	297	326	447	628	2,709
550-599	-	44	6	81	126	213	470
500-549	-	-	47	10	32	199	288
Under 500	-	-	-	-	28	34	62
Unknown	-	-	-	-	-	-	-
Total	$58,489	$70,701	$37,311	$32,851	$25,299	$33,734	$258,385
Accrued interest excluded from total	$133	$150	$87	$84	$58	$76	$588

Recreational vehicle lending
800 and above	$9,586	$7,967	$5,149	$5,129	$3,712	$4,934	$36,477
750-799	47,236	58,380	18,792	14,206	10,072	10,168	158,854
700-749	17,003	28,781	8,234	5,702	3,357	3,001	66,078
650-699	2,558	7,068	1,871	1,337	922	1,179	14,935
600-649	98	1,237	513	246	279	192	2,565
550-599	-	137	95	247	255	118	852
500-549	-	50	76	59	-	46	231
Under 500	-	67	-	11	-	4	82
Unknown	-	-	-	-	-	-	-
Total	$76,481	$103,687	$34,730	$26,937	$18,597	$19,642	$280,074
Accrued interest excluded from total	$177	$231	$76	$63	$45	$40	$632

Other
800 and above	$1,623	$1,646	$1,674	$1,277	$542	$838	$7,600
750-799	10,440	11,496	6,882	4,327	2,363	3,955	39,463
700-749	5,743	8,558	4,288	2,472	1,271	2,834	25,166
650-699	21,828	4,252	1,253	947	538	1,510	30,328
600-649	316	783	239	247	197	596	2,378
550-599	46	163	56	41	90	124	520
500-549	-	15	62	70	29	76	252
Under 500	-	1	61	32	36	33	163
Unknown	1,154	-	-	-	-	-	1,154
Total	$41,150	$26,914	$14,515	$9,413	$5,066	$9,966	$107,024
Accrued interest excluded from total	$48	$55	$29	$25	$15	$40	$212

Total installment
800 and above	$18,721	$17,395	$11,871	$11,257	$8,578	$12,250	$80,072
750-799	94,085	110,637	47,355	37,527	27,158	31,527	348,289
700-749	34,054	55,223	21,085	15,372	8,905	12,540	147,179
650-699	27,352	14,833	4,793	3,675	2,802	4,762	58,217
600-649	708	2,737	1,049	819	923	1,416	7,652
550-599	46	344	157	369	471	455	1,842
500-549	-	65	185	139	61	321	771
Under 500	-	68	61	43	64	71	307
Unknown	1,154	-	-	-	-	-	1,154
Total	$176,120	$201,302	$86,556	$69,201	$48,962	$63,342	$645,483
Accrued interest excluded from total	$358	$436	$192	$172	$118	$156	$1,432

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Foreclosed residential real estate properties included in other real estate and repossessed assets on our Condensed Consolidated Statements of Financial Condition totaled $0.5 million and $0.2 million at June 30, 2022 and December 31, 2021, respectively. Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $0.4 million and $0.6 million at June 30, 2022 and December 31, 2021, respectively.

During the first quarter of 2022, we sold $33.4 million of portfolio residential fixed rate mortgage loans servicing retained to private investors and recognized a gain on sale of $0.41 million.  This transaction was done primarily for asset/liability management purposes.
5.	Shareholders’ Equity and Earnings Per Common Share

On December 17, 2021, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) to buy back up to 1,100,000 shares of our outstanding common stock through December 31, 2022. Shares would be repurchased through open market transactions, though we could execute repurchases through other means, such as privately negotiated transactions. The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, regulatory requirements, potential alternative uses for capital, and our financial performance. During the six month periods ended June 30, 2022 and 2021 repurchases were made totaling 181,586 shares and 344,005 shares of common stock, respectively, for an aggregate purchase price of $4.0 million and $7.3 million, respectively.

A reconciliation of basic and diluted net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Net income	$13,001	$12,388	$30,968	$34,425

Weighted average shares outstanding (1)	21,070	21,750	21,131	21,788
Stock units for deferred compensation plan for non-employee directors	133	113	131	118
Effect of stock options	42	70	49	76
Performance share units	21	34	23	32
Weighted average shares outstanding for calculation of diluted earnings per share	21,266	21,967	21,334	22,014

Net income per common share
Basic (1)	$0.62	$0.57	$1.47	$1.58
Diluted	$0.61	$0.56	$1.45	$1.56

(1)	Basic net income per common share includes weighted average common shares outstanding during the period and participating share awards.

Weighted average stock options outstanding that were not considered in computing diluted net income per common share because they were anti-dilutive were zero for the three and six month periods ended June 30, 2022 and 2021, respectively.

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

Our derivative financial instruments according to the type of hedge in which they are designated follows:

	June 30, 2022
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Fair value hedge designation
Pay-fixed interest rate swap agreements - commercial	$6,579	6.9	$193
Pay-fixed interest rate swap agreements - securities available for sale	148,895	5.3	15,460
Total	$155,474	5.4	$15,653

No hedge designation
Rate-lock mortgage loan commitments	$96,536	0.1	$(5,072)
Mandatory commitments to sell mortgage loans	98,986	0.1	556
Pay-fixed interest rate swap agreements - mortgage	31,000	7.1	1,283
Pay-fixed interest rate swap agreements - commercial	217,503	5.3	9,545
Pay-variable interest rate swap agreements - commercial	217,503	5.3	(9,545)
Total	$661,528	3.9	$(3,233)

	December 31, 2021
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Fair value hedge designation
Pay-fixed interest rate swap agreements - commercial	$6,753	7.4	$(384)
Pay-fixed interest rate swap agreements - securities available for sale	148,895	5.8	4,413
Total	$155,648	5.9	$4,029

No hedge designation
Rate-lock mortgage loan commitments	$129,846	0.1	$2,140
Mandatory commitments to sell mortgage loans	97,737	0.1	(68)
Interest rate swaption agreement	10,000	0.2	186
Pay-fixed interest rate swap agreements - commercial	207,080	5.7	(5,179)
Pay-variable interest rate swap agreements - commercial	207,080	5.7	5,179
Interest rate cap agreements	90,000	1.3	35
Total	$741,743	3.4	$2,293

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

We have entered into pay-fixed interest rate swaps to protect a portion of the fair value of certain securities AFS (‘‘Fair Value Hedge – AFS Securities’’). As a result, the change in the fair value of the pay-fixed interest rate swaps is expected to offset a portion of the change in the fair value of the fixed rate securities AFS due to fluctuations in interest rates. We record the fair value of Fair Value Hedge – AFS Securities in accrued income and other assets and accrued expenses and other liabilities on our Condensed Consolidated Statements of Financial Condition. The hedged items (fixed rate securities AFS) are also recorded at fair value which offsets the adjustment to the Fair Value Hedge – AFS Securities. On an ongoing basis, we adjust our Condensed Consolidated Statements of Financial Condition to reflect the then current fair value of both the Fair Value Hedge – AFS Securities and the hedged item. The related gains or losses are reported in interest income – interest on securities – tax-exempt in our Condensed Consolidated Statements of Operations.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
We have a program that allows commercial loan customers to lock in a fixed rate for a longer period of time than we would normally offer for interest rate risk reasons.  We will enter into a variable rate commercial loan and an interest rate swap agreement with a customer and then enter into an offsetting interest rate swap agreement with an unrelated party.  The interest rate swap agreement fair values will generally move in opposite directions resulting in little or no net impact on our Condensed Consolidated Statements of Operations.  All of the interest rate swap agreements -  commercial in the table above with no hedge designation relate to this program.

The no hedge designation interest rate cap agreements in the table above had previously qualified for cash flow hedge accounting but were classified to a no hedge designation during 2020 and any changes in fair value since the transfers to the no hedge designation have been recognized in interest expense – other borrowings and subordinated debt and debentures in our Condensed Consolidated Statements of Operations. Also in 2020 it became probable that the forecasted transactions being hedged by these interest rate cap agreements would not occur by the end of the originally specified time period and all remaining unrealized losses included as a component of accumulated other comprehensive income (loss) were reclassified into earnings at that time. During the second quarter of 2022 we terminated $75.0 million of interest rate caps while $15.0 million matured.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:

Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	June 30, 2022		December 31, 2021		June 30, 2022		December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments
Pay-fixed interest rate swap agreements	Other assets	$15,653	Other assets	$4,413	Other liabilities	$-	Other liabilities	$384

Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	-	Other assets	2,140	Other liabilities	5,072	Other liabilities	-
Mandatory commitments to sell mortgage loans	Other assets	556	Other assets	-	Other liabilities	-	Other liabilities	68
Pay-fixed interest rate swap agreements - mortgage	Other assets	1,283	Other assets	-	Other liabilities	-	Other liabilities	-
Interest rate swaption agreement	Other assets	-	Other assets	186	Other liabilities	-	Other liabilities	-
Pay-fixed interest rate swap agreements - commercial	Other assets	9,735	Other assets	165	Other liabilities	190	Other liabilities	5,344
Pay-variable interest rate swap agreements - commercial	Other assets	190	Other assets	5,344	Other liabilities	9,735	Other liabilities	165
Interest rate cap agreements	Other assets	-	Other assets	35	Other liabilities	-	Other liabilities	-
		11,764		7,870		14,997		5,577
Total derivatives		$27,417		$12,283		$14,997		$5,961

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

		Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	Three Month Periods Ended June 30,
		2022	2021
Fair Value Hedges		(In thousands)
Pay-fixed interest rate swap agreement - commercial	Interest and fees on loans	$200	$(92)
Pay-fixed interest rate swap agreement - securities available for sale	Interest on securities available for sale - tax - exempt	3,501	(2,234)
Total		$3,701	$(2,326)
No hedge designation
Rate-lock mortgage loan commitments	Net gains on mortgage loans	$(1,842)	$1,158
Mandatory commitments to sell mortgage loans	Net gains on mortgage loans	(1,350)	(1,027)
Pay-fixed interest rate swap agreements - mortgage	Net gains on mortgage loans	656	-
Interest rate swaption agreement	Net gains on mortgage loans	-	(27)
Pay-fixed interest rate swap agreements - commercial	Interest income	5,147	(448)
Pay-variable interest rate swap agreements - commercial	Interest income	(5,147)	448
Pay-fixed interest rate swap agreements	Interest expense	-	120
Interest rate cap agreements	Interest expense	23	(4)
Purchased options	Interest expense	-	11
Written options	Interest expense	-	(11)
Total		$(2,513)	$220

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
		Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	Six Month Periods Ended June 30,
		2022	2021
		(In thousands)
Fair Value Hedges
Pay-fixed interest rate swap agreement - commercial	Interest and fees on loans	$576	$260
Pay-fixed interest rate swap agreement - securities available for sale	Interest on securities available for sale - tax - exempt	11,048	2,639
Total		$11,624	$2,899
No hedge designation
Rate-lock mortgage loan commitments	Net gains on mortgage loans	$(7,212)	$(2,664)
Mandatory commitments to sell mortgage loans	Net gains on mortgage loans	624	810
Pay-fixed interest rate swap agreements - mortgage	Net gains on mortgage loans	1,283	-
Interest rate swaption agreement	Net gains on mortgage loans	(186)	(27)
Pay-fixed interest rate swap agreements - commercial	Interest income	14,724	2,827
Pay-variable interest rate swap agreements - commercial	Interest income	(14,724)	(2,827)
Pay-fixed interest rate swap agreements	Interest expense	-	238
Interest rate cap agreements	Interest expense	245	11
Purchased options	Interest expense	-	29
Written options	Interest expense	-	(29)
Total		$(5,246)	$(1,632)

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7.	Goodwill and Other Intangibles

The following table summarizes intangible assets, net of amortization:

	June 30, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets - core deposits	$11,916	$9,045	$11,916	$8,580
Unamortized intangible assets - goodwill	$28,300		$28,300

A summary of estimated core deposits intangible amortization at June 30, 2022 follows:

(In thousands)

Six months ending December 31, 2022	320
2023	547
2024	516
2025	487
2026	460
2027 and thereafter	541
Total	$2,871

8.	Share Based Compensation

We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.6 million shares of common stock as of June 30, 2022.  The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.1 million shares of common stock as of June 30, 2022. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.

A summary of restricted stock and performance stock units (“PSU”) granted pursuant to our long-term incentive plan follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Restricted stock	2,500	10,000	58,787	85,584
PSU	-	-	19,748	23,981

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The shares of restricted stock and PSUs shown in the above table cliff vest after a period of three years.  The performance criteria of the PSUs is split evenly between a comparison of (i) our total shareholder return and (ii) our return on average assets each over the three year period starting on the grant date to these same criteria over that period to an index of our banking peers.

Our directors may elect to receive all or a portion of their cash retainer fees in the form of common stock (either on a current basis or on a deferred basis) pursuant to the non-employee director stock purchase plan referenced above. Shares equal in value to that portion of each director’s fees that he or she has elected to receive in stock on a current basis are issued each quarter and vest immediately. Shares issued on a deferred basis are credited at the rate of 90% of the current fair value of our common stock and vest immediately. During the six month periods ended June 30, 2022 and 2021 we issued 0.008 million and 0.009 million shares, respectively and expensed their value during those same periods.

Total compensation expense recognized for grants pursuant to our long-term incentive plan was $0.4 million and $0.9 million during the three and six month periods ended June 30, 2022, respectively, and was $0.5 million and $0.8 million during the same periods in 2021, respectively.  The corresponding tax benefit relating to this expense was $0.1 million and $0.2 million for the three and six month periods ended June 30, 2022, respectively and $0.1 million and $0.2 million for the same periods in 2021. Total expense recognized for non-employee director share based payments was $0.09 million and $0.19 million during the three and six month periods ended June 30, 2022, respectively, and was $0.09 million and $0.19 million during the same periods in 2021, respectively.  The corresponding tax benefit relating to this expense was $0.02 million and $0.04 million for the three and six month periods ended June 30, 2022, respectively and $0.02 million and $0.04 million during the same periods in 2021.

At June 30, 2022, the total expected compensation cost related to non-vested restricted stock and PSUs not yet recognized was $3.22 million.  The weighted-average period over which this amount will be recognized is 2.1 years.

A summary of outstanding stock option grants and related transactions follows:

	Number of Shares	Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregated Intrinsic Value
				(In thousands)
Outstanding at January 1, 2022	80,839	$5.76
Granted	-
Exercised	(21,632)	3.33
Forfeited	-
Expired	-
Outstanding at June 30, 2022	59,207	$6.65	1.4	$750

Vested and expected to vest at June 30, 2022	59,207	$6.65	1.4	$750
Exercisable at June 30, 2022	59,207	$6.65	1.4	$750

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
A summary of outstanding non-vested restricted stock and PSUs and related transactions follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2022	234,226	$21.64
Granted	78,535	26.31
Vested	(55,875)	22.92
Forfeited	(10,200)	22.14
Outstanding at June 30, 2022	246,686	$22.81

Certain information regarding options exercised during the periods follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Intrinsic value	$111	$388	$424	$701
Cash proceeds received	$22	$44	$72	$104
Tax benefit realized	$23	$81	$89	$147

9.	Income Tax

Income tax expense was $2.9 million and $2.7 million during the three month periods ended June 30, 2022 and 2021, respectively and $7.0 million and $7.8 million during the six months ended June 30, 2022 and 2021, respectively. Our actual federal income tax expense is different than the amount computed by applying our statutory income tax rate to our income before income tax primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance.  In addition, the three and six month periods ending June 30, 2022 include reductions of $0.02 million and $0.08 million, respectively, of income tax expense related to the impact of the excess value of stock awards that vested and stock options that were exercised as compared to the initial fair values that were expensed. These amounts during the same periods in 2021 were $0.07 million and $0.17 million, respectively.

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  The ultimate realization of this asset is primarily based on generating future income.  We concluded at June 30, 2022, June 30, 2021 and December 31, 2021 that the realization of substantially all of our deferred tax assets continues to be more likely than not.

At both June 30, 2022 and December 31, 2021, we had approximately $0.2 million, respectively, of gross unrecognized tax benefits.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the remainder of 2022.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
10.	Regulatory Matters

Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits. As of June 30, 2022, the Bank had positive undivided profits of $116.5 million. It is not our intent to have dividends paid in amounts that would reduce the capital of our Bank to levels below those which we consider prudent or that would not be in accordance with guidelines of regulatory authorities.

We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can result in certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our interim condensed consolidated financial statements. In addition, capital adequacy rules include a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. To avoid limits on capital distributions and certain discretionary bonus payments we must meet the minimum ratio for adequately capitalized institutions plus the buffer. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of June 30, 2022 and December 31, 2021, categorized our Bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our actual capital amounts and ratios follow (1):

	Actual		Minimum for Adequately Capitalized Institutions		Minimum for Well-Capitalized Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2022
Total capital to risk-weighted assets
Consolidated	$508,950	13.64%	$298,424	8.00%	NA	NA
Independent Bank	456,878	12.26	298,219	8.00	$372,774	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$422,723	11.33%	$223,818	6.00%	NA	NA
Independent Bank	410,651	11.02	223,664	6.00	$298,219	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$384,321	10.30%	$167,864	4.50%	NA	NA
Independent Bank	410,651	11.02	167,748	4.50	$242,303	6.50%

Tier 1 capital to average assets
Consolidated	$422,723	8.74%	$193,472	4.00%	NA	NA
Independent Bank	410,651	8.49	193,575	4.00	$241,969	5.00%

December 31, 2021
Total capital to risk-weighted assets
Consolidated	$488,495	14.53%	$268,991	8.00%	NA	NA
Independent Bank	438,352	13.05	268,808	8.00	$336,011	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$406,645	12.09%	$201,743	6.00%	NA	NA
Independent Bank	396,351	11.80	201,606	6.00	$268,808	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$368,277	10.95%	$151,307	4.50%	NA	NA
Independent Bank	396,351	11.80	151,205	4.50	$218,407	6.50%

Tier 1 capital to average assets
Consolidated	$406,645	8.79%	$185,034	4.00%	NA	NA
Independent Bank	396,351	8.57	185,077	4.00	$231,347	5.00%

(1)	These ratios do not reflect a capital conservation buffer of 2.50% at June 30, 2022 and December 31, 2021.
NA - Not applicable

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
	(In thousands)
Total shareholders' equity	$331,134	$398,484	$357,464	$426,558
Add (deduct)
Accumulated other comprehensive income (loss) for regulatory purposes	79,206	(6,298)	79,206	(6,298)
Goodwill and other intangibles	(31,171)	(31,636)	(31,171)	(31,636)
CECL (1)	5,152	7,727	5,152	7,727
Common equity tier 1 capital	384,321	368,277	410,651	396,351
Qualifying trust preferred securities	38,402	38,368	-	-
Tier 1 capital	422,723	406,645	410,651	396,351
Subordinated debt	40,000	40,000	-	-
Allowance for credit losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	46,227	41,850	46,227	42,001
Total risk-based capital	$508,950	$488,495	$456,878	$438,352

(1)	We elected the three year CECL transition method for regulatory purposes.

11.	Fair Value Disclosures

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
We used the following methods and significant assumptions to estimate fair value:

Securities:  Where quoted market prices are available in an active market, securities are classified as Level 1 of the valuation hierarchy.  We currently do not have any Level 1 securities. If quoted market prices are not available for the specific security, then fair values are estimated by (1) using quoted market prices of securities with similar characteristics, (2) matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices, or (3) a discounted cash flow analysis whose significant fair value inputs can generally be verified and do not typically involve judgment by management. These securities are classified as Level 2 of the valuation hierarchy and primarily include agency securities, private label mortgage-backed securities, other asset backed securities, obligations of states and political subdivisions, trust preferred securities, corporate securities and foreign government securities.

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
	(In thousands)
June 30, 2022:
Measured at Fair Value on a Recurring Basis
Assets
Securities available for sale
U.S. agency	$13,991	$-	$13,991	$-
U.S. agency residential mortgage-backed	100,689	-	100,689	-
U.S. agency commercial mortgage-backed	15,591	-	15,591	-
Private label mortgage-backed	99,839	-	99,839	-
Other asset backed	234,235	-	234,235	-
Obligations of states and political subdivisions	312,915	-	312,915	-
Corporate	81,009	-	81,009	-
Trust preferred	936	-	936	-
Foreign government	499	-	499	-
Loans held for sale, carried at fair value	31,400	-	31,400	-
Capitalized mortgage loan servicing rights	39,477	-	-	39,477
Derivatives (1)	27,417	-	27,417	-
Liabilities
Derivatives (2)	14,997	-	14,997	-

Measured at Fair Value on a Non-recurring Basis:
Assets
Collateral dependent loans (3)
Commercial
Commercial and industrial	231	-	-	231
Commercial real estate	56	-	-	56
Mortgage
1-4 family owner occupied - non-jumbo	376	-	-	376
1-4 family non-owner occupied	7	-	-	7
1-4 family - 2nd lien	62	-	-	62
Resort lending	25	-	-	25
Installment
Boat lending	66	-	-	66
Recreational vehicle lending	33	-	-	33
Other	101	-	-	101

(1)	Included in accrued income and other assets
(2)	Included in accrued expenses and other liabilities
(3)	Only includes individually evaluated loans with specific loss allocations based on collateral value.

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the Six- Month Periods Ended June 30 for items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Net Gains on Assets	Mortgage	Total Change in Fair Values Included in Current
	Mortgage Loans	Loan Servicing, net	Period Earnings
	(In thousands)
2022
Loans held for sale	$(1,806)	$-	$(1,806)
Capitalized mortgage loan servicing rights	-	9,596	9,596

2021
Loans held for sale	(2,400)	-	(2,400)
Capitalized mortgage loan servicing rights	-	(581)	(581)

For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends received.

The following represent impairment charges recognized during the three and six month periods ended June 30, 2022 and 2021 relating to assets measured at fair value on a non-recurring basis:
•
Loans that are individually evaluated using the fair value of collateral for collateral dependent loans had a carrying amount of $1.0 million, which is net of a valuation allowance of $0.4 million at June 30, 2022, and had a carrying amount of $1.4 million, which is net of a valuation allowance of  $0.6  million  at December 31, 2021.  The provision for credit losses included in our results of operations relating to collateral dependent loans was a net expense of $0.1 million and $0.1 million for the three month periods ending June 30, 2022 and 2021, respectively, and a net expense of $0.2 million and $0.1 million for the six month periods ending June 30, 2022 and 2021, respectively.

•
Other real estate, which is measured using the fair value of the property, had a carrying amount of zero which is net of a valuation allowance of $0.03 million at June 30, 2022, and a carrying amount of zero which is net of a valuation allowance of $0.03 million, at December 31, 2021. Charges included in our results of operations relating to other real estate measured at fair value were all zero during the three and six month periods ended June 30, 2022 and 2021.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
A reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Capitalized Mortgage Loan Servicing Rights
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Beginning balance	$35,933	$23,530	$26,232	$16,904
Total gains (losses) realized and unrealized:
Included in results of operations	2,038	(3,838)	9,596	(581)
Included in other comprehensive loss	-	-	-	-
Purchases, issuances, settlements, maturities and calls	1,506	2,739	3,649	6,108
Transfers in and/or out of Level 3	-	-	-	-
Ending balance	$39,477	$22,431	$39,477	$22,431

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30	$2,038	$(3,838)	$9,596	$(581)

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

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)
June 30, 2022
Capitalized mortgage loan servicing rights	$39,477	Present value of net servicing revenue	Discount rate	9.99% to 14.11%	10.10%
			Cost to service	$67 to $194	$78
			Ancillary income	20 to 35	21
			Float rate	3.08%	3.08%
			Prepayment rate	7.04% to 31.92%	7.90%
December 31, 2021
Capitalized mortgage loan servicing rights	$26,232	Present value of net servicing revenue	Discount rate	10.00% to 13.00%	10.07%
			Cost to service	$67 to $281	$78
			Ancillary income	20 to 30	21
			Float rate	1.36%	1.36%
			Prepayment rate	7.02% to 44.21%	13.92%

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)
June 30, 2022
Collateral dependent loans
Commercial	$287	Sales comparison approach	Adjustment for differences between comparable sales	(12.5)% to 12.0%	1.1%
Mortgage and Installment(1)	670	Sales comparison approach	Adjustment for differences between comparable sales	(25.5) to 20.5	(1.7)

December 31, 2021
Collateral dependent loans
Commercial	$339	Sales comparison approach	Adjustment for differences between comparable sales	(12.5)% to 12.0%	1.5%
Mortgage and Installment(1)	1,017	Sales comparison approach	Adjustment for differences between comparable sales	(30.1) to 29.3	0.2

(1)
In addition to the valuation techniques and unobservable inputs discussed above, at June 30, 2022 and December 31, 2021 certain collateral dependent installment loans totaling approximately $0.20 million and $0.17 million, respectively, are secured by collateral other than real estate.  For the majority of these loans, we apply internal discount rates to industry valuation guides.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
June 30, 2022	$31,400	$(755)	$32,155
December 31, 2021	55,470	1,051	54,419

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
12.	Fair Values of Financial Instruments

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

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The estimated recorded book balances and fair values follow:

			Fair Value Using
	Recorded Book Balance	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
June 30, 2022
Assets
Cash and due from banks	$56,516	$56,516	$56,516	$-	$-
Interest bearing deposits	2,970	2,970	2,970	-	-
Securities available for sale	859,704	859,704	-	859,704	-
Securities held to maturity	381,608	359,701	-	359,701	-
Federal Home Loan Bank and Federal
Reserve Bank Stock	17,653	NA	NA	NA	NA
Net loans and loans held for sale	3,242,367	2,991,614	-	31,400	2,960,214
Accrued interest receivable	13,923	13,923	-	6,228	7,695
Derivative financial instruments	27,417	27,417	-	27,417	-

Liabilities
Deposits with no stated maturity (1)	$3,904,324	$3,904,324	$3,904,324	$-	$-
Deposits with stated maturity (1)	386,250	381,095	-	381,095	-
Other borrowings	25,507	25,506	-	25,506	-
Subordinated debt	39,395	42,464	-	42,464	-
Subordinated debentures	39,626	38,034	-	38,034	-
Accrued interest payable	588	588	73	515	-
Derivative financial instruments	14,997	14,997	-	14,997	-

December 31, 2021
Assets
Cash and due from banks	$51,069	$51,069	$51,069	$-	$-
Interest bearing deposits	58,404	58,404	58,404	-	-
Securities available for sale	1,412,830	1,412,830	-	1,412,830	-
Federal Home Loan Bank and Federal
Reserve Bank Stock	18,427	NA	NA	NA	NA
Net loans and loans held for sale	2,948,074	2,931,079	35,233	55,470	2,840,376
Accrued interest receivable	12,865	12,865	1	6,028	6,836
Derivative financial instruments	12,283	12,283	-	12,283	-

Liabilities
Deposits with no stated maturity (1)	$3,781,298	$3,781,298	$3,781,298	$-	$-
Deposits with stated maturity (1)	335,792	336,006	-	336,006	-
Other borrowings	30,009	30,155	-	30,155	-
Subordinated debt	39,357	44,999	-	44,999	-
Subordinated debentures	39,592	33,866	-	33,866	-
Accrued interest payable	497	497	67	430	-
Derivative financial instruments	5,961	5,961	-	5,961	-

(1)
Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $585.376 million and $562.210 million at June 30, 2022 and December 31, 2021, respectively. Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $29.828 million and $24.416 million at June 30, 2022 and December 31, 2021, respectively.

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

Pandemic

The COVID-19 pandemic has created and may continue to create and contribute to significant economic uncertainty and market disruptions. Throughout 2020 and 2021, the volatility created by the pandemic and responses to the pandemic impacted our performance, customers, and the markets we serve. These effects continued to decline into the second quarter of 2022, but there remains a great deal of uncertainty with respect to whether and the degree to which they will have an impact on future conditions and performance.

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

Given the ongoing uncertainty with respect to the pandemic, these risk factors may continue to some degree for an unknown period of time.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Economic uncertainty also arises as a result of pressures from rising energy prices, heightened inflation, and concerns over the Russia-Ukraine war. Inflation remains elevated, reflecting supply and demand imbalances  related to,  among other pressures,  the pandemic and higher energy prices, and it exceeded an annual rate of 8.0% in the second quarter of 2022, well above the Federal Reserve Board’s target inflation rate. In June 2022, the Federal Reserve Board also increased short-term interest rates by 75 basis points and indicated that ongoing increases will continue to occur in 2022 in order to combat inflation. Further, the Russia-Ukraine war and related events are likely to create additional pressure on inflation and economic activity. The resulting responses by the U.S. and other countries (including the imposition of economic sanctions), and the potential for wider conflict has increased volatility and uncertainty in global financial markets, and could result in significant market disruptions, including in our customers’ industries or sectors.

The impacts on global economic conditions caused by higher inflation, rising energy prices, the Russia-Ukraine war, and the COVID-19 pandemic have created significant uncertainty about the future economic environment, which will continue to evolve and may continue to impact our business and results in 2022 and in future periods. The extent to which these pressures may impact our business, results of operations, asset valuations, financial condition, and customers will depend on future developments, which continue to be highly uncertain and difficult to predict. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, securities available for sale, loans, capitalized mortgage loan servicing rights or deferred tax assets.

Certain consumer-driven industries (including restaurants, hotels, retail, fitness, and other industries) have experienced increased stress and have been more adversely impacted by the COVID-19 pandemic and related consumer trends, labor shortages and supply chain disruptions. We believe that the following concentrations within our commercial loan portfolio represent higher potential risk in the current economic environment. The balances below are as of June 30, 2022.

	Amount	% of Total Loans
	(Dollars in millions)
Commercial and industrial portfolio segment:
Retail	$79	2.4%
Hotel	42	1.3
Food service	38	1.2
	159	4.9

Commercial real estate portfolio segment:
Retail	111	3.4
Office	74	2.3
Multifamily	56	1.7
	241	7.4

Total	$400	12.3%

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
At June 30, 2022, we had no commercial loans in forbearance. We continue to closely monitor and analyze the higher risk segments within our portfolio, and senior management is cautiously optimistic that the Company is positioned to continue managing the impact of the varied set of risks and uncertainties currently impacting the global economy. However, a high degree of uncertainty still exists with respect to the impact of the fluid global economic conditions on the future performance of our loan portfolio, including these higher risk segments.

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

Visa Stock

We own 12,566 shares of VISA Class B common stock. At the present time, these shares can only be sold to other Class B shareholders. As a result, there has generally been limited transfer activity in private transactions between buyers and sellers. Given the limited activity that we have become aware of  and the continuing uncertainty regarding the likelihood, ultimate timing and eventual exchange rate for Class B shares into Class A shares, we continue to carry these shares at zero, representing cost basis less impairment. However, given the current conversion ratio of 1.6059 Class A shares for every 1 Class B share and the closing price of VISA Class A shares on July 18, 2022 of $207.21 per share, our 12,566 Class B shares would have a current “value” of approximately $4.2 million. We continue to monitor Class B trading activity and the status of the resolution of certain litigation matters at VISA that would trigger the conversion of Class B common shares into Class A common shares, which would not have any trading restrictions.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
14.	Accumulated Other Comprehensive Income (Loss) (“AOCIL”)

A summary of changes in AOCIL follows:

	Unrealized Gains (Losses) on Securities AFS	Unrealized Losses on Securities Transferred to Securities HTM (1)	Dispropor- tionate Tax Effects from Securities AFS	Total
	(In thousands)
For the three months ended June 30, 2022
Balances at beginning of period	$(48,616)	$-	$(5,798)	$(54,414)
Other comprehensive loss before reclassifications	(10,447)	(19,870)	-	(30,317)
Amounts reclassified from AOCIL	(272)	-	-	(272)
Net current period other comprehensive loss	(10,719)	(19,870)	-	(30,589)
Balances at end of period	$(59,335)	$(19,870)	$(5,798)	$(85,003)

2021
Balances at beginning of period	$10,136	$-	$(5,798)	$4,338
Other comprehensive income before reclassifications	4,078	-	-	4,078
Amounts reclassified from AOCIL	-	-	-	-
Net current period other comprehensive income	4,078	-	-	4,078
Balances at end of period	$14,214	$-	$(5,798)	$8,416

For the six months ended June 30, 2022
Balances at beginning of period	$6,299	$-	$(5,798)	$501
Other comprehensive loss before reclassifications	(65,417)	(19,870)	-	(85,287)
Amounts reclassified from AOCIL	(217)	-	-	(217)
Net current period other comprehensive loss	(65,634)	(19,870)	-	(85,504)
Balances at end of period	$(59,335)	$(19,870)	$(5,798)	$(85,003)

2021
Balances at beginning of period	$15,822	$-	$(5,798)	$10,024
Other comprehensive loss before reclassifications	(2,727)	-	-	(2,727)
Amounts reclassified from AOCIL	1,119	-	-	1,119
Net current period other comprehensive loss	(1,608)	-	-	(1,608)
Balances at end of period	$14,214	$-	$(5,798)	$8,416

(1)	Represents the remaining unrealized loss to be accreted on securities that were transferred from AFS to HTM on April 1, 2022.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The disproportionate tax effects from securities AFS arose due to tax effects of other comprehensive income (“OCI”) in the presence of a valuation allowance against our deferred tax assets and a pretax loss from operations.  Generally, the amount of income tax expense or benefit allocated to operations is determined without regard to the tax effects of other categories of income or loss, such as OCI. However, an exception to the general rule is provided when, in the presence of a valuation allowance against deferred tax assets, there is a pretax loss from operations and pretax income from other categories in the current period.  In such instances, income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in operations. Release of material disproportionate tax effects from other comprehensive income to earnings is done by the portfolio method whereby the effects will remain in AOCIL as long as we carry a more than inconsequential portfolio of securities AFS.

A summary of reclassifications out of each component of AOCIL for the three months ended June 30 follows:

AOCIL Component	Amount Reclassified From AOCIL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2022
Unrealized gains (losses) on securities available for sale
	$(345)	Net gains (losses) on securities available for sale
	(73)	Income tax expense
	$(272)	Reclassifications, net of tax

2021
Unrealized gains (losses) on securities available for sale
	$-	Net gains (losses) on securities available for sale
	-	Income tax expense
	$-	Reclassifications, net of tax

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
A summary of reclassifications out of each component of AOCIL for the six months ended June 30 follows:

AOCIL Component	Amount Reclassified From AOCIL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2022
Unrealized gains (losses) on securities available for sale
	$(275)	Net gains (losses) on securities available for sale
	(58)	Income tax expense
	$(217)	Reclassifications, net of tax

2021
Unrealized gains (losses) on securities available for sale
	$1,416	Net gains (losses) on securities available for sale
	297	Income tax expense
	$1,119	Reclassifications, net of tax

15.	Revenue from Contracts with Customers

We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. We derive the majority of our revenue from financial instruments and their related contractual rights and obligations which for the most part are excluded from the scope of this topic.  These sources of revenue that are excluded from the scope of this topic include interest income, net gains on mortgage loans, net gains (losses) on securities AFS, mortgage loan servicing, net and bank owned life insurance and were approximately 83.4% and 86.6% of total revenues for the three month periods ending June 30, 2022 and 2021, respectively.

Material sources of revenue that are included in the scope of this topic include service charges on deposit accounts, other deposit related income, interchange income and investment and insurance commissions and are discussed in the following paragraphs.  Generally these sources of revenue are earned at the time the service is delivered or over the course of a monthly period and do not result in any contract asset or liability balance at any given period end.  As a result, there were no contract assets or liabilities recorded as of June 30, 2022 and December 31, 2021.

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

Net (gains) losses on other real estate and repossessed assets:  We record a gain or loss from the sale of other real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  If we were to finance the sale of other real estate to the buyer, we would assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction is probable.  Once these criteria are met, the other real estate asset would be derecognized and the gain or loss on sale would be recorded upon the transfer of control of the property to the buyer.  There were no other real estate properties sold during the three month periods ending June 30, 2022 and 2021 that were financed by us.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Disaggregation of our revenue sources by attribute follows:

Three months ending June 30, 2022
	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$2,499	$-	$-	$-	$2,499
Account service charges	452	-	-	-	452
ATM fees	-	310	-	-	310
Other	-	237	-	-	237
Business
Overdraft fees	145	-	-	-	145
ATM fees	-	7	-	-	7
Other	-	71	-	-	71
Interchange income	-	-	3,422	-	3,422
Asset management revenue	-	-	-	453	453
Transaction based revenue	-	-	-	229	229

Total	$3,096	$625	$3,422	$682	$7,825

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$625
Investment and insurance commissions					682
Bank owned life insurance (1)					105
Other (1)					1,632
Total					$3,044

(1)	Excluded from the scope of ASC Topic 606.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Three months ending June 30, 2021
	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$1,835	$-	$-	$-	$1,835
Account service charges	331	-	-	-	331
ATM fees	-	213	-	-	213
Other	-	175	-	-	175
Business
Overdraft fees	152	-	-	-	152
ATM fees	-	4	-	-	4
Other	-	70	-	-	70
Interchange income	-	-	3,453	-	3,453
Asset management revenue	-	-	-	401	401
Transaction based revenue	-	-	-	233	233

Total	$2,318	$462	$3,453	$634	$6,867

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$462
Investment and insurance commissions					634
Bank owned life insurance (1)					127
Other (1)					648
Total					$1,871

(1)	Excluded from the scope of ASC Topic 606.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Six months ending June 30, 2022
	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$5,005	$-	$-	$-	$5,005
Account service charges	773	-	-	-	773
ATM fees	-	587	-	-	587
Other	-	488	-	-	488
Business
Overdraft fees	275	-	-	-	275
ATM fees	-	14	-	-	14
Other	-	158	-	-	158
Interchange income	-	-	6,504	-	6,504
Asset management revenue	-	-	-	922	922
Transaction based revenue	-	-	-	498	498

Total	$6,053	$1,247	$6,504	$1,420	$15,224

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$1,247
Investment and insurance commissions					1,420
Bank owned life insurance (1)					243
Other (1)					2,497
Total					$5,407

(1)	Excluded from the scope of ASC Topic 606.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Six months ending June 30, 2021
	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$3,047	$-	$-	$-	$3,047
Account service charges	843	-	-	-	843
ATM fees	-	481	-	-	481
Other	-	373	-	-	373
Business
Overdraft fees	344	-	-	-	344
ATM fees	-	10	-	-	10
Other	-	159	-	-	159
Interchange income	-	-	6,502	-	6,502
Asset management revenue	-	-	-	783	783
Transaction based revenue	-	-	-	434	434

Total	$4,234	$1,023	$6,502	$1,217	$12,976

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$1,023
Investment and insurance commissions					1,217
Bank owned life insurance (1)					266
Other (1)					1,395
Total					$3,901

(1)	Excluded from the scope of ASC Topic 606.

16.	Leases

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

Leases are classified as operating or finance leases at the lease commencement date (we did not have any finance leases as of June 30, 2022). Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. The ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of the lease payment over the lease term.

Index

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.

The cost components of our operating leases follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Operating lease cost	$408	$412	$823	$835
Variable lease cost	25	15	41	31
Short-term lease cost	19	16	37	30
Total	$452	$443	$901	$896

Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities.

Supplemental balance sheet information related to our operating leases follows:

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Lease right of use asset (1)	$5,959	$6,481
Lease liabilities (2)	$6,062	$6,602

Weighted average remaining lease term (years)	6.31	6.50
Weighted average discount rate	2.3%	2.3%

(1)	Included in Accrued income and other assets in our Condensed Consolidated Statements of Financial Condition.
(2)	Included in Accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition.

Maturity analysis of our lease liabilities at June 30, 2022 based on required contractual payments follows:

(In thousands)

Six months ending December 31, 2022	$789
2023	1,400
2024	871
2025	865
2026	801
2027 and thereafter	1,826
Total lease payments	6,552
Less imputed interest	(490)
Total	$6,062

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

Recent Developments. The COVID-19 pandemic has created and may continue to create and contribute to significant economic uncertainty and market disruptions. Throughout 2020 and 2021, the volatility created by the pandemic and responses to the pandemic impacted our performance, customers, and the markets we serve. These effects continued to decline into the second quarter of 2022, but there remains a great deal of uncertainty with respect to whether and the degree to which they will have an impact on future conditions and performance.

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

Given the ongoing uncertainty with respect to the pandemic, these risk factors may continue to some degree for an unknown period of time.

Index
Economic uncertainty also arises as a result of pressures from rising energy prices, heightened inflation, and concerns over the Russia-Ukraine war. Inflation remains elevated, reflecting supply and demand imbalances related to, among other pressures, the pandemic and higher energy prices, and it exceeded an annual rate of 8.0% in the second quarter of 2022, well above the Federal Reserve Board’s target inflation rate. In June 2022, the Federal Reserve Board also increased short-term interest rates by 75 basis points and indicated that ongoing increases will continue to occur in 2022 in order to combat inflation. Further, the Russia-Ukraine war and related events are likely to create additional pressure on inflation and economic activity. The resulting responses by the U.S. and other countries (including the imposition of economic sanctions), and the potential for wider conflict has increased volatility and uncertainty in global financial markets, and could result in significant market disruptions, including in our customers’ industries or sectors.

The impacts on global economic conditions caused by higher inflation, rising energy prices, the Russia-Ukraine war, and the COVID-19 pandemic have created significant uncertainty about the future economic environment, which will continue to evolve and may continue to impact our business and results in 2022 and in future periods. The extent to which these pressures may impact our business, results of operations, asset valuations, financial condition, and customers will depend on future developments, which continue to be highly uncertain and difficult to predict. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, securities available for sale (“AFS”), loans, capitalized mortgage loan servicing rights or deferred tax assets.

It is against this backdrop that we discuss our results of operations and financial condition in the first two quarters of 2022 as compared to earlier periods.

Results of Operations

Summary.  We recorded net income of $13.0 million and $12.4 million during the three months ended June 30, 2022 and 2021, respectively. The increase in 2022 second quarter results as compared to 2021 is primarily due to an increase in net-interest income and a decrease in non-interest expense that were partially offset by a decrease in non-interest income and increases in the provision for credit losses and income tax expense.

We recorded net income of $31.0 million and $34.4 million during the six months ended June 30, 2022 and 2021, respectively.  The decrease in 2022 year-to-date results as compared to 2021 is primarily due to increases in non-interest expense and the provision for credit losses and a decrease in non-interest income that was partially offset by an increase in net-interest income and a decrease in income tax expense.

Key performance ratios

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income (annualized) to
Average assets	1.10%	1.12%	1.31%	1.60%
Average shareholders’ equity	15.68%	12.78%	17.49%	18.06%

Net income per common share
Basic	$0.62	$0.57	$1.47	$1.58
Diluted	0.61	0.56	1.45	1.56

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

Our net interest income totaled $36.1 million during the second quarter of 2022, an increase of $4.7 million, or 14.9% from the year-ago period. This increase primarily reflects a $270.1 million increase in average interest-earning assets as well as a 24 basis point increase in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”).

For the first six months of 2022, net interest income totaled $69.1 million, an increase of $7.4 million, or 12.0% from 2021.  This increase primarily reflects a $357.0 million increase in average interest-earning assets and a nine basis point increase in our net interest margin.

The increase in average interest-earning assets in 2022 as compared to 2021 primarily reflects growth in commercial, mortgage and installment loans funded from an increase in deposits.

Interest and fees on loans include $0.2 million and $0.8 million of accretion of net loan fees on PPP loans in the second quarter and first six months of 2022, respectively, compared to $1.8 million and $3.9 million for the second quarter and first six months of 2021, respectively. Interest and fees on loans also include $0.1 million and $0.2 million for the second quarter and first six months of 2022, respectively, and include $0.2 million and $0.6 million for the second quarter and six months of 2021, respectively of accretion of the discount recorded on loans acquired in the April 2018 acquisition of Traverse City State Bank (“TCSB”).

Our net interest income is also impacted by our level of non-accrual loans. In the second quarter and first six months of 2022, non-accrual loans averaged $4.9 million and $5.0 million, respectively. In the second quarter and first six months of 2021, non-accrual loans averaged $6.1 million and $7.0 million, respectively. In addition, in the second quarter and first six months of 2022 we had net recoveries of $0.23 million and $0.37 million, respectively of unpaid interest on loans placed on or taken off non-accrual or on loans previously charged-off compared to net recoveries of $0.43 million and $0.60 million, respectively, during the same periods in 2021.

Index
Average Balances and Tax Equivalent Rates

	Three Months Ended June 30,
	2022			2021
	Average Balance	Interest	Rate (2)	Average Balance	Interest
						Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$3,137,369	$31,383	4.01%	$2,852,972	$28,026	3.94%
Tax-exempt loans (1)	7,726	90	4.67	6,572	82	5.00
Taxable securities available for sale	966,146	4,950	2.05	908,622	3,656	1.61
Tax-exempt securities available for sale(1)	346,788	2,208	2.55	365,934	2,005	2.19
Interest bearing cash	18,032	29	0.65	71,043	22	0.12
Other investments	17,653	185	4.20	18,427	186	4.05
Interest Earning Assets	4,493,714	38,845	3.47	4,223,570	33,977	3.22
Cash and due from banks	58,497			54,120
Other assets, net	206,749			157,070
Total Assets	$4,758,960			$4,434,760

Liabilities
Savings and interest-
bearing checking	$2,534,242	788	0.12	$2,260,172	689	0.12
Time deposits	354,209	428	0.48	305,390	453	0.59
Other borrowings	116,652	1,087	3.74	108,863	964	3.55
Interest Bearing Liabilities	3,005,103	2,303	0.31	2,674,425	2,106	0.32
Non-interest bearing deposits	1,332,596			1,314,153
Other liabilities	88,651			57,402
Shareholders’ equity	332,610			388,780

Total liabilities and shareholders’ equity	$4,758,960			$4,434,760

Net Interest Income		$36,542			$31,871

Net Interest Income as a Percent of Average Interest Earning Assets			3.26%			3.02%

(1) Interest on tax-exempt loans and securities available for sale is presented on a fully tax equivalent basis assuming a marginal tax rate of 21%.
(2) Annualized

Index
Average Balances and Tax Equivalent Rates

	Six Months Ended June 30,
	2022			2021
	Average Balance	Interest	Rate (2)	Average Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$3,054,925	$59,723	3.93%	$2,840,224	$56,065	3.98%
Tax-exempt loans (1)	8,127	189	4.69	6,624	166	5.07
Taxable securities available for sale	1,022,884	9,502	1.86	845,895	6,452	1.52
Tax-exempt securities available for sale(1)	336,935	4,223	2.51	338,692	3,775	2.22
Interest bearing cash	52,483	66	0.25	86,384	51	0.12
Other investments	17,884	365	4.12	18,427	374	4.10
Interest Earning Assets	4,493,238	74,068	3.31	4,136,246	66,883	3.25
Cash and due from banks	58,586			55,239
Other assets, net	188,381			153,540
Total Assets	$4,740,205			$4,345,025

Liabilities
Savings and interest-
bearing checking	$2,518,714	1,429	0.11	$2,200,620	1,364	0.13
Time deposits	346,326	554	0.32	322,535	1,034	0.65
Other borrowings	112,831	2,060	3.68	108,844	1,926	3.58
Interest Bearing Liabilities	2,977,871	4,043	0.27	2,631,999	4,324	0.33
Non-interest bearing deposits	1,324,922			1,266,607
Other liabilities	83,222			61,950
Shareholders’ equity	354,190			384,469

Total liabilities and shareholders’ equity	$4,740,205			$4,345,025

Net Interest Income		$70,025			$62,559

Net Interest Income as a Percent of Average Interest Earning Assets			3.13%			3.04%

(1) Interest on tax-exempt loans and securities available for sale is presented on a fully tax equivalent basis assuming a marginal tax rate of 21%.
(2) Annualized

Index
Reconciliation of Non-GAAP Financial Measures
	Three Months Ended June 30,		Six Months Ended June 30,

	2022	2021	2022	2021
	(Dollars in thousands)
Net Interest Margin, Fully Taxable Equivalent ("FTE")

Net interest income	$36,061	$31,393	$69,062	$61,677
Add: taxable equivalent adjustment	481	478	963	882
Net interest income - taxable equivalent	$36,542	$31,871	$70,025	$62,559
Net interest margin (GAAP) (1)	3.21%	2.98%	3.09%	3.00%
Net interest margin (FTE) (1)	3.26%	3.02%	3.13%	3.04%

(1) Annualized.

Provision for credit losses.  The provision for credit losses was an expense of $2.4 million and a credit of $1.4 million for the three months ended June 30, 2022 and 2021, respectively. During the six-month periods ended June 30, 2022 and 2021, the provision for credit losses was an expense of $0.8 million and an credit of $1.9 million, respectively. The provision reflects our assessment of the allowance for credit losses (the “ACL”) taking into consideration factors such as loan growth, loan mix, levels of non-performing and classified loans, economic conditions and loan net charge-offs. While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors. See “Portfolio Loans and asset quality” for a discussion of the various components of the ACL and their impact on the provision for credit losses in 2022. See note #13 to the Condensed Consolidated Financial Statements included within this report for a discussion on industry concentrations. The increase in the provision for credit losses expense from the prior year period is primarily due to an increase in the adjustment to allocations based on the pooled reserves due in part to loan growth that was partially offset by a decrease in the adjustment to subjective factors due in part to expected reduction in risk related to COVID-19.

Non-interest income.  Non-interest income is a significant element in assessing our results of operations. Non-interest income totaled $14.6 million during the second quarter of 2022 compared to $14.8 million in the second quarter of 2021. For the first six months of 2022, non-interest income totaled $33.6 million compared to $41.2 million for the first six months of 2021.

Index
The components of non-interest income are as follows:

Non-Interest Income

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In thousands)
Interchange income	$3,422	$3,453	$6,504	$6,502
Service charges on deposit accounts	3,096	2,318	6,053	4,234
Net gains on assets
Mortgage loans	1,253	9,091	2,088	21,919
Securities	(345)	-	(275)	1,416
Mortgage loan servicing, net	4,162	(1,962)	13,803	3,205
Investment and insurance commissions	682	634	1,420	1,217
Bank owned life insurance	105	127	243	266
Other	2,257	1,110	3,744	2,418
Total non-interest income	$14,632	$14,771	$33,580	$41,177

Service charges on deposit accounts increased on a comparative quarterly and year-to-date basis in 2022 as compared to 2021. The quarterly and year-to-date increases were principally due to increases in non-sufficient funds occurrences (and related fees).

As reflected in the table below, net gains on the sale of mortgage loans dropped significantly on both a quarterly and a year-to-date basis in 2022 compared to 2021. Mortgage loan activity is summarized as follows:

Mortgage Loan Activity

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Mortgage loans originated	$317,683	$473,742	$587,877	$982,745
Mortgage loans sold	142,977	306,789	364,702	684,207
Net gains on mortgage loans	1,253	9,091	2,088	21,919
Net gains as a percent of mortgage loans sold ("Loan Sales Margin")	0.88%	2.96%	0.57%	3.20%
Fair value adjustments included in the Loan Sales Margin	(0.27)	(0.08)	(1.24)	(0.57)

Mortgage loans originated decreased in 2022 as compared to 2021 due primarily to a decrease in mortgage loan refinance volumes. Mortgage loan refinance volumes declined in the second quarter of 2022 as compared to 2021 as higher mortgage loan interest rates in 2022 reduced this activity. Mortgage loans sold decreased in the second quarter of 2022 as compared to 2021 due primarily to lower loan origination volume. Net gains on mortgage loans decreased in 2022 as compared to 2021 due to the decline in loan sale volume, a decrease in the Loan Sales Margin and fair value adjustments as discussed below.

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

Our Loan Sales Margin is impacted by several factors including competition and the manner in which the loan is sold. Net gains on mortgage loans are also impacted by recording fair value accounting adjustments. Excluding these fair value accounting adjustments, the Loan Sales Margin would have been 1.15% and 3.04% in the second quarters of 2022 and 2021, respectively, and 1.81% and 3.77% for the comparative 2022 and 2021 year-to-date periods, respectively. The decline in the Loan Sales Margin (excluding fair value adjustments) in the second quarter of 2022 was generally due to lower primary-to-secondary market pricing spreads as market interest rates rose in 2022 (relative to 2021) which were impacted by the decrease in salable mortgage loan volumes.

We recorded a $0.35 million net loss and no net gains on securities AFS in the comparative quarterly periods, respectively. We recorded a net loss of $0.28 million and a net gain $1.42 million on securities AFS for the first six months of 2022 and 2021, respectively. We recorded no credit related charges in either 2022 or 2021 on securities AFS. See “Securities” below and note #3 to the Condensed Consolidated Financial Statements.

Mortgage loan servicing, net, generated income of $4.2 million and a loss of $2.0 million in the second quarters of 2022 and 2021, respectively. For the first six months of 2022 and 2021, mortgage loan servicing, net, generated income of $13.8 million and $3.2 million, respectively.  The significant variances in mortgage loan servicing, net are primarily due to changes in the fair value of capitalized mortgage loan servicing rights associated with changes in mortgage loan interest rates and the associated expected future prepayment levels.

Mortgage loan servicing, net activity is summarized in the following table:

Mortgage Servicing Revenue

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Mortgage loan servicing	(In thousands)
Revenue, net	$2,124	$1,876	$4,207	$3,786
Fair value change due to price	3,120	(2,426)	11,572	2,214
Fair value change due to pay-downs	(1,082)	(1,412)	(1,976)	(2,795)
Total	$4,162	$(1,962)	$13,803	$3,205

Index
Activity related to capitalized mortgage loan servicing rights is as follows:

Capitalized Mortgage Loan Servicing Rights

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In thousands)
Balance at beginning of period	$35,933	$23,530	$26,232	$16,904
Originated servicing rights capitalized	1,506	2,739	3,649	6,108
Change in fair value	2,038	(3,838)	9,596	(581)
Balance at end of period	$39,477	$22,431	$39,477	$22,431

At June 30, 2022 we were servicing approximately $3.45 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 3.48% and a weighted average service fee of approximately 25.6 basis points. Capitalized mortgage loan servicing rights at June 30, 2022 totaled $39.5 million, representing approximately 114.6 basis points on the related amount of mortgage loans serviced for others.

Investment and insurance commissions represent revenues generated on the sale or management of investments and insurance for our customers. These revenues increased on both a quarterly and year-to-date basis in 2022 as compared to 2021, primarily due to growth in assets under management and in annuity sales (reflecting customers seeking alternatives to traditional fixed income products such as time deposits given the prolonged low interest rate environment).

Other non-interest income increased on both a comparative quarterly and year-to-date basis in 2022 as compared to 2021 due primarily to the gain sale of bank owned property of $0.9 million.

Non-interest expense.  Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure.

Non-interest expense decreased by $0.1 million to $32.4 million and increased by $1.3 million to $63.9 million during the three- and six-month periods ended June 30, 2022, respectively, compared to the same periods in 2021.

Index
The components of non-interest expense are as follows:

Non-Interest Expense

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(In thousands)
Compensation	$12,533	$11,136	$24,968	$21,257
Performance-based compensation	3,776	4,783	7,438	9,075
Payroll taxes and employee benefits	3,573	3,964	7,606	8,073
Compensation and employee benefits	19,882	19,883	40,012	38,405
Data processing	2,644	2,576	4,860	4,950
Occupancy, net	2,077	2,153	4,620	4,496
Interchange expense	1,262	1,201	2,273	2,149
Furniture, fixtures and equipment	1,042	1,034	2,087	2,037
Communications	762	777	1,519	1,658
Advertising	560	164	1,240	653
Loan and collection	647	859	1,206	1,618
FDIC deposit insurance	457	307	979	637
Legal and professional	479	522	972	1,021
Amortization of intangible assets	233	243	465	485
Costs (recoveries) related to unfunded lending commitments	649	26	294	(6)
Supplies	161	170	284	344
Correspondent bank service fees	80	115	157	215
Conversion related expenses	6	1,143	50	1,361
Provision for loss reimbursement on sold loans	12	25	45	59
Net (gains) on other real estate and repossessed assets	(141)	6	(196)	(174)
Other	1,622	1,332	3,017	2,649
Total non-interest expense	$32,434	$32,536	$63,884	$62,557

Compensation and employee benefits expenses, in total, was unchanged on a quarterly comparative basis and increased $1.6 million for the first six months of 2022 compared to the same periods in 2021.

Compensation expense increased by $1.4 million and $3.7 million in the second quarter and first six months of 2022, respectively, compared to the same periods in 2021.  These comparative increases in 2022 were primarily due to (a) salary increases that were predominantly effective on January 1, 2022, (b) a decreased level of compensation that was deferred as direct origination costs  due to lower mortgage loan origination volume, and (c) an increase in lending personnel.

Performance-based compensation decreased by $1.0 million and $1.6 million in the second quarter and first six months of 2022, respectively, compared to the same periods in 2021. The decreases are primarily due to a decrease in mortgage lending related incentives attributed to the decline in mortgage lending volume.

Index
Payroll taxes and employee benefits decreased by $0.4 million and $0.5 million in the second quarter and first six months of 2022, respectively, compared to the same periods in 2021, due primarily to decreases in payroll taxes (reflecting lower performance-based compensation costs), our 401(k) plan match and other indirect costs related to mortgage lending that were partially offset by higher health care costs (due to increased claims in 2022).

Data processing, occupancy, net, furniture, fixtures and equipment, communications, legal and professional, amortization of intangible assets, supplies, correspondent bank service fees and provision for loss reimbursement on sold loans were each substantially the same on a comparative quarterly and year-to-date basis in 2022 as compared to 2021.

Interchange expense primarily represents our third-party cost to process debit card transactions. The increase in this expense on both a comparative quarterly and year-to-date basis in 2022 as compared to 2021 is due principally to changes in transaction volume and transaction channel mix.

Advertising expense increased by approximately $0.4 million and $0.6 million in the second quarter and first six months of 2022, respectively, as compared to the same periods in 2021 due primarily due to a one-time marketing expense reimbursement from our third party card provider in the prior year.

Loan and collection expense decreased $0.2 million and $0.4 million in the second quarter and first six months of 2022, respectively, as compared to the same periods in 2021 due to recoveries of previously expensed amounts (year to date period), an increase in the deferral of certain loan origination costs as well as lower other real estate holding costs.

FDIC deposit insurance expense increased in 2022 on both a comparative quarterly and year-to-date basis as compared to 2021, due primarily to an increases in the assessment rate as well as the assessment base.

Costs (recoveries) related to unfunded lending commitments increased $0.6 million and $0.3 million in the second quarter and first six months of 2022, respectively, compared to the same prior year periods due primarily to changes in the amounts of such commitments to originate portfolio loans as well as (for commercial loan commitments) the grade (pursuant to our loan rating system) of such commitments.

Conversion related expenses declined as our conversion occurred during the second quarter of 2021 during which time we incurred a significant portion of related expense.

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

Other expense increased $0.3 million and $0.4 million in the second quarter and first six months of 2022, respectively, as compared to the same periods in 2021 due in part to an increase in travel and entertainment related expenses (due in part to further easing of COVID-19 related restrictions as well as a general increase in the cost of such expenses).

Index
Income tax expense. We recorded an income tax expense of $2.9 million and $7.0 million in the second quarter and the first six months of 2022, respectively. This compares to an income tax expense of $2.7 million and $7.8 million in the second quarter and the first six months of 2021, respectively.  The decrease in expense for the first six months of 2022 compared to the same period in 2021 is primarily due to a decrease in pretax income.

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

We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. The ultimate realization of this asset is primarily based on generating future income. We concluded at June 30, 2022 and 2021 and at December 31, 2021 that the realization of substantially all of our deferred tax assets continues to be more likely than not.

Financial Condition

Summary. Our total assets increased by $121.5 million during the first six months of 2022. Loans, excluding loans held for sale, were $3.26 billion at June 30, 2022, compared to $2.91 billion at December 31, 2021. Commercial loans, mortgage loans and installment loans each increased during the first six months of 2022. (See “Portfolio Loans and asset quality.”)

Deposits totaled $4.29 billion at June 30, 2022, an increase of $173.5 million from December 31, 2021 as all deposit types increased.  The increase in deposits from December 31, 2021 is due in part to the seasonal cash management needs of our business and municipal customers. Overall deposit balances remain elevated, relative to historical levels, due to the significant liquidity that has been injected into the economy through government programs, such as the PPP, as well as by monetary actions by the Federal Reserve Bank, all in response to the COVID-19 pandemic.

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

We believe that the unrealized losses on securities AFS are temporary in nature and are expected to be recovered within a reasonable time period. We believe that we have the ability to hold securities with unrealized losses to maturity or until such time as the unrealized losses reverse.(See “Asset/liability management.”)

Index
On April 1, 2022, we transferred certain securities AFS with an amortized cost and unrealized loss at the date of transfer of $418.1 million and $26.5 million, respectively to securities held to maturity (“HTM”).  The transfer was made at fair value, with the unrealized loss becoming part of the purchase discount which will be accreted over the remaining life of the securities.  The other comprehensive loss component is separated from the remaining available for sale securities and is accreted over the remaining life of the securities transferred.  We have the ability and intent to hold these securities until they mature, at which time we will receive full value for these securities.

Securities Available for Sale

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Securities available for sale	(In thousands)
June 30, 2022	$934,815	$409	$75,520	$859,704
December 31, 2021	1,404,858	16,594	8,622	1,412,830

Securities Held to Maturity

	Carrying Value	Transfered Unrealized Loss (1)	ACL	Amortized Cost	Unrealized		Fair Value
					Gains	Losses
(In thousands)
Securities held to maturity
June 30, 2022	$381,608	$25,151	$158	$406,917	$51	$47,267	$359,701
December 31, 2021	-	-	-	-	-	-	-

(1) Represents the remaining unrealized loss to be accreted on secruties that were transfered from AFS to HTM on April 1, 2022.

Securities AFS in unrealized loss positions are evaluated quarterly for impairment related to credit losses. For securities AFS in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities AFS that do not meet this criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, adverse conditions specifically related to the security and the issuer and the impact of changes in market interest rates on the market value of the security, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss), net of applicable taxes. No ACL for securities AFS was needed at June 30, 2022.  The increase in unrealized losses during the second quarter and first six months of 2022 is primarily attributed to an increase in interest rates since December 31, 2021.  See note #3 to the Condensed Consolidated Financial Statements included within this report for further discussion.

Index
For securities HTM an ACL is maintained at a level which represents our best estimate of expected credit losses. This ACL is a contra asset valuation account that is deducted from the carrying amount of securities HTM to present the net amount expected to be collected. Securities HTM are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in our Condensed Consolidated Statements of Operations in provision for credit loss. We measure expected credit losses on securities HTM on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Government-sponsored agency and mortgage-backed securities (residential and commercial), all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to obligations of states and political subdivisions, private label-mortgage-backed, corporate and trust preferred securities HTM, we consider (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. See note #3 to the Condensed Consolidated Financial Statements included within this report for further discussion.

Sales of securities were as follows (See “Non-interest income.”):

Sales of Securities

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)		(In thousands)
Proceeds	$66,128	$3,000	$70,523	$81,178
Gross gains	94	2	164	1,466
Gross losses	439	2	439	50
Net gains (losses)	$(345)	$-	$(275)	$1,416

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

A summary of our participation in the PPP (which ended on May 31, 2021 for new loans) follows:

Paycheck Protection Program Activity

	June 30, 2022		June 30, 2021
	Amount (#)	Amount	Amount (#)	Amount
	(Dollars in thousands)
Closed and outstanding at quarter end	2	$258	1,707	$171,888
Net fees accreted into interest income for the quarter	n/a	188	n/a	1,813
Net fees accreted into interest income year-to-date	n/a	804	n/a	3,895
Unaccreted net fees remaining at quarter end	n/a	-	n/a	5,810

During 2020, Section 4013 of the CARES Act provided temporary relief from the accounting and reporting requirements for TDRs regarding certain loan modifications for our customers. Section 4013 specified that COVID-19 related modifications on loans that were current (less than 30 days past due) as of December 31, 2019 are not TDRs. While the provisions of Section 4013 were in place, we assisted both our retail (mortgage and installment loans) and our commercial borrowers with accommodations that included reduced or suspended payments. Since the expiration of Section 4013 on January 1, 2022, we moved certain accommodation loans to non-accrual which totaled $0.4 million at June 30, 2022.  Total remaining accommodation loans were $1.2 million and $2.3 million at June 30, 2022 and December 31, 2021, respectively. See note #4 to the Condensed Consolidated Financial Statements included within this report.

Index
A summary of our Portfolio Loans follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Real estate(1)
Residential first mortgages	$681,631	$870,169
Residential home equity and other junior mortgages	137,553	128,801
Construction and land development	277,205	278,992
Other(2)	814,695	726,224
Consumer	639,359	555,696
Commercial	403,430	339,785
Agricultural	4,977	5,378
Total loans	$2,958,850	$2,905,045

(1) Includes both residential and non-residential commercial loans secured by real estate.
(2) Includes loans secured by multi-family residential and non-farm, non-residential property.

Non-performing assets (1)

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Non-accrual loans	$5,859	$5,545
Loans 90 days or more past due and still accruing interest	-	-
Subtotal	5,859	5,545
Less: Government guaranteed loans	1,360	435
Total non-performing loans	4,499	5,110
Other real estate and repossessed assets	508	245
Total non-performing assets	$5,007	$5,355

As a percent of Portfolio Loans
Non-performing loans	0.14%	0.18
Allowance for credit losses	1.47	1.63
Non-performing assets to total assets	0.10	0.11
Allowance for credit losses as a percent of non-performing loans	1,064.30	924.70

(1)  Excludes loans classified as "troubled debt restructured" that are not past due.

Index
  Troubled debt restructurings ("TDR")

	June 30, 2022
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDR's	$3,266	$28,580		$31,846
Non-performing TDR's (2)	-	1,164	(3)	1,164
Total	$3,266	$29,744		$33,010

	December 31, 2021
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDR's	$4,481	$31,589		$36,070
Non-performing TDR's (2)	-	1,016	(3)	1,016
Total	$4,481	$32,605		$37,086

(1) Retail loans include mortgage and installment loan portfolio segments.
(2) Included in non-performing assets table above.
(3) Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.

Non-performing loans decreased by $0.6 million since year-end 2021, reflecting improving economic conditions and our ongoing collection efforts. Our collection and resolution efforts have generally resulted in a positive trend in non-performing loans.

Non-performing loans exclude performing loans that are classified as TDRs. Performing TDRs totaled $31.8 million, or 1.0% of total Portfolio Loans, and $36.1 million, or 1.2% of total Portfolio Loans, at June 30, 2022 and December 31, 2021, respectively. The decrease in the amount of performing TDRs in the first six months of 2022 reflects a decrease in both commercial and retail performing TDRs.

Other real estate and repossessed assets totaled $0.5 million and $0.2 million at June 30, 2022, and December 31, 2021, respectively.

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

Index
Allowance for credit losses on loans and unfunded lending commitments

	Six months ended June 30,
	2022		2021
	Loans	Unfunded Commitments	Loans	Unfunded Commitments
	(Dollars in thousands)
Balance at beginning of period	$47,252	$4,481	$35,429	$1,805
Additions (deductions)
Impact of adoption of ASC 326	-	-	11,574	1,469
Provision for credit losses	648	-	(1,899)	-
Initial allowance on loans purchased with credit deterioration	-	-	134	-
Recoveries credited to allowance	1,274	-	1,434	-
Loans charged against the allowance	(1,291)	-	(746)	-
Recoveries included in non-interest expense	-	294	-	(6)
Balance at end of period	$47,883	$4,775	$45,926	$3,268

Net loans charged (recovered) against the allowance to average Portfolio Loans	0.00%		(0.08)%

Allocation of the Allowance for Credit Losses on Loans

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Specific allocations	$616	$1,130
Pooled analysis allocations	34,976	33,359
Additional allocations based on subjective factors	12,291	12,763
Total	$47,883	$47,252

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

Index
The ACL increased $0.6 million to $47.9 million at June 30, 2022 from $47.3 million at December 31, 2021 and was equal to 1.47% and 1.63% of total Portfolio Loans at June 30, 2022 and December 31, 2021, respectively.

Since December 31, 2021 the ACL related to specific loans decreased $0.5 million due primarily to a $2.3 million decrease in the amount of such loans. The ACL related to subjective factors decreased $0.5 million due primarily to lower reserve allocations reflecting a decrease in risk related to the COVID-19 pandemic that was partially offset by loan growth. The ACL related to pooled analysis of loans increased $1.6 million due primarily to loan growth that was partially offset by an improved loan risk rating mix.

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

Deposits totaled $4.29 billion and $4.12 billion at June 30, 2022 and December 31, 2021, respectively. The increase in deposits is primarily due to growth in non-interest bearing, savings and interest bearing checking deposits, time deposits, reciprocal deposits and brokered deposits. Reciprocal deposits totaled $615.2 million and $586.6 million at June 30, 2022 and December 31, 2021, respectively. These deposits represent demand, money market and time deposits from our customers that have been placed through IntraFi Network. This service allows our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.

We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be susceptible to outflow. At June 30, 2022, we had approximately $1.04 billion of uninsured deposits. A reduction in core deposits would likely increase our need to rely on wholesale funding sources.

We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.

Other borrowings, comprised primarily of advances from the FHLB, totaled $25.5 million and $30 million at June 30, 2022 and December 31, 2021, respectively.

Index
As described above, we have utilized wholesale funding, including federal funds purchased, FHLB and FRB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At June 30, 2022, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $680.7 million, or 15.8% of total funding (deposits and all borrowings, excluding subordinated debt and debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all. Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.

We historically employed derivative financial instruments to manage our exposure to changes in interest rates. During the first six months of 2022 and 2021, we entered into $18.5 million and $15.6 million (aggregate notional amounts), respectively, of interest rate swaps with commercial loan customers, which were offset with interest rate swaps that the Bank entered into with a broker-dealer. We recorded $0.2 million and $0.3 million of fee income related to these transactions during the first six months of 2022 and 2021, respectively. See note #6 to the Condensed Consolidated Financial Statements included within this report for more information on our derivative financial instruments.

Liquidity and capital resources. Liquidity risk is the risk of being unable to timely meet obligations as they come due at a reasonable funding cost or without incurring unacceptable losses. Our liquidity management involves the measurement and monitoring of a variety of sources and uses of funds. Our Condensed Consolidated Statements of Cash Flows categorize these sources and uses into operating, investing and financing activities. We primarily focus our liquidity management on maintaining adequate levels of liquid assets (primarily funds on deposit with the FRB and certain securities AFS) as well as developing access to a variety of borrowing sources to supplement our deposit gathering activities and provide funds for purchasing securities or originating Portfolio Loans as well as to be able to respond to unforeseen liquidity needs.

Our primary sources of funds include our deposit base, secured advances from the FHLB and FRB, federal funds purchased borrowing facilities with other banks, and access to the capital markets (for Brokered CDs).

At June 30, 2022, we had $301.9 million of time deposits that mature in the next 12 months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $3.90 billion of our deposits at June 30, 2022, were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.

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

Index
We believe that we currently have adequate liquidity at our Bank because of our cash and cash equivalents, our portfolio of securities AFS, our access to secured advances from the FHLB and FRB and our ability to issue Brokered CDs.

We also believe that the available cash on hand at the parent company (including time deposits) of approximately $45.4 million as of June 30, 2022 provides sufficient liquidity resources at the parent company to meet operating expenses, to make interest payments on the subordinated debt and debentures, and, along with dividends from the Bank, to pay projected cash dividends on our common stock.

Effective management of capital resources is critical to our mission to create value for our shareholders. In addition to common stock, our capital structure also currently includes subordinated debt and cumulative trust preferred securities.

Capitalization

	June 30, 2022	December 31, 2021
	(In thousands)
Subordinated debt	$39,395	$39,357
Subordinated debentures	39,626	39,592
Amount not qualifying as regulatory capital	(619)	(581)
Amount qualifying as regulatory capital	78,402	78,368
Shareholders’ equity
Common stock	319,885	323,401
Retained earnings	96,252	74,582
Accumulated other comprehensive income (loss)	(85,003)	501
Total shareholders’ equity	331,134	398,484
Total capitalization	$409,536	$476,852

In May 2020, we issued $40.0 million of fixed to floating subordinated notes with a ten year maturity and a five year call option. The initial coupon rate is 5.95% fixed for five years and then floats at the Secured Overnight Financing Rate (“SOFR”) plus 5.825%. These notes are presented in the Condensed Consolidated Statement of Financial Condition under the caption “Subordinated debt” and the June 30, 2022 balance of $39.4 million is net of remaining unamortized deferred issuance costs of approximately $0.6 million that are being amortized through the maturity date into interest expense on other borrowings and subordinated debt and debentures in our Condensed Consolidated Statements of Operations.

We currently have four special purpose entities with $39.6 million of outstanding cumulative trust preferred securities as of June 30, 2022. These special purpose entities issued common securities and provided cash to our parent company that in turn issued subordinated debentures to these special purpose entities equal to the trust preferred securities and common securities. The subordinated debentures represent the sole asset of the special purpose entities. The common securities and subordinated debentures are included in our Condensed Consolidated Statements of Financial Condition.

Index
The FRB has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at June 30, 2022 and December 31, 2021.

Common shareholders’ equity decreased to $331.1 million at June 30, 2022, from $398.5 million at December 31, 2021. The decrease is primarily due to an $85.5 million decline in accumulated other comprehensive income (loss) related to unrealized losses on securities AFS, share repurchases and cash dividend payments that were partially offset by net income.  Our tangible common equity (“TCE”) totaled $300.0 million and $366.8 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 6.26% and 7.85% at June 30, 2022, and December 31, 2021, respectively. TCE and the ratio of TCE to tangible assets are non-GAAP measures. TCE represents total common equity less goodwill and other intangible assets.

In December 2021, our Board of Directors authorized a 2022 share repurchase plan. Under the terms of the 2022 share repurchase plan, we are authorized to buy back up to 1,100,000, or approximately 5% of our outstanding common stock. During the first six months of 2022, the Company repurchased 181,586 shares at a weighted average purchase price of $22.08 per share.

We pay a quarterly cash dividend on our common stock. These dividends totaled $0.44 per share and $0.42 per share in the first six months of 2022 and 2021, respectively. We generally favor a dividend payout ratio between 30% and 50% of net income.

As of June 30, 2022 and December 31, 2021, our Bank (and holding company) continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards (also see note #10 to the Condensed Consolidated Financial Statements included within this report).

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

Index
We employ simulation analyses to monitor our interest-rate risk profile and evaluate potential changes in our net interest income and market value of portfolio equity that result from changes in interest rates. The purpose of these simulations is to identify sources of interest-rate risk. The simulations do not anticipate any actions that we might initiate in response to changes in interest rates and, accordingly, the simulations do not provide a reliable forecast of anticipated results. The simulations are predicated on immediate, permanent and parallel shifts in interest rates and generally assume that current loan and deposit pricing relationships remain constant. The simulations further incorporate assumptions relating to changes in customer behavior, including changes in prepayment rates on certain assets and liabilities. During 2022,  both our interest rate risk profile as measured by our short term earnings simulation and our longer term interest rate risk measure based on changes in economic value indicates exposure to rising rates. The shift is primarily due to an increase in asset duration and an increase in the repricing speed of liabilities. The increase in asset duration is attributed to growth in portfolio mortgage loans combined with lower cash balances. The increase in the repricing of liabilities is attributed to higher deposit betas.   However, we are carefully monitoring the change in the composition of our earning assets and paying liability repricing speed and the impact of potential future changes in interest rates on our changes in market value of portfolio equity and changes in net interest income. As a result, we may add some longer-term borrowings, may utilize derivatives (interest rate swaps and interest rate caps) to manage interest rate risk and may continue to sell some fixed rate jumbo and other portfolio mortgage loans in the future.

CHANGES IN MARKET VALUE OF PORTFOLIO EQUITY AND NET INTEREST INCOME

Change in Interest Rates	Market Value of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change
	(Dollars in thousands)
June 30, 2022
200 basis point rise	$476,000	(15.78)%	$160,600	(0.62)%
100 basis point rise	520,100	(7.98)	161,500	(0.06)
Base-rate scenario	565,200	-	161,600	-
100 basis point decline	572,600	1.13	155,400	(3.84)

December 31, 2021
200 basis point rise	$514,200	(5.86)%	$137,800	3.30%
100 basis point rise	550,900	0.86	136,800	2.55
Base-rate scenario	546,200	-	133,400	-
100 basis point decline	473,000	(13.40)	126,700	(5.02)

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

We utilize fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. FASB ASC Topic 820 differentiates between those assets and liabilities required to be carried at fair value at every reporting period (“recurring”) and those assets and liabilities that are only required to be adjusted to fair value under certain circumstances (“nonrecurring”). Securities AFS, loans held for sale, carried at fair value, derivatives and capitalized mortgage loan servicing rights are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial assets on a nonrecurring basis, such as loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or fair value accounting or write-downs of individual assets. See note #11 to the Condensed Consolidated Financial Statements included within this report for a complete discussion on our use of fair valuation of financial instruments and the related measurement techniques.

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

With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended June 30, 2022, have concluded that, as of such date, our disclosure controls and procedures were effective.

(b)	Changes in Internal Controls.

During the quarter ended June 30, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of the Company's common stock in lieu of fees otherwise payable to the director for his or her service as a director.  A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board.  Pursuant to this Plan, during the second quarter of 2022, the Company issued 375 shares of common stock to non-employee directors on a current basis and 3,939 shares of common stock to the trust for distribution to directors on a deferred basis.  These shares were issued on April 1, 2022 representing aggregate fees of $0.09 million. The shares on a current basis were issued at a price of $22.00 per share and the shares on a deferred basis were issued at a price of $19.80 per share, representing 90% of the fair value of the shares on the credit date.   The price per share was the consolidated closing bid price per share of the Company's common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules.  The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

The following table shows certain information relating to repurchases of common stock for the three-months ended June 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
April 2022	110,248	$21.55	110,109	930,889
May 2022	14,189	20.15	12,475	918,414
June 2022	-	-	-	918,414
Total	124,437	$21.39	122,584	918,414

(1)
April and May include 139 shares and 1,714 shares, respectively, withheld from the shares that would otherwise have been issued to certain officers in order to satisfy tax withholding obligations resulting from the vesting of restricted stock and performance share units as well as satisfy tax withholding obligations and stock option exercise price resulting from the exercise of stock options.

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

Date	August 5, 2022	By	/s/ Gavin A. Mohr
Gavin A. Mohr, Principal Financial Officer

Date	August 5, 2022	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer