Form 10-Q
period 2022-09-30
INDEPENDENT BANK CORP /MI/
filed 2022-11-04
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2022
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
YES ☐ NO ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, no par value, 21,065,144 as of November 3, 2022.

INDEPENDENT BANK CORPORATION AND SUBSIDIARIES

Index
FORWARD-LOOKING STATEMENTS
Statements in this report that are not statements of historical fact, including statements that include terms such as ‘‘will,’’ ‘‘may,’’ ‘‘should,’’ ‘‘believe,’’ ‘‘expect,’’ ‘‘forecast,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘project,’’ ‘‘intend,’’ ‘‘likely,’’ ‘‘optimistic’’ and ‘‘plan’’ and statements about future or projected financial and operating results, plans, projections, objectives, expectations, and intentions, are forward-looking statements. Forward-looking statements include, but are not limited to, descriptions of plans and objectives for future operations, products or services; projections of our future revenue, earnings or other measures of economic performance; forecasts of credit losses and other asset quality trends; statements about our business and growth strategies; and expectations about economic and market conditions and trends. These forward-looking statements express our current expectations, forecasts of future events, or long-term goals. They are based on assumptions, estimates, and forecasts that, although believed to be reasonable, may turn out to be incorrect. Actual results could differ materially from those discussed in the forward-looking statements for a variety of reasons, including:
•economic, market, operational, liquidity, credit, and interest rate risks associated with our business including the impact of the ongoing COVID-19 pandemic on each of these items;
•economic conditions generally and in the financial services industry, particularly economic conditions within Michigan and the regional and local real estate markets in which our bank operates including the economic impact of the ongoing COVID-19 pandemic in each of these areas;
•the failure of assumptions underlying the establishment of, and provisions made to, our allowance for credit losses;
•increased competition in the financial services industry, either nationally or regionally;
•our ability to achieve loan and deposit growth;
•volatility and direction of market interest rates;
•the continued services of our management team; and
•implementation of new legislation, which may have significant effects on us and the financial services industry.
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

Index

Part I - Item 1.	INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	September 30, 2022	December 31, 2021
	(unaudited)
	(In thousands, except share amounts)
Assets
Cash and due from banks	$57,059	$51,069
Interest bearing deposits	13,573	58,404
Cash and Cash Equivalents	70,632	109,473
Securities available for sale	804,272	1,412,830
Securities held to maturity (fair value of $341,129 at September 30, 2022 and zero at December 31, 2021)	379,429	—
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	17,653	18,427
Loans held for sale, carried at fair value	9,091	55,470
Loans held for sale, carried at lower of cost or fair value	—	34,811
Loans
Commercial	1,408,230	1,203,581
Mortgage	1,354,879	1,139,659
Installment	646,749	561,805
Total Loans	3,409,858	2,905,045
Allowance for credit losses	(51,142)	(47,252)
Net Loans	3,358,716	2,857,793
Other real estate and repossessed assets	348	245
Property and equipment, net	35,711	36,404
Bank-owned life insurance	55,146	55,279
Capitalized mortgage loan servicing rights, carried at fair value	43,158	26,232
Other intangibles	2,697	3,336
Goodwill	28,300	28,300
Accrued income and other assets	126,224	66,140
Total Assets	$4,931,377	$4,704,740

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$1,376,765	$1,321,601
Savings and interest-bearing checking	1,957,421	1,897,487
Reciprocal	616,435	586,626
Time	308,262	308,438
Brokered time	68,145	2,938
Total Deposits	4,327,028	4,117,090
Other borrowings	86,707	30,009
Subordinated debt	39,414	39,357
Subordinated debentures	39,643	39,592
Accrued expenses and other liabilities	106,277	80,208
Total Liabilities	4,599,069	4,306,256

Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 21,063,954 shares at September 30, 2022 and 21,171,036 shares at December 31, 2021	320,437	323,401
Retained earnings	108,916	74,582
Accumulated other comprehensive income (loss)	(97,045)	501
Total Shareholders’ Equity	332,308	398,484
Total Liabilities and Shareholders’ Equity	$4,931,377	$4,704,740
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
	(In thousands, except per share amounts)
Interest Income
Interest and fees on loans	$37,092	$30,132	$96,964	$86,328
Interest on securities
Taxable	5,329	3,922	14,831	10,374
Tax-exempt	2,284	1,597	5,584	4,525
Other investments	220	204	651	629
Total Interest Income	44,925	35,855	118,030	101,856
Interest Expense
Deposits	3,625	1,090	5,608	3,488
Other borrowings and subordinated debt and debentures	1,403	962	3,463	2,888
Total Interest Expense	5,028	2,052	9,071	6,376
Net Interest Income	39,897	33,803	108,959	95,480
Provision for credit losses	3,145	(659)	3,951	(2,558)
Net Interest Income After Provision for Credit Losses	36,752	34,462	105,008	98,038
Non-interest Income
Interchange income	4,049	4,237	10,553	10,739
Service charges on deposit accounts	3,082	2,944	9,135	7,178
Net gains (losses) on assets
Mortgage loans	2,857	8,361	4,945	30,280
Securities available for sale	—	5	(275)	1,421
Mortgage loan servicing, net	4,283	1,271	18,086	4,476
Other	2,590	2,877	7,997	6,778
Total Non-interest Income	16,861	19,695	50,441	60,872
Non-interest Expense
Compensation and employee benefits	20,601	21,659	60,613	60,064
Data processing	2,653	3,022	7,513	7,972
Occupancy, net	2,062	2,082	6,682	6,578
Interchange expense	927	1,202	3,200	3,351
Furniture, fixtures and equipment	987	1,075	3,074	3,112
Communications	723	683	2,242	2,341
Loan and collection	772	735	1,978	2,353
Advertising	345	666	1,585	1,319
FDIC deposit insurance	591	346	1,570	983
Legal and professional	573	513	1,545	1,534
Costs related to unfunded lending commitments	382	369	676	363
Conversion related expenses	—	275	50	1,636
Other	1,750	1,885	5,522	5,463
Total Non-interest Expense	32,366	34,512	96,250	97,069
Income Before Income Tax	21,247	19,645	59,199	61,841
Income tax expense	3,950	3,683	10,934	11,454
Net Income	$17,297	$15,962	$48,265	$50,387
Net Income Per Common Share
Basic	$0.82	$0.74	$2.29	$2.32
Diluted	$0.81	$0.73	$2.27	$2.30
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(Unaudited - In thousands)

Net income	$17,297	$15,962	$48,265	$50,387
Other comprehensive loss
Securities available for sale
Unrealized losses arising during period	(16,320)	(1,663)	(99,678)	(2,282)
Net unrealized loss at time of transfer on securities available for sale transferred to held to maturity	—	—	(26,479)	—
Accretion of net unrealized losses on securities transferred to held to maturity	1,079	—	2,407	—
Reclassification adjustments for (gains) losses included in earnings	—	(5)	275	(1,421)
Unrealized losses recognized in other comprehensive loss on securities available for sale	(15,241)	(1,668)	(123,475)	(3,703)
Income tax benefit	(3,199)	(350)	(25,929)	(777)
Unrealized losses recognized in other comprehensive loss on securities available for sale, net of tax	(12,042)	(1,318)	(97,546)	(2,926)
Other comprehensive loss	(12,042)	(1,318)	(97,546)	(2,926)
Comprehensive income (loss)	$5,255	$14,644	$(49,281)	$47,461
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2022	2021
	(Unaudited - In thousands)
Net Income	$48,265	$50,387
Adjustments to Reconcile Net Income to Net Cash From Operating Activities
Proceeds from sales of loans held for sale	432,185	986,440
Disbursements for loans held for sale	(381,421)	(952,038)
Provision for credit losses	3,951	(2,558)
Deferred income tax expense (benefit)	1,922	820
Net deferred loan costs	(4,899)	(5,208)
Net depreciation, amortization of intangible assets and premiums and accretion of discounts on securities and loans	8,340	9,276
Net gains on mortgage loans	(4,945)	(30,280)
Net (gains) losses on securities available for sale	275	(1,421)
Share based compensation	1,589	1,446
Increase in accrued income and other assets	(17,476)	(10,537)
Increase in accrued expenses and other liabilities	7,582	9,585
Total Adjustments	47,103	5,525
Net Cash From Operating Activities	95,368	55,912
Cash Flow Used in Investing Activities
Proceeds from the sale of securities available for sale	70,523	81,683
Proceeds from maturities, prepayments and calls of securities available for sale	137,605	306,515
Proceeds from maturities, prepayments and calls of securities held to maturity	16,579	—
Purchases of securities held to maturity	(2,658)	—
Purchases of securities available for sale	(137,550)	(648,113)
Proceeds from the redemption of Federal Home Loan Bank stock	774	—
Net increase in portfolio loans (loans originated, net of principal payments)	(521,282)	(142,164)
Proceeds from the sale of portfolio loans	56,449	9,581
Proceeds from bank-owned life insurance	433	467
Proceeds from the sale of other real estate and repossessed assets	735	960
Capital expenditures	(3,969)	(4,538)
Net Cash Used in Investing Activities	(382,361)	(395,609)
Cash Flow From Financing Activities
Net increase in total deposits	209,938	374,713
Net increase (decrease) in other borrowings	36,698	(5)
Proceeds from Federal Home Loan Bank Advances	190,000	—
Payments of Federal Home Loan Bank Advances	(170,000)	—
Dividends paid	(13,931)	(13,686)
Proceeds from issuance of common stock	74	55
Repurchase of common stock	(4,010)	(13,773)
Share based compensation withholding obligation	(617)	(691)
Net Cash From Financing Activities	248,152	346,613
Net Increase (Decrease) in Cash and Cash Equivalents	(38,841)	6,916
Cash and Cash Equivalents at Beginning of Period	109,473	118,705
Cash and Cash Equivalents at End of Period	$70,632	$125,621
Cash paid during the period for
Interest	$8,110	$5,865
Income taxes	5,040	12,059
Transfers to other real estate and repossessed assets	624	216
Transfer of securities available for sale to held to maturity	391,618	—
Right of use assets obtained in exchange for lease obligations	791	283
Purchase of securities available for sale not yet settled	—	28,078
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(Dollars in thousands, except per share amounts)
Balances at July 1, 2022	$319,885	$96,252	$(85,003)	$331,134
Net income, three months ended September 30, 2022	—	17,297	—	17,297
Cash dividends declared, $0.22 per share	—	(4,633)	—	(4,633)
Repurchase of zero shares of common stock	—	—	—	—
Issuance of 17,900 shares of common stock	42	—	—	42
Share based compensation (issuance of zero shares of common stock)	535	—	—	535
Share based compensation withholding obligation (withholding of 1,666 shares of common stock)	(25)	—	—	(25)
Other comprehensive loss	—	—	(12,042)	(12,042)
Balances at September 30, 2022	$320,437	$108,916	$(97,045)	$332,308

Balances at July 1, 2021	$332,457	$55,101	$8,416	$395,974
Net income, three months ended September 30, 2021	—	15,962	—	15,962
Cash dividends declared, $0.21 per share	—	(4,520)	—	(4,520)
Repurchase of 315,345 shares of common stock	(6,488)	—	—	(6,488)
Issuance of 1,200 shares of common stock	6	—	—	6
Share based compensation (issuance of 6,268 shares of common stock)	499	—	—	499
Share based compensation withholding obligation (withholding of 3,943 shares of common stock)	(84)	—	—	(84)
Other comprehensive income	—	—	(1,318)	(1,318)
Balances at September 30, 2021	$326,390	$66,543	$7,098	$400,031

Balances at January 1, 2022	$323,401	$74,582	$501	$398,484
Net income, nine months ended September 30, 2022	—	48,265	—	48,265
Cash dividends declared, $0.66 per share	—	(13,931)	—	(13,931)
Repurchase of 181,586 shares of common stock	(4,010)	—	—	(4,010)
Issuance of 39,532 shares of common stock	74	—	—	74
Share based compensation (issuance of 62,856 shares of common stock)	1,589	—	—	1,589
Share based compensation withholding obligation (withholding of 27,884 shares of common stock)	(617)	—	—	(617)
Other comprehensive loss	—	—	(97,546)	(97,546)
Balances at September 30, 2022	$320,437	$108,916	$(97,045)	$332,308

Balances at January 1, 2021	$339,353	$40,145	$10,024	$389,522
Adoption of ASU 2016-13	—	(10,303)	—	(10,303)
Balances at January 1, 2021, as adjusted	339,353	29,842	10,024	379,219
Net income, nine months ended September 30, 2021	—	50,387	—	50,387
Cash dividends declared, $0.63 per share	—	(13,686)	—	(13,686)
Repurchase of 659,350 shares of common stock	(13,773)	—	—	(13,773)
Issuance of 38,650 shares of common stock	55	—	—	55
Share based compensation (issuance of 124,214 shares of common stock)	1,446	—	—	1,446
Share based compensation withholding obligation (withholding of 36,222 shares of common stock)	(691)	—	—	(691)
Other comprehensive income	—	—	(2,926)	(2,926)
Balances at September 30, 2021	$326,390	$66,543	$7,098	$400,031
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
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of September 30, 2022 and December 31, 2021, and the results of operations for the three and nine-month periods ended September 30, 2022 and 2021. The results of operations for the three and nine-month periods ended September 30, 2022, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the prior period condensed consolidated financial statements to conform to the current period presentation. Our critical accounting policies include the determination of the allowance for credit losses (“ACL”) and the valuation of capitalized mortgage loan servicing rights. Refer to our 2021 Annual Report on Form 10-K for a disclosure of our accounting policies.
2.    New Accounting Standards
In March, 2022, the FASB issued ASU 2022-01, “Derivative and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method”. This ASU expands the current “last-of-layer” hedge method to allow multiple hedged layers of a single closed portfolio as well as to include non prepayable financial assets. This ASU also provides additional guidance on the accounting for and disclosure of certain hedge basis adjustments and specifies how hedge basis adjustments should be considered when determining credit losses for assets included in a closed portfolio. This ASU is required in reporting periods beginning after December 15, 2022, with early adoption permitted. We early adopted this ASU in the second quarter of 2022 with no material impact to our Condensed Consolidated Financial Statements.
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
3.    Securities
Securities available for sale (“AFS”) consist of the following:

	Amortized Cost	Unrealized
		Gains	Losses	Fair Value
	(In thousands)
September 30, 2022
U.S. agency	$13,421	$12	$972	$12,461
U.S. agency residential mortgage-backed	104,029	14	10,708	93,335
U.S. agency commercial mortgage-backed	15,910	—	1,576	14,334
Private label mortgage-backed	104,432	256	8,435	96,253
Other asset backed	220,218	6	6,186	214,038
Obligations of states and political subdivisions	348,717	4	54,092	294,629
Corporate	87,498	8	9,702	77,804
Trust preferred	978	—	59	919
Foreign government	500	—	1	499
Total	$895,703	$300	$91,731	$804,272

December 31, 2021
U.S. agency	$34,634	$152	$112	$34,674
U.S. agency residential mortgage-backed	309,907	1,952	3,874	307,985
U.S. agency commercial mortgage-backed	23,066	84	224	22,926
Private label mortgage-backed	102,480	807	672	102,615
Other asset backed	215,235	1,204	269	216,170
Obligations of states and political subdivisions	568,355	9,942	2,221	576,076
Corporate	148,707	2,446	1,194	149,959
Trust preferred	1,975	—	56	1,919
Foreign government	499	7	—	506
Total	$1,404,858	$16,594	$8,622	$1,412,830

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Securities held to maturity (“HTM”) consist of the following:

	Carrying Value	Transferred Unrealized Loss (1)	ACL	Amortized Cost	Unrealized		Fair Value
					Gains	Losses
	(In thousands)
September 30, 2022
U.S. agency	$28,353	$1,922	$—	$30,275	$—	$4,754	$25,521
U.S. agency residential mortgage-backed	120,051	11,153	—	131,204	—	25,124	106,080
U.S. agency commercial mortgage-backed	4,985	254	—	5,239	—	606	4,633
Private label mortgage-backed	7,227	444	1	7,672	—	992	6,680
Obligations of states and political subdivisions	169,522	9,033	39	178,594	5	26,035	152,564
Corporate	48,350	1,211	123	49,684	—	5,034	44,650
Trust preferred	941	55	5	1,001	—	—	1,001
Total	$379,429	$24,072	$168	$403,669	$5	$62,545	$341,129
(1)Represents the remaining unrealized loss to be accreted on securities that were transferred from AFS to HTM on April 1, 2022.
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Gross unrealized losses and fair values for securities available for sale aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2022
U.S. agency	$9,216	$802	$1,813	$170	$11,029	$972
U.S. agency residential mortgage-backed	50,456	4,396	41,445	6,312	91,901	10,708
U.S. agency commercial mortgage-backed	6,328	724	8,007	852	14,335	1,576
Private label mortgage-backed	65,716	4,347	29,949	4,088	95,665	8,435
Other asset backed	203,307	5,603	9,517	583	212,824	6,186
Obligations of states and political subdivisions	148,049	25,023	144,063	29,069	292,112	54,092
Corporate	35,467	3,713	40,349	5,989	75,816	9,702
Trust preferred	—	—	919	59	919	59
Foreign government	499	1	—	—	499	1
Total	$519,038	$44,609	$276,062	$47,122	$795,100	$91,731

December 31, 2021
U.S. agency	$11,986	$109	$1,286	$3	$13,272	$112
U.S. agency residential mortgage-backed	171,398	3,555	19,024	319	190,422	3,874
U.S. agency commercial mortgage-backed	19,900	224	—	—	19,900	224
Private label mortgage-backed	64,408	640	2,180	32	66,588	672
Other asset backed	86,581	248	978	21	87,559	269
Obligations of states and political subdivisions	178,484	2,151	7,093	70	185,577	2,221
Corporate	75,166	1,150	1,050	44	76,216	1,194
Trust preferred	—	—	1,919	56	1,919	56
Total	$607,923	$8,077	$33,530	$545	$641,453	$8,622
Securities AFS in unrealized loss positions are evaluated quarterly for impairment related to credit losses. For securities AFS in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities AFS that do not meet this criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, adverse conditions specifically related to the security and the issuer and the impact of changes in market interest rates on the market value of the security, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss), net of applicable taxes. No ACL for securities AFS was needed at September 30, 2022. Accrued interest receivable on securities

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
AFS totaled $4.1 million and $6.0 million at September 30, 2022 and December 31, 2021, respectively, and is excluded from the estimate of credit losses and is included in accrued income and other assets in the Condensed Consolidated Statements of Financial Condition.
U.S. agency, U.S. agency residential mortgage-backed and U.S. agency commercial mortgage-backed securities — at September 30, 2022, we had 29 U.S. agency, 188 U.S. agency residential mortgage-backed and 16 U.S. agency commercial mortgage-backed securities whose fair value is less than amortized cost. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. The unrealized losses are largely attributed to widening spreads to Treasury bonds and/or an increase in interest rates since acquisition.
Private label mortgage backed, other asset backed, corporate and foreign securities — at September 30, 2022, we had 93 private label mortgage backed, 138 other asset backed, 84 corporate and one foreign securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and/or an increase in interest rates since acquisition.
Obligations of states and political subdivisions — at September 30, 2022, we had 351 municipal securities whose fair value is less than amortized cost. The unrealized losses are primarily due to an increase in interest rates since acquisition.
Trust preferred securities — at September 30, 2022, we had one trust preferred security whose fair value is less than amortized cost. This trust preferred security is a single issue security issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities has suffered from credit spread widening. This security is rated by a major rating agency as investment grade.
At September 30, 2022 management does not intend to liquidate any of the securities discussed above and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses.
We recorded no credit related charges in our Condensed Consolidated Statements of Operations related to securities AFS during the three and nine month periods ended September 30, 2022 and 2021, respectively.
The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of securities HTM to present the net amount expected to be collected. Securities HTM are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in our Condensed Consolidated Statements of Operations in provision for credit losses. We measure expected credit losses on securities HTM on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Accrued interest receivable on securities HTM totaled $2.1 million at September 30, 2022, and is excluded from the estimate of credit losses and is included in accrued income and other assets in the Condensed Consolidated Statements of Financial Condition. With regard to U.S. Government-sponsored agency and mortgage-backed securities (residential and commercial), all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to obligations of states and political subdivisions, private label-mortgage-backed, corporate and trust preferred securities HTM, we consider (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in our portfolio have been insignificant. Furthermore, as of September 30, 2022, there were no past due principal and interest payments associated with these securities. An allowance for credit losses of $168,000 was recorded on non U.S. agency securities HTM based on applying the long-term historical credit loss rate, as published by Moody’s, for similarly rated securities.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
On a quarterly basis, we monitor the credit quality of securities HTM through the use of credit ratings. The carrying value of securities HTM at September 30, 2022, aggregated by credit quality follow:

	Private Label Mortgage- Backed	Obligations of States and Political Subdivisions	Corporate	Trust Preferred	Carrying Value Total
	(In thousands)
Credit rating:
AAA	$7,227	$33,643	$—	$—	$40,870
AA	—	110,590	—	—	110,590
A	—	3,910	6,890	—	10,800
BBB	—	1,171	38,570	—	39,741
Non-rated	—	20,208	2,890	941	24,039
Total	$7,227	$169,522	$48,350	$941	$226,040
An analysis of the allowance for credit losses by security HTM type follows:

	Private Label Mortgage- Backed	Obligations of States and Political Subdivisions	Corporate	Trust Preferred	Total
	(In thousands)
Three months ended September 30, 2022
Balance at beginning of period	$2	$30	$121	$5	$158
Additions (deductions)
Provision for credit losses	(1)	9	2	—	10
Recoveries credited to the allowance	—	—	—	—	—
Securities HTM charged against the allowance	—	—	—	—	—
Balance at end of period	$1	$39	$123	$5	$168

Nine months ended September 30, 2022
Balance at beginning of period	$—	$—	$—	$—	$—
Additions (deductions)
Provision for credit losses	1	39	123	5	168
Recoveries credited to the allowance	—	—	—	—	—
Securities HTM charged against the allowance	—	—	—	—	—
Balance at end of period	$1	$39	$123	$5	$168

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The amortized cost and fair value of securities AFS and securities HTM at September 30, 2022, by contractual maturity, follow:

	Securities AFS		Securities HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturing within one year	$9,029	$9,006	$4,856	$4,815
Maturing after one year but within five years	115,171	104,403	45,272	41,395
Maturing after five years but within ten years	119,192	100,992	116,578	101,535
Maturing after ten years	207,722	171,911	92,848	75,991
	451,114	386,312	259,554	223,736
U.S. agency residential mortgage-backed	104,029	93,335	131,204	106,080
U.S. agency commercial mortgage-backed	15,910	14,334	5,239	4,633
Private label mortgage-backed	104,432	96,253	7,672	6,680
Other asset backed	220,218	214,038	—	—
Total	$895,703	$804,272	$403,669	$341,129
The actual maturity may differ from the contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Gains and losses realized on the sale of securities AFS are determined using the specific identification method and are recognized on a trade-date basis. A summary of proceeds from the sale of securities AFS and gains and losses for the nine month periods ending September 30, follows:

		Realized
	Proceeds	Gains	Losses
	(In thousands)
2022	$70,523	$164	$439
2021	81,683	1,471	50
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
An analysis of the allowance for credit losses by portfolio segment for the three months ended September 30, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2022
Balance at beginning of period	$11,059	$20,313	$4,220	$12,291	$47,883
Additions (deductions)
Provision for credit losses	1,184	1,219	263	469	3,135
Recoveries credited to the allowance	202	78	450	—	730
Loans charged against the allowance	—	—	(606)	—	(606)
Balance at end of period	$12,445	$21,610	$4,327	$12,760	$51,142

2021
Balance at beginning of period	$9,094	$18,933	$3,701	$14,198	$45,926
Additions (deductions)
Provision for credit losses	(969)	16	805	(511)	(659)
Recoveries credited to the allowance	1,751	339	394	—	2,484
Loans charged against the allowance	—	(113)	(839)	—	(952)
Balance at end of period	$9,876	$19,175	$4,061	$13,687	$46,799
An analysis of the allowance for credit losses by portfolio segment for the nine months ended September 30, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2022
Balance at beginning of period	$11,519	$19,221	$3,749	$12,763	$47,252
Additions (deductions)
Provision for credit losses	496	2,087	1,203	(3)	3,783
Recoveries credited to the allowance	430	346	1,228	—	2,004
Loans charged against the allowance	—	(44)	(1,853)	—	(1,897)
Balance at end of period	$12,445	$21,610	$4,327	$12,760	$51,142

2021
Balance at beginning of period	$7,401	$6,998	$1,112	$19,918	$35,429
Additions (deductions)
Impact of adoption of ASC 326	2,551	12,000	3,052	(6,029)	11,574
Provision for credit losses	(2,591)	(264)	499	(202)	(2,558)
Initial allowance on loans purchased with credit deterioration	95	18	21	—	134
Recoveries credited to the allowance	2,420	720	778	—	3,918
Loans charged against the allowance	—	(297)	(1,401)	—	(1,698)
Balance at end of period	$9,876	$19,175	$4,061	$13,687	$46,799
Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	Non- Accrual with no Allowance for Credit Loss	Non- Accrual with an Allowance for Credit Loss	Total Non- Accrual	90+ and Still Accruing	Total Non- Performing Loans
	(In thousands)
September 30, 2022
Commercial
Commercial and industrial (1)	$—	$10	$10	$—	$10
Commercial real estate	—	—	—	—	—
Mortgage
1-4 family owner occupied - jumbo	—	—	—	—	—
1-4 family owner occupied - non-jumbo (2)	695	1,316	2,011	—	2,011
1-4 family non-owner occupied	157	399	556	—	556
1-4 family - 2nd lien	—	555	555	—	555
Resort lending	117	38	155	—	155
Installment
Boat lending	—	168	168	—	168
Recreational vehicle lending	—	119	119	—	119
Other	—	242	242	—	242
Total	$969	$2,847	$3,816	$—	$3,816

Accrued interest excluded from total	$—	$—	$—	$—	$—

December 31, 2021
Commercial
Commercial and industrial (1)	$—	$15	$15	$—	$15
Commercial real estate	—	—	—	—	—
Mortgage
1-4 family owner occupied - jumbo	607	—	607	—	607
1-4 family owner occupied - non-jumbo (2)	137	1,815	1,952	—	1,952
1-4 family non-owner occupied	275	592	867	—	867
1-4 family - 2nd lien	182	681	863	—	863
Resort lending	118	119	237	—	237
Installment
Boat lending	—	210	210	—	210
Recreational vehicle lending	—	177	177	—	177
Other	—	182	182	—	182
Total	$1,319	$3,791	$5,110	$—	$5,110

Accrued interest excluded from total	$—	$—	$—	$—	$—
(1)Non-performing commercial and industrial loans exclude $0.031 million and $0.047 million of government guaranteed loans at September 30, 2022 and December 31, 2021, respectively.
(2)Non-performing 1-4 family owner occupied – non jumbo loans exclude $1.460 million and $0.388 million of government guaranteed loans at September 30, 2022 and December 31, 2021, respectively.
The following table provides collateral information by class of loan for collateral-dependent loans with a specific reserve. A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral.
The amortized cost of collateral-dependent loans by class follows:

	Collateral Type		Allowance for Credit Losses
	Real Estate	Other
	(In thousands)
September 30, 2022
Commercial
Commercial and industrial	$60	$178	$38
Commercial real estate	71	—	16
Mortgage
1-4 family owner occupied - jumbo	—	—	—
1-4 family owner occupied - non-jumbo	1,784	—	339
1-4 family non-owner occupied	234	—	27
1-4 family - 2nd lien	372	—	203
Resort lending	155	—	14
Installment
Boat lending	—	54	19
Recreational vehicle lending	—	71	25
Other	6	112	42
Total	$2,682	$415	$723

Accrued interest excluded from total	$1	$—

December 31, 2021
Commercial
Commercial and industrial	$80	$245	$51
Commercial real estate	84	—	19
Mortgage
1-4 family owner occupied - jumbo	607	—	—
1-4 family owner occupied - non-jumbo	940	—	286
1-4 family non-owner occupied	477	—	72
1-4 family - 2nd lien	370	—	67
Resort lending	237	—	42
Installment
Boat lending	—	80	29
Recreational vehicle lending	—	121	44
Other	—	70	25
Total	$2,795	$516	$635

Accrued interest excluded from total	$—	$1
An aging analysis of loans by class follows:

	Loans Past Due				Loans not Past Due	Total Loans
	30-59 days	60-89 days	90+ days	Total
	(In thousands)
September 30, 2022
Commercial
Commercial and industrial	$—	$—	$41	$41	$707,114	$707,155
Commercial real estate	—	—	—	—	701,075	701,075
Mortgage
1-4 family owner occupied - jumbo	—	—	—	—	714,012	714,012
1-4 family owner occupied - non-jumbo	1,235	777	731	2,743	306,589	309,332
1-4 family non-owner occupied	135	36	198	369	186,059	186,428
1-4 family - 2nd lien	315	132	42	489	101,904	102,393
Resort lending	—	—	155	155	42,559	42,714
Installment
Boat lending	370	1	54	425	258,428	258,853
Recreational vehicle lending	313	115	27	455	278,994	279,449
Other	138	78	94	310	108,137	108,447
Total	$2,506	$1,139	$1,342	$4,987	$3,404,871	$3,409,858

Accrued interest excluded from total	$19	$6	$—	$25	$8,452	$8,477

December 31, 2021
Commercial
Commercial and industrial	$—	$2	$62	$64	$593,048	$593,112
Commercial real estate	—	—	—	—	610,469	610,469
Mortgage
1-4 family owner occupied - jumbo	—	—	607	607	540,416	541,023
1-4 family owner occupied - non-jumbo	774	408	657	1,839	264,571	266,410
1-4 family non-owner occupied	87	26	462	575	194,277	194,852
1-4 family - 2nd lien	422	60	289	771	87,958	88,729
Resort lending	—	—	237	237	48,408	48,645
Installment
Boat lending	438	28	52	518	227,622	228,140
Recreational vehicle lending	377	65	120	562	234,183	234,745
Other	252	57	49	358	98,562	98,920
Total	$2,350	$646	$2,535	$5,531	$2,899,514	$2,905,045
Accrued interest excluded from total	$25	$9	$—	$34	$6,802	$6,836
We have allocated $2.6 million and $3.6 million of reserves to customers whose loan terms have been modified as TDRs at September 30, 2022 and December 31, 2021, respectively.
TDRs follow:

	September 30, 2022
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDR's	$3,210	$28,071		$31,281
Non-performing TDR's (2)	—	1,063	(3)	1,063
Total	$3,210	$29,134		$32,344

	December 31, 2021
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDR's	$4,481	$31,589		$36,070
Non-performing TDR's (2)	—	1,016	(3)	1,016
Total	$4,481	$32,605		$37,086
(1)Retail loans include mortgage and installment loan portfolio segments.
(2)Included in non-performing loans table above.
(3)Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.
During the nine months ended September 30, 2022, the terms of one loan was modified as a TDR. The modification of the terms of this loan included a reduction of the stated interest rate of the loan and a 34 month extension of the maturity date. The pre- and post-modification outstanding loan balances were both $0.3 million at September 30, 2022. This TDR increased the ACL by $0.03 million and resulted in zero charge-offs during the nine months ended September 30, 2022. There were no TDR modifications during the nine months ended September 30, 2021.
There were no TDRs that subsequently defaulted within twelve months following the modification during the three and nine months periods ended September 30, 2022 and 2021.
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
Paycheck Protection Program (“PPP”) due to COVID-19 - The 2020 CARES Act included a loan program administered through the U.S. Small Business Administration (‘‘SBA’’) referred to as the PPP. Under the PPP, small businesses and other entities and individuals could apply for loans, subject to numerous limitations and eligibility criteria. We were a participating lender in the PPP. The PPP opened on April 3, 2020 providing American small businesses with cash-flow assistance through 100% federally guaranteed loans through the SBA. The PPP initially closed on August 8, 2020 (“Round 1”). In December, 2020, additional funding was allocated for the PPP (“Round 2”), whose loans were also eligible for forgiveness. Round 2 closed on May 31, 2021.

PPP loans are included in the commercial and industrial class of the commercial loan portfolio segment. As these loans are 100% guaranteed through the SBA the allowance for credit losses recorded on these loans is zero. PPP loans funded totaled zero and $135.5 million during the three and nine months ended September 30 2021, respectively. There were no PPP loans funded during 2022. There were no PPP loans and no unaccreted fees outstanding at September 30, 2022. At December 31, 2021 there were 186 PPP loans outstanding with a total principal balance of $26.4 million and $0.8 million of unaccreted net fees outstanding. Interest and fees on loans in our condensed consolidated statement of operations includes zero and $0.8 million during the three and nine month periods ended September 30, 2022, related to the accretion of net loan fees on PPP loans. Accretion of PPP net loan fees was $2.6 million and $6.5 million during the three and nine month periods ended September 30, 2021.
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
The following tables summarize loan ratings by loan class for our commercial portfolio loan segment at September 30, 2022 and December 31, 2021:

	Commercial
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2022	2021	2020	2019	2018	Prior
	(In thousands)
September 30, 2022
Commercial and industrial
Non-watch (1-6)	$142,152	$142,746	$67,454	$55,375	$28,275	$149,383	$105,320	$690,705
Watch (7-8)	77	4,692	533	—	107	5,313	1,007	11,729
Substandard Accrual (9)	—	2,398	93	371	129	419	1,270	4,680
Non-Accrual (10-11)	—	—	—	—	—	41	—	41
Total	$142,229	$149,836	$68,080	$55,746	$28,511	$155,156	$107,597	$707,155
Accrued interest excluded from total	$252	$351	$174	$129	$170	$409	$236	$1,721

Commercial real estate
Non-watch (1-6)	$142,960	$134,841	$34,745	$99,392	$62,405	$159,492	$57,025	$690,860
Watch (7-8)	—	—	—	2,528	2,189	4,528	—	9,245
Substandard Accrual (9)	—	130	—	181	—	659	—	970
Non-Accrual (10-11)	—	—	—	—	—	—	—	—
Total	$142,960	$134,971	$34,745	$102,101	$64,594	$164,679	$57,025	$701,075
Accrued interest excluded from total	$372	$307	$68	$323	$195	$418	$119	$1,802

Total Commercial
Non-watch (1-6)	$285,112	$277,587	$102,199	$154,767	$90,680	$308,875	$162,345	$1,381,565
Watch (7-8)	77	4,692	533	2,528	2,296	9,841	1,007	20,974
Substandard Accrual (9)	—	2,528	93	552	129	1,078	1,270	5,650
Non-Accrual (10-11)	—	—	—	—	—	41	—	41
Total	$285,189	$284,807	$102,825	$157,847	$93,105	$319,835	$164,622	$1,408,230
Accrued interest excluded from total	$624	$658	$242	$452	$365	$827	$355	$3,523

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2021	2020	2019	2018	2017	Prior
	(In thousands)
December 31, 2021
Commercial and industrial
Non-watch (1-6)	$121,917	$69,856	$56,984	$44,827	$38,307	$96,261	$144,579	$572,731
Watch (7-8)	81	—	532	1,294	362	6,274	476	9,019
Substandard Accrual (9)	1,569	2	1,159	247	—	1,530	6,793	11,300
Non-Accrual (10-11)	—	—	—	—	—	62	—	62
Total	$123,567	$69,858	$58,675	$46,368	$38,669	$104,127	$151,848	$593,112
Accrued interest excluded from total	$314	$153	$105	$229	$90	$240	$242	$1,373

Commercial real estate
Non-watch (1-6)	$123,330	$55,479	$108,056	$75,828	$39,123	$160,199	$31,551	$593,566
Watch (7-8)	—	324	3,028	7,678	1,708	1,423	—	14,161
Substandard Accrual (9)	441	—	—	1,193	1,108	—	—	2,742
Non-Accrual (10-11)	—	—	—	—	—	—	—	—
Total	$123,771	$55,803	$111,084	$84,699	$41,939	$161,622	$31,551	$610,469
Accrued interest excluded from total	$182	$81	$233	$203	$94	$325	$47	$1,165

Total Commercial
Non-watch (1-6)	$245,247	$125,335	$165,040	$120,655	$77,430	$256,460	$176,130	$1,166,297
Watch (7-8)	81	324	3,560	8,972	2,070	7,697	476	23,180
Substandard Accrual (9)	2,010	2	1,159	1,440	1,108	1,530	6,793	14,042
Non-Accrual (10-11)	—	—	—	—	—	62	—	62
Total	$247,338	$125,661	$169,759	$131,067	$80,608	$265,749	$183,399	$1,203,581
Accrued interest excluded from total	$496	$234	$338	$432	$184	$565	$289	$2,538
For each of our mortgage and installment portfolio segment classes, we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated semi-annually.
The following tables summarize credit scores by loan class for our mortgage and installment loan portfolio segments at September 30, 2022 and December 31, 2021:

	Mortgage (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2022	2021	2020	2019	2018	Prior
	(In thousands)
September 30, 2022
1-4 family owner occupied - jumbo
800 and above	$9,539	$26,201	$14,519	$3,912	$686	$4,825	$13,943	$73,625
750-799	75,331	196,813	63,875	23,255	3,825	16,027	47,845	426,971
700-749	24,405	62,644	19,573	6,750	2,141	5,713	18,047	139,273
650-699	7,415	22,892	13,685	4,610	2,677	4,356	6,267	61,902
600-649	1,956	1,358	1,476	498	471	1,685	1,697	9,141
550-599	—	—	1,856	—	—	—	—	1,856
500-549	552	—	—	—	—	692	—	1,244
Under 500	—	—	—	—	—	—	—	—
Unknown	—	—	—	—	—	—	—	—
Total	$119,198	$309,908	$114,984	$39,025	$9,800	$33,298	$87,799	$714,012
Accrued interest excluded from total	$333	$620	$263	$102	$35	$93	$213	$1,659

1-4 family owner occupied - non-jumbo
800 and above	$9,285	$8,774	$3,642	$2,267	$1,886	$6,790	$5,446	$38,090
750-799	39,003	30,674	13,922	5,579	4,713	17,004	15,637	126,532
700-749	17,106	17,306	5,990	2,572	2,810	20,253	7,841	73,878
650-699	11,935	5,893	2,164	2,912	1,710	11,197	5,648	41,459
600-649	324	725	1,200	1,864	1,288	6,780	2,728	14,909
550-599	—	409	280	321	450	4,610	1,384	7,454
500-549	—	208	276	354	327	2,821	298	4,284
Under 500	299	—	767	519	94	884	163	2,726
Unknown	—	—	—	—	—	—	—	—
Total	$77,952	$63,989	$28,241	$16,388	$13,278	$70,339	$39,145	$309,332
Accrued interest excluded from total	$193	$144	$66	$48	$49	$207	$109	$816

1-4 family non-owner occupied
800 and above	$4,640	$6,860	$2,200	$3,908	$986	$6,084	$4,309	$28,987
750-799	18,808	33,430	16,381	6,263	1,957	10,495	16,122	103,456
700-749	5,719	11,057	5,950	2,387	782	6,484	3,116	35,495
650-699	971	2,215	1,176	1,083	632	4,433	2,944	13,454
600-649	300	142	70	77	99	1,919	348	2,955
550-599	—	—	—	—	485	349	466	1,300
500-549	—	—	—	60	—	435	86	581
Under 500	—	—	—	—	—	200	—	200
Unknown	—	—	—	—	—	—	—	—
Total	$30,438	$53,704	$25,777	$13,778	$4,941	$30,399	$27,391	$186,428
Accrued interest excluded from total	$71	$122	$70	$49	$19	$97	$82	$510

1-4 family - 2nd lien
800 and above	$2,266	$1,386	$1,692	$816	$986	$2,467	$1,974	$11,587
750-799	8,435	9,265	6,772	3,943	3,841	8,048	7,698	48,002
700-749	7,169	5,003	2,222	2,118	2,634	3,306	5,304	27,756
650-699	1,665	1,171	767	1,155	946	2,888	1,839	10,431
600-649	288	460	281	113	625	861	382	3,010
550-599	—	9	—	23	53	460	118	663
500-549	—	—	—	164	—	406	131	701
Under 500	—	—	—	53	35	148	7	243
Unknown	—	—	—	—	—	—	—	—
Total	$19,823	$17,294	$11,734	$8,385	$9,120	$18,584	$17,453	$102,393
Accrued interest excluded from total	$90	$79	$52	$41	$47	$81	$74	$464

	Mortgage - continued (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2022	2021	2020	2019	2018	Prior
	(In thousands)
September 30, 2022 - continued
Resort lending
800 and above	$—	$—	$—	$—	$—	$5,965	$1,171	$7,136
750-799	—	486	1,143	227	402	13,453	2,843	18,554
700-749	—	—	53	—	55	6,842	1,005	7,955
650-699	—	674	82	—	—	5,402	1,336	7,494
600-649	—	—	—	—	—	1,043	236	1,279
550-599	—	—	—	—	—	52	84	136
500-549	—	—	—	—	—	43	—	43
Under 500	—	—	—	—	—	117	—	117
Unknown	—	—	—	—	—	—	—	—
Total	$—	$1,160	$1,278	$227	$457	$32,917	$6,675	$42,714
Accrued interest excluded from total	$—	$—	$3	$—	$2	$88	$18	$111

Total Mortgage
800 and above	$25,730	$43,221	$22,053	$10,903	$4,544	$26,131	$26,843	$159,425
750-799	141,577	270,668	102,093	39,267	14,738	65,027	90,145	723,515
700-749	54,399	96,010	33,788	13,827	8,422	42,598	35,313	284,357
650-699	21,986	32,845	17,874	9,760	5,965	28,276	18,034	134,740
600-649	2,868	2,685	3,027	2,552	2,483	12,288	5,391	31,294
550-599	—	418	2,136	344	988	5,471	2,052	11,409
500-549	552	208	276	578	327	4,397	515	6,853
Under 500	299	—	767	572	129	1,349	170	3,286
Unknown	—	—	—	—	—	—	—	—
Total	$247,411	$446,055	$182,014	$77,803	$37,596	$185,537	$178,463	$1,354,879
Accrued interest excluded from total	$687	$965	$454	$240	$152	$566	$496	$3,560

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2021	2020	2019	2018	2017	Prior
	(In thousands)
December 31, 2021
1-4 family owner occupied - jumbo
800 and above	$31,137	$17,652	$8,491	$2,565	$7,516	$527	$—	$67,888
750-799	135,292	92,590	30,072	7,118	9,469	5,043	2,371	281,955
700-749	67,255	34,665	13,765	4,421	7,748	4,856	—	132,710
650-699	19,367	10,313	5,447	5,285	6,080	690	—	47,182
600-649	2,050	2,638	506	1,013	837	976	—	8,020
550-599	—	469	—	—	781	—	—	1,250
500-549	—	1,411	—	—	—	—	—	1,411
Under 500	—	—	—	—	607	—	—	607
Unknown	—	—	—	—	—	—	—	—
Total	$255,101	$159,738	$58,281	$20,402	$33,038	$12,092	$2,371	$541,023
Accrued interest excluded from total	$557	$370	$163	$77	$87	$33	$3	$1,290

1-4 family owner occupied - non-jumbo
800 and above	$6,185	$5,534	$3,756	$2,514	$3,566	$4,569	$4,026	$30,150
750-799	33,227	20,300	9,688	5,664	8,887	12,498	8,341	98,605
700-749	19,317	10,572	4,813	4,035	5,008	21,806	5,637	71,188
650-699	6,593	4,233	3,217	2,010	3,135	12,423	2,812	34,423
600-649	2,119	1,082	1,051	1,549	1,660	8,663	89	16,213
550-599	—	295	1,076	758	1,023	5,802	147	9,101
500-549	—	57	421	327	510	3,169	18	4,502
Under 500	—	616	284	394	250	684	—	2,228
Unknown	—	—	—	—	—	—	—	—
Total	$67,441	$42,689	$24,306	$17,251	$24,039	$69,614	$21,070	$266,410
Accrued interest excluded from total	$208	$97	$84	$58	$68	$226	$57	$798

	Mortgage - continued (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2021	2020	2019	2018	2017	Prior
	(In thousands)
December 31, 2021 - (continued)
1-4 family non-owner occupied
800 and above	$15,406	$1,786	$2,857	$1,459	$2,627	$5,058	$1,639	$30,832
750-799	44,201	21,885	10,517	3,667	6,956	10,004	5,117	102,347
700-749	16,486	7,807	2,764	1,878	966	6,095	2,756	38,752
650-699	6,617	3,095	257	299	248	6,019	955	17,490
600-649	125	57	108	282	174	2,051	381	3,178
550-599	—	25	—	192	—	1,121	—	1,338
500-549	—	—	—	55	—	638	50	743
Under 500	—	—	—	—	—	172	—	172
Unknown	—	—	—	—	—	—	—	—
Total	$82,835	$34,655	$16,503	$7,832	$10,971	$31,158	$10,898	$194,852
Accrued interest excluded from total	$171	$95	$46	$23	$33	$107	$38	$513

1-4 family - 2nd lien
800 and above	$415	$964	$426	$95	$266	$353	$8,465	$10,984
750-799	2,161	2,413	714	1,332	1,859	2,415	30,106	41,000
700-749	1,307	1,049	771	561	1,374	2,365	16,316	23,743
650-699	122	309	460	405	140	1,639	5,286	8,361
600-649	—	177	72	106	92	1,143	1,370	2,960
550-599	—	—	61	—	—	476	228	765
500-549	—	—	99	—	89	190	155	533
Under 500	—	—	54	3	60	16	250	383
Unknown	—	—	—	—	—	—	—	—
Total	$4,005	$4,912	$2,657	$2,502	$3,880	$8,597	$62,176	$88,729
Accrued interest excluded from total	$7	$9	$9	$5	$8	$34	$211	$283

Resort lending
800 and above	$—	$—	$—	$274	$—	$7,347	$—	$7,621
750-799	600	1,246	250	511	63	19,630	—	22,300
700-749	—	174	—	301	67	9,052	—	9,594
650-699	951	—	—	—	—	6,057	—	7,008
600-649	—	—	—	—	—	1,841	—	1,841
550-599	—	—	—	—	—	80	—	80
500-549	—	—	—	—	—	201	—	201
Under 500	—	—	—	—	—	—	—	—
Unknown	—	—	—	—	—	—	—	—
Total	$1,551	$1,420	$250	$1,086	$130	$44,208	$—	$48,645
Accrued interest excluded from total	$2	$3	$—	$3	$—	$106	$—	$114

Total Mortgage
800 and above	$53,143	$25,936	$15,530	$6,907	$13,975	$17,854	$14,130	$147,475
750-799	215,481	138,434	51,241	18,292	27,234	49,590	45,935	546,207
700-749	104,365	54,267	22,113	11,196	15,163	44,174	24,709	275,987
650-699	33,650	17,950	9,381	7,999	9,603	26,828	9,053	114,464
600-649	4,294	3,954	1,737	2,950	2,763	14,674	1,840	32,212
550-599	—	789	1,137	950	1,804	7,479	375	12,534
500-549	—	1,468	520	382	599	4,198	223	7,390
Under 500	—	616	338	397	917	872	250	3,390
Unknown	—	—	—	—	—	—	—	—
Total	$410,933	$243,414	$101,997	$49,073	$72,058	$165,669	$96,515	$1,139,659
Accrued interest excluded from total	$945	$574	$302	$166	$196	$506	$309	$2,998
(1)Credit scores have been updated within the last twelve months.

	Installment (1)
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
	(In thousands)
September 30, 2022
Boat lending
800 and above	$8,797	$6,608	$3,995	$3,775	$3,608	$9,778	$36,561
750-799	34,584	32,932	17,562	15,159	11,221	37,921	149,379
700-749	13,104	14,730	6,560	5,561	3,224	14,274	57,453
650-699	2,529	2,675	1,211	1,122	1,014	3,478	12,029
600-649	351	586	280	133	345	953	2,648
550-599	—	—	—	73	123	248	444
500-549	—	—	45	9	31	195	280
Under 500	—	—	—	—	27	32	59
Unknown	—	—	—	—	—	—	—
Total	$59,365	$57,531	$29,653	$25,832	$19,593	$66,879	$258,853
Accrued interest excluded from total	$123	$117	$69	$68	$43	$143	$563

Recreational vehicle lending
800 and above	$10,039	$6,680	$3,991	$4,026	$2,650	$8,859	$36,245
750-799	46,157	46,643	14,945	10,705	7,953	31,632	158,035
700-749	18,079	23,124	6,548	4,504	2,603	12,225	67,083
650-699	2,072	5,423	1,601	954	844	3,633	14,527
600-649	63	1,076	398	211	196	492	2,436
550-599	—	134	67	210	166	241	818
500-549	—	50	75	58	—	42	225
Under 500	—	66	—	10	—	4	80
Unknown	—	—	—	—	—	—	—
Total	$76,410	$83,196	$27,625	$20,678	$14,412	$57,128	$279,449
Accrued interest excluded from total	$167	$179	$61	$48	$33	$121	$609

Other
800 and above	$2,029	$1,355	$1,366	$913	$423	$1,734	$7,820
750-799	12,378	9,102	5,313	3,274	1,860	8,887	40,814
700-749	7,168	6,838	3,395	1,980	1,002	5,637	26,020
650-699	22,184	3,479	1,041	752	445	2,282	30,183
600-649	323	629	152	210	165	687	2,166
550-599	39	102	29	28	50	181	429
500-549	—	6	31	55	21	104	217
Under 500	—	1	59	12	16	52	140
Unknown	658	—	—	—	—	—	658
Total	$44,779	$21,512	$11,386	$7,224	$3,982	$19,564	$108,447
Accrued interest excluded from total	$61	$45	$27	$21	$13	$55	$222

Total installment
800 and above	$20,865	$14,643	$9,352	$8,714	$6,681	$20,371	$80,626
750-799	93,119	88,677	37,820	29,138	21,034	78,440	348,228
700-749	38,351	44,692	16,503	12,045	6,829	32,136	150,556
650-699	26,785	11,577	3,853	2,828	2,303	9,393	56,739
600-649	737	2,291	830	554	706	2,132	7,250
550-599	39	236	96	311	339	670	1,691
500-549	—	56	151	122	52	341	722
Under 500	—	67	59	22	43	88	279
Unknown	658	—	—	—	—	—	658
Total	$180,554	$162,239	$68,664	$53,734	$37,987	$143,571	$646,749
Accrued interest excluded from total	$351	$341	$157	$137	$89	$319	$1,394

	Installment - continued (1)
	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(In thousands)
December 31, 2021
Boat lending
800 and above	$7,513	$5,786	$6,015	$4,906	$2,968	$4,433	$31,621
750-799	47,434	24,968	21,052	15,681	9,797	10,971	129,903
700-749	19,180	9,724	8,263	6,467	3,109	4,953	51,696
650-699	3,845	1,679	2,301	1,223	1,166	1,378	11,592
600-649	373	419	209	327	185	604	2,117
550-599	237	81	91	113	115	191	828
500-549	—	49	—	85	—	67	201
Under 500	—	—	—	10	168	4	182
Unknown	—	—	—	—	—	—	—
Total	$78,582	$42,706	$37,931	$28,812	$17,508	$22,601	$228,140
Accrued interest excluded from total	$169	$102	$106	$69	$44	$47	$537

Recreational vehicle lending
800 and above	$8,475	$5,121	$5,837	$4,627	$2,456	$3,594	$30,110
750-799	66,834	22,707	17,173	11,973	5,281	6,794	130,762
700-749	32,702	9,500	6,169	3,768	1,657	2,343	56,139
650-699	7,390	2,423	1,842	948	649	905	14,157
600-649	990	408	291	333	152	111	2,285
550-599	271	100	163	318	6	72	930
500-549	39	21	105	62	26	91	344
Under 500	—	—	11	—	—	7	18
Unknown	—	—	—	—	—	—	—
Total	$116,701	$40,280	$31,591	$22,029	$10,227	$13,917	$234,745
Accrued interest excluded from total	$265	$93	$78	$56	$26	$28	$546

Other
800 and above	$2,328	$1,424	$1,493	$882	$357	$695	$7,179
750-799	13,923	9,093	6,074	3,175	2,183	2,731	37,179
700-749	10,791	5,426	3,301	1,899	906	2,194	24,517
650-699	20,167	1,715	1,249	657	561	1,332	25,681
600-649	761	368	272	190	284	357	2,232
550-599	159	42	127	167	46	154	695
500-549	8	53	56	55	38	98	308
Under 500	6	62	42	14	12	18	154
Unknown	975	—	—	—	—	—	975
Total	$49,118	$18,183	$12,614	$7,039	$4,387	$7,579	$98,920
Accrued interest excluded from total	$73	$40	$36	$19	$11	$38	$217

Total installment
800 and above	$18,316	$12,331	$13,345	$10,415	$5,781	$8,722	$68,910
750-799	128,191	56,768	44,299	30,829	17,261	20,496	297,844
700-749	62,673	24,650	17,733	12,134	5,672	9,490	132,352
650-699	31,402	5,817	5,392	2,828	2,376	3,615	51,430
600-649	2,124	1,195	772	850	621	1,072	6,634
550-599	667	223	381	598	167	417	2,453
500-549	47	123	161	202	64	256	853
Under 500	6	62	53	24	180	29	354
Unknown	975	—	—	—	—	—	975
Total	$244,401	$101,169	$82,136	$57,880	$32,122	$44,097	$561,805
Accrued interest excluded from total	$507	$235	$220	$144	$81	$113	$1,300
(1)Credit scores have been updated within the last twelve months.
Foreclosed residential real estate properties included in other real estate and repossessed assets on our Condensed Consolidated Statements of Financial Condition totaled $0.3 million and $0.2 million at September 30, 2022 and
December 31, 2021, respectively. Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $0.6 million and $0.6 million at September 30, 2022 and December 31, 2021, respectively.
During the nine months ended September 30, 2022, we sold $56.2 million of portfolio residential fixed rate mortgage loans servicing retained to private investors and recognized a gain on sale of $0.25 million. These transactions were done primarily for asset/liability management purposes.
5.    Shareholders’ Equity and Earnings Per Common Share
On December 17, 2021, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) to buy back up to 1,100,000 shares of our outstanding common stock through December 31, 2022. Shares would be repurchased through open market transactions, though we could execute repurchases through other means, such as privately negotiated transactions. The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, regulatory requirements, potential alternative uses for capital, and our financial performance. During the nine month periods ended September 30, 2022 and 2021 repurchases were made totaling 181,586 shares and 659,350 shares of common stock, respectively, for an aggregate purchase price of $4.0 million and $13.8 million, respectively.
A reconciliation of basic and diluted net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Net income	$17,297	$15,962	$48,265	$50,387

Weighted average shares outstanding (1)	21,058	21,516	21,106	21,696
Stock units for deferred compensation plan for non-employee directors	139	118	134	119
Effect of stock options	30	60	43	71
Performance share units	25	32	23	32
Weighted average shares outstanding for calculation of diluted earnings per share	21,252	21,726	21,306	21,918

Net income per common share
Basic (1)	$0.82	$0.74	$2.29	$2.32
Diluted	$0.81	$0.73	$2.27	$2.30
(1)Basic net income per common share includes weighted average common shares outstanding during the period and participating share awards.
Weighted average stock options outstanding that were not considered in computing diluted net income per common share because they were anti-dilutive were zero for the three and nine month periods ended September 30, 2022 and 2021, respectively.
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our derivative financial instruments according to the type of hedge in which they are designated follows:

	September 30, 2022
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Fair value hedge designation
Pay-fixed interest rate swap agreements - commercial	$6,491	6.6	$484
Pay-fixed interest rate swap agreements - securities available for sale	148,895	5.1	21,342
Total	$155,386	5.2	$21,826

No hedge designation
Rate-lock mortgage loan commitments	$76,383	0.1	$(6,356)
Mandatory commitments to sell mortgage loans	73,141	0.1	2,806
Pay-fixed interest rate swap agreements - mortgage	9,500	6.5	633
Pay-fixed interest rate swap agreements - commercial	258,686	5.5	18,560
Pay-variable interest rate swap agreements - commercial	258,686	5.5	(18,560)
Total	$676,396	4.3	$(2,917)

	December 31, 2021
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Fair value hedge designation
Pay-fixed interest rate swap agreements - commercial	$6,753	7.4	$(384)
Pay-fixed interest rate swap agreements - securities available for sale	148,895	5.8	4,413
Total	$155,648	5.9	$4,029

No hedge designation
Rate-lock mortgage loan commitments	$129,846	0.1	$2,140
Mandatory commitments to sell mortgage loans	97,737	0.1	(68)
Interest rate swaption agreement	10,000	0.2	186
Pay-fixed interest rate swap agreements - commercial	207,080	5.7	(5,179)
Pay-variable interest rate swap agreements - commercial	207,080	5.7	5,179
Interest rate cap agreements	90,000	1.3	35
Total	$741,743	3.4	$2,293
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	September 30, 2022		December 31, 2021		September 30, 2022		December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments
Pay-fixed interest rate swap agreements	Other assets	$21,826	Other assets	$4,413	Other liabilities	$—	Other liabilities	$384

Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	—	Other assets	2,140	Other liabilities	6,356	Other liabilities	—
Mandatory commitments to sell mortgage loans	Other assets	2,806	Other assets	—	Other liabilities	—	Other liabilities	68
Pay-fixed interest rate swap agreements - mortgage	Other assets	633	Other assets	—	Other liabilities	—	Other liabilities	—
Interest rate swaption agreement	Other assets	—	Other assets	186	Other liabilities	—	Other liabilities	—
Pay-fixed interest rate swap agreements - commercial	Other assets	18,568	Other assets	165	Other liabilities	8	Other liabilities	5,344
Pay-variable interest rate swap agreements - commercial	Other assets	8	Other assets	5,344	Other liabilities	18,568	Other liabilities	165
Interest rate cap agreements	Other assets	—	Other assets	35	Other liabilities	—	Other liabilities	—
		22,015		7,870		24,932		5,577
Total derivatives		$43,841		$12,283		$24,932		$5,961

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

		Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	Three Month Periods Ended September 30,
		2022	2021
Fair Value Hedges		(In thousands)
Pay-fixed interest rate swap agreement - commercial	Interest and fees on loans	$292	$63
Pay-fixed interest rate swap agreement - securities available for sale	Interest on securities available for sale - tax - exempt	5,881	617
Total		$6,173	$680
No hedge designation
Rate-lock mortgage loan commitments	Net gains on mortgage loans	$(1,284)	$(821)
Mandatory commitments to sell mortgage loans	Net gains on mortgage loans	2,250	579
Pay-fixed interest rate swap agreements - mortgage	Net gains on mortgage loans	(650)	—
Interest rate swaption agreement	Net gains on mortgage loans	—	2
Pay-fixed interest rate swap agreements - commercial	Interest income	9,015	908
Pay-variable interest rate swap agreements - commercial	Interest income	(9,015)	(908)
Pay-fixed interest rate swap agreements	Interest expense	—	57
Interest rate cap agreements	Interest expense	—	(5)
Purchased options	Interest expense	—	(70)
Written options	Interest expense	—	70
Total		$316	$(188)

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

		Gain (Loss) Recognized in Income
	Location of Gain (Loss) Recognized in Income	Nine Month Periods Ended September 30,
		2022	2021
		(In thousands)
Fair Value Hedges
Pay-fixed interest rate swap agreement - commercial	Interest and fees on loans	$868	$323
Pay-fixed interest rate swap agreement - securities available for sale	Interest on securities available for sale - tax - exempt	16,929	3,256
Total		$17,797	$3,579
No hedge designation
Rate-lock mortgage loan commitments	Net gains on mortgage loans	$(8,496)	$(3,485)
Mandatory commitments to sell mortgage loans	Net gains on mortgage loans	2,874	1,389
Pay-fixed interest rate swap agreements - mortgage	Net gains on mortgage loans	633	—
Interest rate swaption agreement	Net gains on mortgage loans	(186)	(25)
Pay-fixed interest rate swap agreements - commercial	Interest income	23,739	3,735
Pay-variable interest rate swap agreements - commercial	Interest income	(23,739)	(3,735)
Pay-fixed interest rate swap agreements	Interest expense	—	295
Interest rate cap agreements	Interest expense	245	6
Purchased options	Interest expense	—	(41)
Written options	Interest expense	—	41
Total		$(4,930)	$(1,820)
7.    Goodwill and Other Intangibles
The following table summarizes intangible assets, net of amortization:

	September 30, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets - core deposits	$11,916	$9,219	$11,916	$8,580
Unamortized intangible assets - goodwill	$28,300		$28,300

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
A summary of estimated core deposits intangible amortization at September 30, 2022 follows:

(In thousands)

Three months ending December 31, 2022	146
2023	547
2024	516
2025	487
2026	460
2027 and thereafter	541
Total	$2,697
8.    Share Based Compensation
We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.6 million shares of common stock as of September 30, 2022. The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.1 million shares of common stock as of September 30, 2022. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.
A summary of restricted stock and performance stock units (“PSU”) granted pursuant to our long-term incentive plan follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Restricted stock	2,000	—	60,787	85,584
PSU	—	—	19,748	23,981
The shares of restricted stock and PSUs shown in the above table cliff vest after a period of three years. The performance criteria of the PSUs is split evenly between a comparison of (i) our total shareholder return and (ii) our return on average assets each over the three year period starting on the grant date to these same criteria over that period to an index of our banking peers.
Our directors may elect to receive all or a portion of their cash retainer fees in the form of common stock (either on a current basis or on a deferred basis) pursuant to the non-employee director stock purchase plan referenced above. Shares equal in value to that portion of each director’s fees that he or she has elected to receive in stock on a current basis are issued each quarter and vest immediately. Shares issued on a deferred basis are credited at the rate of 90% of the current fair value of our common stock and vest immediately. During the nine month periods ended September 30, 2022 and 2021 we issued 0.013 million and 0.014 million shares, respectively and expensed their value during those same periods.
Total compensation expense recognized for grants pursuant to our long-term incentive plan was $0.4 million and $1.3 million during the three and nine month periods ended September 30, 2022, respectively, and was $0.4 million and $1.2 million during the same periods in 2021, respectively. The corresponding tax benefit relating to this expense was $0.1 million and $0.3 million for the three and nine month periods ended September 30, 2022, respectively and $0.1 million and $0.2 million for the same periods in 2021. Total expense recognized for non-employee director share based payments was $0.09 million and $0.28 million during the three and nine month periods ended September 30, 2022, respectively, and was $0.09 million and $0.28 million during the same periods in 2021, respectively. The corresponding tax benefit relating to this expense was $0.02 million and $0.06 million for the three and nine month periods ended September 30, 2022, respectively and $0.02 million and $0.06 million during the same periods in 2021.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
At September 30, 2022, the total expected compensation cost related to non-vested restricted stock and PSUs not yet recognized was $2.8 million. The weighted-average period over which this amount will be recognized is 1.9 years.
A summary of outstanding stock option grants and related transactions follows:

	Number of Shares	Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregated Intrinsic Value
				(In thousands)
Outstanding at January 1, 2022	80,839	$5.76
Granted	—
Exercised	(39,532)	3.14
Forfeited	—
Expired	—
Outstanding at September 30, 2022	41,307	$8.27	1.7	$449

Vested and expected to vest at September 30, 2022	41,307	$8.27	1.7	$449
Exercisable at September 30, 2022	41,307	$8.27	1.7	$449
A summary of outstanding non-vested restricted stock and PSUs and related transactions follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2022	234,226	$21.64
Granted	80,535	26.22
Vested	(55,875)	22.92
Forfeited	(12,888)	22.19
Outstanding at September 30, 2022	245,998	$22.82
Certain information regarding options exercised during the periods follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Intrinsic value	$322	$19	$746	$720
Cash proceeds received	$52	$5	$124	$109
Tax benefit realized	$68	$4	$157	$151
9.    Income Tax
Income tax expense was $4.0 million and $3.7 million during the three month periods ended September 30, 2022 and 2021, respectively and $10.9 million and $11.5 million during the nine months ended September 30, 2022 and 2021, respectively. Our actual federal income tax expense is different than the amount computed by applying our statutory income tax rate to our income before income tax primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance. In addition, the three and nine month periods ending September 30, 2022 include reductions of $0.06 million and $0.14 million, respectively, of income tax expense related to the impact of the excess value of stock awards that vested and stock options that were exercised as compared to the initial fair values that were expensed. These amounts during the same periods in 2021 were $0.003 million and $0.168 million, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. The ultimate realization of this asset is primarily based on generating future income. We concluded at September 30, 2022, September 30, 2021 and December 31, 2021 that the realization of substantially all of our deferred tax assets continues to be more likely than not.
At both September 30, 2022 and December 31, 2021, we had approximately $0.2 million, respectively, of gross unrecognized tax benefits. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the remainder of 2022.
10.    Regulatory Matters
Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits. As of September 30, 2022, the Bank had positive undivided profits of $127.0 million. It is not our intent to have dividends paid in amounts that would reduce the capital of our Bank to levels below those which we consider prudent or that would not be in accordance with guidelines of regulatory authorities.
We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can result in certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our interim condensed consolidated financial statements. In addition, capital adequacy rules include a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. To avoid limits on capital distributions and certain discretionary bonus payments we must meet the minimum ratio for adequately capitalized institutions plus the buffer. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of September 30, 2022 and December 31, 2021, categorized our Bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our actual capital amounts and ratios follow (1):

	Actual		Minimum for Adequately Capitalized Institutions		Minimum for Well-Capitalized Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2022
Total capital to risk-weighted assets
Consolidated	$524,440	13.58%	$309,062	8.00%	NA	NA
Independent Bank	469,579	12.17	308,743	8.00	$385,929	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$436,130	11.29%	$231,796	6.00%	NA	NA
Independent Bank	421,318	10.92	231,558	6.00	$308,743	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$397,711	10.29%	$173,847	4.50%	NA	NA
Independent Bank	421,318	10.92	173,668	4.50	$250,854	6.50%

Tier 1 capital to average assets
Consolidated	$436,130	8.77%	$198,874	4.00%	NA	NA
Independent Bank	421,318	8.47	198,893	4.00	$248,616	5.00%

December 31, 2021
Total capital to risk-weighted assets
Consolidated	$488,495	14.53%	$268,991	8.00%	NA	NA
Independent Bank	438,352	13.05	268,808	8.00	$336,011	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$406,645	12.09%	$201,743	6.00%	NA	NA
Independent Bank	396,351	11.80	201,606	6.00	$268,808	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$368,277	10.95%	$151,307	4.50%	NA	NA
Independent Bank	396,351	11.80	151,205	4.50	$218,407	6.50%

Tier 1 capital to average assets
Consolidated	$406,645	8.79%	$185,034	4.00%	NA	NA
Independent Bank	396,351	8.57	185,077	4.00	$231,347	5.00%
_______________________________________

(1)	These ratios do not reflect a capital conservation buffer of 2.50% at September 30, 2022 and December 31, 2021.
NA - Not applicable

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
	(In thousands)
Total shareholders' equity	$332,308	$398,484	$355,915	$426,558
Add (deduct)
Accumulated other comprehensive income (loss) for regulatory purposes	91,248	(6,298)	91,248	(6,298)
Goodwill and other intangibles	(30,997)	(31,636)	(30,997)	(31,636)
CECL (1)	5,152	7,727	5,152	7,727
Common equity tier 1 capital	397,711	368,277	421,318	396,351
Qualifying trust preferred securities	38,419	38,368	—	—
Tier 1 capital	436,130	406,645	421,318	396,351
Subordinated debt	40,000	40,000	—	—
Allowance for credit losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	48,310	41,850	48,261	42,001
Total risk-based capital	$524,440	$488,495	$469,579	$438,352

(1)	We elected the three year CECL transition method for regulatory purposes.
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
	(In thousands)
September 30, 2022:
Measured at Fair Value on a Recurring Basis
Assets
Securities available for sale
U.S. agency	$12,461	$—	$12,461	$—
U.S. agency residential mortgage-backed	93,335	—	93,335	—
U.S. agency commercial mortgage-backed	14,334	—	14,334	—
Private label mortgage-backed	96,253	—	96,253	—
Other asset backed	214,038	—	214,038	—
Obligations of states and political subdivisions	294,629	—	294,629	—
Corporate	77,804	—	77,804	—
Trust preferred	919	—	919	—
Foreign government	499	—	499	—
Loans held for sale, carried at fair value	9,091	—	9,091	—
Capitalized mortgage loan servicing rights	43,158	—	—	43,158
Derivatives (1)	43,841	—	43,841	—
Liabilities
Derivatives (2)	24,932	—	24,932	—

Measured at Fair Value on a Non-recurring Basis:
Assets
Collateral dependent loans (3)
Commercial
Commercial and industrial	200	—	—	200
Commercial real estate	55	—	—	55
Mortgage
1-4 family owner occupied - non-jumbo	750	—	—	750
1-4 family non-owner occupied	50	—	—	50
1-4 family - 2nd lien	169	—	—	169
Resort lending	25	—	—	25
Installment
Boat lending	35	—	—	35
Recreational vehicle lending	46	—	—	46
Other	76	—	—	76
_________________________________
(1)Included in accrued income and other assets
(2)Included in accrued expenses and other liabilities
(3)Only includes individually evaluated loans with specific loss allocations based on collateral value.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

		Fair Value Measurements Using
	Fair Value Measure- ments	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
December 31, 2021:
Measured at Fair Value on a Recurring Basis
Assets
Securities available for sale
U.S. agency	$34,674	$—	$34,674	$—
U.S. agency residential mortgage-backed	307,985	—	307,985	—
U.S. agency commercial mortgage-backed	22,926	—	22,926	—
Private label mortgage-backed	102,615	—	102,615	—
Other asset backed	216,170	—	216,170	—
Obligations of states and political subdivisions	576,076	—	576,076	—
Corporate	149,959	—	149,959	—
Trust preferred	1,919	—	1,919	—
Foreign government	506	—	506	—
Loans held for sale, carried at fair value	55,470	—	55,470	—
Capitalized mortgage loan servicing rights	26,232	—	—	26,232
Derivatives (1)	12,283	—	12,283	—
Liabilities
Derivatives (2)	5,961	—	5,961	—

Measured at Fair Value on a Non-recurring Basis:
Assets
Collateral dependent loans (3)
Commercial
Commercial and industrial	274	—	—	274
Commercial real estate	65	—	—	65
Mortgage
1-4 family owner occupied - non-jumbo	516	—	—	516
1-4 family non-owner occupied	130	—	—	130
1-4 family - 2nd lien	121	—	—	121
Resort lending	77	—	—	77
Installment
Boat lending	51	—	—	51
Recreational vehicle lending	77	—	—	77
Other	45	—	—	45
_________________________________
(1)Included in accrued income and other assets
(2)Included in accrued expenses and other liabilities
(3)Only includes impaired loans with specific loss allocations based on collateral value.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the Nine- Month Periods Ended September 30 for items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Net Gains on Assets	Mortgage Loan Servicing, net	Total Change in Fair Values Included in Current Period Earnings
	Mortgage Loans
	(In thousands)
2022
Loans held for sale	$(1,518)	$—	$(1,518)
Capitalized mortgage loan servicing rights	—	11,689	11,689

2021
Loans held for sale	(2,299)	—	(2,299)
Capitalized mortgage loan servicing rights	—	(1,333)	(1,333)
For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends received.
The following represent impairment charges recognized during the three and nine month periods ended September 30, 2022 and 2021 relating to assets measured at fair value on a non-recurring basis:
•Loans that are individually evaluated using the fair value of collateral for collateral dependent loans had a carrying amount of $1.4 million, which is net of a valuation allowance of $0.7 million at September 30, 2022, and had a carrying amount of $1.4 million, which is net of a valuation allowance of $0.6 million at December 31, 2021. The provision for credit losses included in our results of operations relating to collateral dependent loans was a net expense of $0.3 million and $0.2 million for the three month periods ending September 30, 2022 and 2021, respectively, and a net expense of $0.4 million and $0.2 million for the nine month periods ending September 30, 2022 and 2021, respectively.
•Other real estate, which is measured using the fair value of the property, had a carrying amount of zero which is net of a valuation allowance of $0.03 million, at December 31, 2021. We did not have any other real estate measured using the fair value of property at September 30, 2022. Charges included in our results of operations relating to other real estate measured at fair value were all zero during the three and nine month periods ended September 30, 2022 and 2021.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
A reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Capitalized Mortgage Loan Servicing Rights
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Beginning balance	$39,477	$22,431	$26,232	$16,904
Total gains (losses) realized and unrealized:
Included in results of operations	2,093	(752)	11,689	(1,333)
Included in other comprehensive loss	—	—	—	—
Purchases, issuances, settlements, maturities and calls	1,588	2,529	5,237	8,637
Transfers in and/or out of Level 3	—	—	—	—
Ending balance	$43,158	$24,208	$43,158	$24,208

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30	$2,093	$(752)	$11,689	$(1,333)
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

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)
September 30, 2022
Capitalized mortgage loan servicing rights	$43,158	Present value of net servicing revenue	Discount rate	10.00% to 15.39%	10.12%
			Cost to service	$67 to $194	$77
			Ancillary income	20 to 35	21
			Float rate	4.14%	4.14%
			Prepayment rate	7.03% to 31.31%	7.74%
December 31, 2021
Capitalized mortgage loan servicing rights	$26,232	Present value of net servicing revenue	Discount rate	10.00% to 13.00%	10.07%
			Cost to service	$67 to $281	$78
			Ancillary income	20 to 30	21
			Float rate	1.36%	1.36%
			Prepayment rate	7.02% to 44.21%	13.92%

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)
September 30, 2022
Collateral dependent loans
Commercial	$255	Sales comparison approach	Adjustment for differences between comparable sales	0.0% to 12.0%	1.2%
Mortgage and Installment(1)	1,151	Sales comparison approach	Adjustment for differences between comparable sales	(73.3) to 65.2	(2.2)

December 31, 2021
Collateral dependent loans
Commercial	$339	Sales comparison approach	Adjustment for differences between comparable sales	(12.5)% to 12.0%	1.5%
Mortgage and Installment(1)	1,017	Sales comparison approach	Adjustment for differences between comparable sales	(30.1) to 29.3	0.2

(1)
In addition to the valuation techniques and unobservable inputs discussed above, at September 30, 2022 and December 31, 2021 certain collateral dependent installment loans totaling approximately $0.16 million and $0.17 million, respectively, are secured by collateral other than real estate. For the majority of these loans, we apply internal discount rates to industry valuation guides.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
September 30, 2022	$9,091	$(467)	$9,558
December 31, 2021	55,470	1,051	54,419
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The estimated recorded book balances and fair values follow:

			Fair Value Using
	Recorded Book Balance	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
September 30, 2022
Assets
Cash and due from banks	$57,059	$57,059	$57,059	$—	$—
Interest bearing deposits	13,573	13,573	13,573	—	—
Securities available for sale	804,272	804,272	—	804,272	—
Securities held to maturity	379,429	341,129	—	341,129	—
Federal Home Loan Bank and Federal
Reserve Bank Stock	17,653	NA	NA	NA	NA
Net loans and loans held for sale	3,367,807	3,007,609	—	9,091	2,998,518
Accrued interest receivable	14,613	14,613	3	6,133	8,477
Derivative financial instruments	43,841	43,841	—	43,841	—

Liabilities
Deposits with no stated maturity (1)	$3,919,893	$3,919,893	$3,919,893	$—	$—
Deposits with stated maturity (1)	407,135	400,149	—	400,149	—
Other borrowings	86,707	86,707	—	86,707	—
Subordinated debt	39,414	41,106	—	41,106	—
Subordinated debentures	39,643	39,245	—	39,245	—
Accrued interest payable	1,458	1,458	201	1,257	—
Derivative financial instruments	24,932	24,932	—	24,932	—

December 31, 2021
Assets
Cash and due from banks	$51,069	$51,069	$51,069	$—	$—
Interest bearing deposits	58,404	58,404	58,404	—	—
Securities available for sale	1,412,830	1,412,830	—	1,412,830	—
Federal Home Loan Bank and Federal
Reserve Bank Stock	18,427	NA	NA	NA	NA
Net loans and loans held for sale	2,948,074	2,931,079	35,233	55,470	2,840,376
Accrued interest receivable	12,865	12,865	1	6,028	6,836
Derivative financial instruments	12,283	12,283	—	12,283	—

Liabilities
Deposits with no stated maturity (1)	$3,781,298	$3,781,298	$3,781,298	$—	$—
Deposits with stated maturity (1)	335,792	336,006	—	336,006	—
Other borrowings	30,009	30,155	—	30,155	—
Subordinated debt	39,357	44,999	—	44,999	—
Subordinated debentures	39,592	33,866	—	33,866	—
Accrued interest payable	497	497	67	430	—
Derivative financial instruments	5,961	5,961	—	5,961	—

(1)
Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $585.707 million and $562.210 million at September 30, 2022 and December 31, 2021, respectively. Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $30.728 million and $24.416 million at September 30, 2022 and December 31, 2021, respectively.

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
13.    Contingencies

Pressures from heightened inflation, increased interest rates, rising energy prices, supply chain disruptions, concerns over the Russia-Ukraine war, and foreign currency exchange rate fluctuations have created, and continue to create, significant economic uncertainty. Inflation remains elevated, exceeding an annual rate of 8.0% in the third quarter of 2022, well above the Federal Reserve Board’s target inflation rate. In September 2022, the Federal Reserve Board raised interest rates by 75 basis points for the third consecutive time in order to combat inflation, and officials expect rates to continue to rise into 2023. Further, the Russia-Ukraine war and related events are likely to create additional pressure on inflation and economic activity. The resulting responses by the U.S. and other countries (including the imposition of economic sanctions and export restrictions), and the potential for wider conflict has increased volatility and uncertainty in global financial markets, and could result in significant market disruptions, including in our customers’ industries or sectors.

The extent to which these pressures may impact our business, results of operations, asset valuations, financial condition, and customers will depend on future developments, which continue to be highly uncertain and difficult to predict. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, securities available for sale, securities held to maturity, loans, capitalized mortgage loan servicing rights or deferred tax assets.

At September 30, 2022, we had no commercial loans in forbearance. We continue to closely monitor and analyze the higher risk segments within our portfolio, and senior management is cautiously optimistic that we are positioned to continue managing the impact of the varied set of risks and uncertainties currently impacting the global economy. However, a high degree of uncertainty still exists with respect to the impact of the fluid global economic conditions on the future performance of our loan portfolio.
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
Visa Stock
We own 12,566 shares of VISA Class B common stock. At the present time, these shares can only be sold to other Class B shareholders. As a result, there has generally been limited transfer activity in private transactions between buyers and sellers. Given the limited activity that we have become aware of and the continuing uncertainty regarding the likelihood, ultimate timing and eventual exchange rate for Class B shares into Class A shares, we continue to carry these shares at

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
zero, representing cost basis less impairment. However, given the current conversion ratio of 1.6059 Class A shares for every 1 Class B share and the closing price of VISA Class A shares on October 27, 2022 of $204.29 per share, our 12,566 Class B shares would have a current “value” of approximately $4.1 million. We continue to monitor Class B trading activity and the status of the resolution of certain litigation matters at VISA that would trigger the conversion of Class B common shares into Class A common shares, which would not have any trading restrictions.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
14.    Accumulated Other Comprehensive Income (Loss) (“AOCIL”)
A summary of changes in AOCIL follows:

	Unrealized Gains (Losses) on Securities AFS	Unrealized Losses on Securities Transferred to Securities HTM (1)	Dispropor- tionate Tax Effects from Securities AFS	Total
	(In thousands)
For the three months ended September 30, 2022
Balances at beginning of period	$(59,335)	$(19,870)	$(5,798)	$(85,003)
Other comprehensive income (loss) before reclassifications	(12,895)	853	—	(12,042)
Amounts reclassified from AOCIL	—	—	—	—
Net current period other comprehensive income (loss)	(12,895)	853	—	(12,042)
Balances at end of period	$(72,230)	$(19,017)	$(5,798)	$(97,045)

2021
Balances at beginning of period	$14,214	$—	$(5,798)	$8,416
Other comprehensive loss before reclassifications	(1,322)	—	—	(1,322)
Amounts reclassified from AOCIL	4	—	—	4
Net current period other comprehensive loss	(1,318)	—	—	(1,318)
Balances at end of period	$12,896	$—	$(5,798)	$7,098

For the nine months ended September 30, 2022
Balances at beginning of period	$6,299	$—	$(5,798)	$501
Other comprehensive loss before reclassifications	(78,312)	(19,017)	—	(97,329)
Amounts reclassified from AOCIL	(217)	—	—	(217)
Net current period other comprehensive loss	(78,529)	(19,017)	—	(97,546)
Balances at end of period	$(72,230)	$(19,017)	$(5,798)	$(97,045)

2021
Balances at beginning of period	$15,822	$—	$(5,798)	$10,024
Other comprehensive loss before reclassifications	(4,049)	—	—	(4,049)
Amounts reclassified from AOCIL	1,123	—	—	1,123
Net current period other comprehensive loss	(2,926)	—	—	(2,926)
Balances at end of period	$12,896	$—	$(5,798)	$7,098
(1)Represents the remaining unrealized loss to be accreted on securities that were transferred from AFS to HTM on April 1, 2022.
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
A summary of reclassifications out of each component of AOCIL for the three months ended September 30 follows:

AOCIL Component	Amount Reclassified From AOCIL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2022
Unrealized gains (losses) on securities available for sale
	$—	Net gains (losses) on securities available for sale
	—	Income tax expense
	$—	Reclassifications, net of tax

2021
Unrealized gains (losses) on securities available for sale
	$5	Net gains (losses) on securities available for sale
	1	Income tax expense
	$4	Reclassifications, net of tax
A summary of reclassifications out of each component of AOCIL for the nine months ended September 30 follows:

AOCIL Component	Amount Reclassified From AOCIL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2022
Unrealized gains (losses) on securities available for sale
	$(275)	Net gains (losses) on securities available for sale
	(58)	Income tax expense
	$(217)	Reclassifications, net of tax

2021
Unrealized gains (losses) on securities available for sale
	$1,421	Net gains (losses) on securities available for sale
	298	Income tax expense
	$1,123	Reclassifications, net of tax

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
15.    Revenue from Contracts with Customers
We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. We derive the majority of our revenue from financial instruments and their related contractual rights and obligations which for the most part are excluded from the scope of this topic. These sources of revenue that are excluded from the scope of this topic include interest income, net gains on mortgage loans, net gains (losses) on securities AFS, mortgage loan servicing, net and bank owned life insurance and were approximately 83.7% and 85.1% of total revenues for the nine month periods ending September 30, 2022 and 2021, respectively.
Material sources of revenue that are included in the scope of this topic include service charges on deposit accounts, other deposit related income, interchange income and investment and insurance commissions and are discussed in the following paragraphs. Generally these sources of revenue are earned at the time the service is delivered or over the course of a monthly period and do not result in any contract asset or liability balance at any given period end. As a result, there were no contract assets or liabilities recorded as of September 30, 2022 and December 31, 2021.
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
Net (gains) losses on other real estate and repossessed assets: We record a gain or loss from the sale of other real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. If we were to finance the sale of other real estate to the buyer, we would assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction is probable. Once these criteria are met, the other real estate asset would be derecognized and the gain or loss on sale would be recorded upon the transfer of control of the property to the buyer. There were no other real estate properties sold during the nine month periods ending September 30, 2022 and 2021 that were financed by us.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Disaggregation of our revenue sources by attribute follows:

Three months ending September 30, 2022
	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$2,492	$—	$—	$—	$2,492
Account service charges	436	—	—	—	436
ATM fees	—	318	—	—	318
Other	—	239	—	—	239
Business
Overdraft fees	154	—	—	—	154
ATM fees	—	8	—	—	8
Other	—	79	—	—	79
Interchange income	—	—	4,049	—	4,049
Asset management revenue	—	—	—	433	433
Transaction based revenue	—	—	—	316	316

Total	$3,082	$644	$4,049	$749	$8,524

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$644
Investment and insurance commissions					749
Bank owned life insurance (1)					59
Other (1)					1,138
Total					$2,590
(1)Excluded from the scope of ASC Topic 606.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Three months ending September 30, 2021
	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$2,699	$—	$—	$—	$2,699
Account service charges	107	—	—	—	107
ATM fees	—	336	—	—	336
Other	—	179	—	—	179
Business
Overdraft fees	138	—	—	—	138
ATM fees	—	8	—	—	8
Other	—	79	—	—	79
Interchange income	—	—	4,237	—	4,237
Asset management revenue	—	—	—	444	444
Transaction based revenue	—	—	—	234	234

Total	$2,944	$602	$4,237	$678	$8,461

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$602
Investment and insurance commissions					678
Bank owned life insurance (1)					145
Other (1)					1,452
Total					$2,877
(1)Excluded from the scope of ASC Topic 606.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Nine months ending September 30, 2022
	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$7,497	$—	$—	$—	$7,497
Account service charges	1,209	—	—	—	1,209
ATM fees	—	905	—	—	905
Other	—	727	—	—	727
Business
Overdraft fees	429	—	—	—	429
ATM fees	—	22	—	—	22
Other	—	237	—	—	237
Interchange income	—	—	10,553	—	10,553
Asset management revenue	—	—	—	1,355	1,355
Transaction based revenue	—	—	—	814	814

Total	$9,135	$1,891	$10,553	$2,169	$23,748

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$1,891
Investment and insurance commissions					2,169
Bank owned life insurance (1)					302
Other (1)					3,635
Total					$7,997
(1)Excluded from the scope of ASC Topic 606.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Nine months ending September 30, 2021
	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$5,746	$—	$—	$—	$5,746
Account service charges	950	—	—	—	950
ATM fees	—	817	—	—	817
Other	—	552	—	—	552
Business
Overdraft fees	482	—	—	—	482
ATM fees	—	18	—	—	18
Other	—	238	—	—	238
Interchange income	—	—	10,739	—	10,739
Asset management revenue	—	—	—	1,227	1,227
Transaction based revenue	—	—	—	668	668

Total	$7,178	$1,625	$10,739	$1,895	$21,437

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$1,625
Investment and insurance commissions					1,895
Bank owned life insurance (1)					411
Other (1)					2,847
Total					$6,778
(1)Excluded from the scope of ASC Topic 606.
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
Leases are classified as operating or finance leases at the lease commencement date (we did not have any finance leases as of September 30, 2022). Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. The ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of the lease payment over the lease term.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.
The cost components of our operating leases follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Operating lease cost	$410	$424	$1,233	$1,259
Variable lease cost	25	15	66	46
Short-term lease cost	20	17	57	47
Total	$455	$456	$1,356	$1,352
Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities.
Supplemental balance sheet information related to our operating leases follows:

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Lease right of use asset (1)	$6,082	$6,481
Lease liabilities (2)	$6,173	$6,602

Weighted average remaining lease term (years)	5.96	6.50
Weighted average discount rate	2.4%	2.3%
(1)Included in Accrued income and other assets in our Condensed Consolidated Statements of Financial Condition.
(2)Included in Accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition.
Maturity analysis of our lease liabilities at September 30, 2022 based on required contractual payments follows:

(In thousands)

Three months ending December 31, 2022	$428
2023	1,527
2024	1,026
2025	970
2026	801
2027 and thereafter	1,832
Total lease payments	6,584
Less imputed interest	(411)
Total	$6,173

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
Overview. We provide banking services to customers located primarily in Michigan’s Lower Peninsula. We also have a loan production office in Fairlawn, Ohio. As a result, our success depends to a great extent upon the economic conditions in Michigan’s Lower Peninsula.
Recent Developments. Pressures from heightened inflation, increased interest rates, rising energy prices, supply chain disruptions, concerns over the Russia-Ukraine war, and foreign currency exchange rate fluctuations have created, and continue to create, significant economic uncertainty. Inflation remains elevated, exceeding an annual rate of 8.0% in the third quarter of 2022, well above the Federal Reserve Board’s target inflation rate. In September 2022, the Federal Reserve Board raised interest rates by 75 basis points for the third consecutive time in order to combat inflation, and officials expect rates to continue to rise into 2023. Further, the Russia-Ukraine war and related events are likely to create additional pressure on inflation and economic activity. The resulting responses by the U.S. and other countries (including the imposition of economic sanctions and export restrictions), and the potential for wider conflict has increased volatility and uncertainty in global financial markets, and could result in significant market disruptions, including in our customers’ industries or sectors.

The extent to which these pressures may impact our business, results of operations, asset valuations, financial condition, and customers will depend on future developments, which continue to be highly uncertain and difficult to predict. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, securities available for sale ("AFS"), securities held to maturity ("HTM"), loans, capitalized mortgage loan servicing rights or deferred tax assets.

It is against this backdrop that we discuss our results of operations and financial condition in the first three quarters of 2022 as compared to earlier periods.
RESULTS OF OPERATIONS
Summary. We recorded net income of $17.3 million and $16.0 million during the three months ended September 30, 2022 and 2021, respectively. The increase in 2022 third quarter results as compared to 2021 is primarily due to an increase in net-interest income and a decrease in non-interest expense that were partially offset by a decrease in non-interest income and increases in the provision for credit losses and income tax expense.
We recorded net income of $48.3 million and $50.4 million during the nine months ended September 30, 2022 and 2021, respectively. The decrease in 2022 year-to-date results as compared to 2021 is primarily due to an increase in the provision for credit losses and a decrease in non-interest income that was partially offset by an increase in net-interest income and a decrease in non-interest expense and income tax expense.

Index
Key performance ratios

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income (annualized) to
Average assets	1.40%	1.40%	1.35%	1.53%
Average shareholders’ equity	20.48%	15.93%	18.56%	17.32%

Net income per common share
Basic	$0.82	$0.74	$2.29	$2.32
Diluted	0.81	0.73	2.27	2.30

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
Our net interest income totaled $39.9 million during the third quarter of 2022, an increase of $6.1 million, or 18.0% from the year-ago period. This increase primarily reflects a $313.6 million increase in average interest-earning assets as well as a 31 basis point increase in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”).
For the first nine months of 2022, net interest income totaled $109.0 million, an increase of $13.5 million, or 14.1% from 2021. This increase primarily reflects a 342.4 million increase in average interest-earning assets and a 16 basis point increase in our net interest margin.
The increase in average interest-earning assets in 2022 as compared to 2021 primarily reflects growth in commercial, mortgage and installment loans funded from an increase in deposits.
Interest and fees on loans include zero and $0.8 million of accretion of net loan fees on PPP loans in the third quarter and first nine months of 2022, respectively, compared to $2.6 million and $6.5 million for the third quarter and first nine months of 2021, respectively.
Our net interest income is also impacted by our level of non-accrual loans. In the third quarter and first nine months of 2022, non-accrual loans averaged $4.0 million and $4.6 million, respectively. In the third quarter and first nine months of 2021, non-accrual loans averaged $5.3 million and $6.4 million, respectively. In addition, in the third quarter and first nine months of 2022 we had net recoveries of $0.1 million and $0.4 million, respectively of unpaid interest on loans placed on or taken off non-accrual or on loans previously charged-off compared to net recoveries of $0.3 million and $0.9 million, respectively, during the same periods in 2021.

Index
Average Balances and Tax Equivalent Rates

	Three Months Ended September 30,
	2022			2021
	Average Balance	Interest	Rate (2)	Average Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$3,353,102	$37,019	4.39%	$2,896,552	$30,061	4.13%
Tax-exempt loans (1)	7,519	92	4.85	7,148	90	5.00
Taxable securities	891,677	5,329	2.39	951,445	3,922	1.65
Tax-exempt securities (1)	334,526	2,727	3.26	365,937	2,070	2.26
Interest bearing cash	5,830	28	1.91	57,153	23	0.16
Other investments	17,653	192	4.32	18,427	181	3.90
Interest Earning Assets	4,610,307	45,387	3.92	4,296,662	36,347	3.37
Cash and due from banks	62,340			57,151
Other assets, net	212,194			159,961
Total Assets	$4,884,841			$4,513,774

Liabilities
Savings and interest-bearing checking	$2,548,213	2,803	0.44	$2,317,142	695	0.12
Time deposits	402,466	822	0.81	314,394	395	0.50
Other borrowings	124,531	1,403	4.47	108,908	962	3.50
Interest Bearing Liabilities	3,075,210	5,028	0.65	2,740,444	2,052	0.30
Non-interest bearing deposits	1,376,279			1,303,401
Other liabilities	98,232			72,387
Shareholders’ equity	335,120			397,542

Total liabilities and shareholders’ equity	$4,884,841			$4,513,774

Net Interest Income		$40,359			$34,295

Net Interest Income as a Percent of Average Interest Earning Assets			3.49%			3.18%
_________________________________
(1)Interest on tax-exempt loans and securities available for sale is presented on a fully tax equivalent basis assuming a marginal tax rate of 21%.
(2)Annualized

Index
Average Balances and Tax Equivalent Rates

	Nine Months Ended September 30,
	2022			2021
	Average Balance	Interest	Rate (2)	Average Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$3,155,410	$96,742	4.09%	$2,859,207	$86,126	4.02%
Tax-exempt loans (1)	7,922	281	4.74	6,801	256	5.03
Taxable securities	978,668	14,831	2.02	881,465	10,374	1.57
Tax-exempt securities(1)	336,123	6,950	2.76	347,873	5,845	2.24
Interest bearing cash	36,761	94	0.34	76,533	74	0.13
Other investments	17,806	557	4.18	18,427	555	4.03
Interest Earning Assets	4,532,690	119,455	3.52	4,190,306	103,230	3.29
Cash and due from banks	59,851			55,883
Other assets, net	196,406			155,701
Total Assets	$4,788,947			$4,401,890

Liabilities
Savings and interest-bearing checking	$2,528,655	4,232	0.22	$2,239,887	2,059	0.12
Time deposits	365,245	1,376	0.50	319,792	1,429	0.60
Other borrowings	116,774	3,463	3.96	108,866	2,888	3.55
Interest Bearing Liabilities	3,010,674	9,071	0.40	2,668,545	6,376	0.32
Non-interest bearing deposits	1,342,228			1,279,006
Other liabilities	88,281			65,464
Shareholders’ equity	347,764			388,875

Total liabilities and shareholders’ equity	$4,788,947			$4,401,890

Net Interest Income		$110,384			$96,854

Net Interest Income as a Percent of Average Interest Earning Assets			3.25%			3.09%

_________________________________
(1)Interest on tax-exempt loans and securities available for sale is presented on a fully tax equivalent basis assuming a marginal tax rate of 21%.
(2)Annualized

Index
Reconciliation of Non-GAAP Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Net Interest Margin, Fully Taxable Equivalent ("FTE")

Net interest income	$39,897	$33,803	$108,959	$95,480
Add: taxable equivalent adjustment	462	492	1,425	1,374
Net interest income - taxable equivalent	$40,359	$34,295	$110,384	$96,854
Net interest margin (GAAP) (1)	3.45%	3.13%	3.21%	3.04%
Net interest margin (FTE) (1)	3.49%	3.18%	3.25%	3.09%
(1)Annualized.
Provision for credit losses. The provision for credit losses was an expense of $3.1 million and a credit of $0.7 million for the three months ended September 30, 2022 and 2021, respectively. During the nine-month periods ended September 30, 2022 and 2021, the provision for credit losses was an expense of $4.0 million and a credit of $2.6 million, respectively. The provision reflects our assessment of the allowance for credit losses (the “ACL”) taking into consideration factors such as loan growth, loan mix, levels of non-performing and classified loans, economic conditions and loan net charge-offs. While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors. See “Portfolio Loans and asset quality” for a discussion of the various components of the ACL and their impact on the provision for credit losses in 2022. The increase in the provision for credit losses expense from the prior year period is primarily due to a decrease in gross recoveries of previously charged-off commercial and retail loans, an increase in the adjustment to allocations based on subjective factors and an increase in net newly allocated losses in the commercial and retail loan portfolios primarily due to loan growth and change in mix.
Non-interest income. Non-interest income is a significant element in assessing our results of operations. Non-interest income totaled $16.9 million during the third quarter of 2022 compared to $19.7 million in the third quarter of 2021. For the first nine months of 2022, non-interest income totaled $50.4 million compared to $60.9 million for the first nine months of 2021.
The components of non-interest income are as follows:
Non-Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Interchange income	$4,049	$4,237	$10,553	$10,739
Service charges on deposit accounts	3,082	2,944	9,135	7,178
Net gains on assets
Mortgage loans	2,857	8,361	4,945	30,280
Securities	—	5	(275)	1,421
Mortgage loan servicing, net	4,283	1,271	18,086	4,476
Investment and insurance commissions	750	678	2,170	1,895
Bank owned life insurance	59	145	302	411
Other	1,781	2,054	5,525	4,472
Total non-interest income	$16,861	$19,695	$50,441	$60,872

Index
Interchange income decreased on a comparative quarterly and year-to-date basis in 2022 as compared to 2021. The quarterly and year-to-date decreases were due to lower rate earned on debit card transactions that was partially offset by an increase in volume of these transactions.
Service charges on deposit accounts increased on a comparative quarterly and year-to-date basis in 2022 as compared to 2021. The quarterly and year-to-date increases were principally due to increases in non-sufficient funds occurrences (and related fees) and an increase in treasury management fees.
As reflected in the table below, net gains on the sale of mortgage loans dropped significantly on both a quarterly and a year-to-date basis in 2022 compared to 2021. Mortgage loan activity is summarized as follows:
Mortgage Loan Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Mortgage loans originated	$209,041	$453,752	$796,918	$1,436,497
Mortgage loans sold	157,511	279,235	522,213	963,442
Net gains on mortgage loans	2,857	8,361	4,945	30,280
Net gains as a percent of mortgage loans sold ("Loan Sales Margin")	1.81%	2.99%	0.95%	3.14%
Fair value adjustments included in the Loan Sales Margin	0.25	0.04	(0.54)	(0.40)
Mortgage loans originated decreased in 2022 as compared to 2021 due primarily to a decrease in mortgage loan refinance volumes. Mortgage loan refinance volumes declined in the third quarter of 2022 as compared to 2021 as higher mortgage loan interest rates in 2022 reduced this activity. Mortgage loans sold decreased in the third quarter of 2022 as compared to 2021 due primarily to lower loan origination volume. Net gains on mortgage loans decreased in 2022 as compared to 2021 primarily due to the decline in loan sale volume and a decrease in the Loan Sales Margin as discussed below.
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
Our Loan Sales Margin is impacted by several factors including competition and the manner in which the loan is sold. Net gains on mortgage loans are also impacted by recording fair value accounting adjustments. Excluding these fair value accounting adjustments, the Loan Sales Margin would have been 1.56% and 2.95% in the third quarters of 2022 and 2021, respectively, and 1.49% and 3.54% for the comparative 2022 and 2021 year-to-date periods, respectively. The decline in the Loan Sales Margin (excluding fair value adjustments) in the third quarter of 2022 was generally due to lower primary-to-secondary market pricing spreads as market interest rates rose in 2022 (relative to 2021) which were impacted by the decrease in salable mortgage loan volumes.
We recorded a net loss of $0.3 million and a net gain $1.4 million on securities AFS for the first nine months of 2022 and 2021, respectively. We recorded no credit related charges in either 2022 or 2021 on securities AFS. See “Securities” below and note #3 to the Condensed Consolidated Financial Statements.
Mortgage loan servicing, net, generated income of $4.3 million and $1.3 million in the third quarters of 2022 and 2021, respectively. For the first nine months of 2022 and 2021, mortgage loan servicing, net, generated income of $18.1 million and $4.5 million, respectively. The significant variances in mortgage loan servicing, net are primarily due to changes in the fair value of capitalized mortgage loan servicing rights associated with changes in interest rates and the associated expected future prepayment levels and expected float rates.

Index
Mortgage loan servicing, net activity is summarized in the following table:
Mortgage Servicing Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Mortgage loan servicing, net:	(In thousands)
Revenue, net	$2,190	$2,023	$6,397	$5,809
Fair value change due to price	$3,203	$599	$14,775	$2,813
Fair value change due to pay-downs	$(1,110)	$(1,351)	$(3,086)	$(4,146)
Total	$4,283	$1,271	$18,086	$4,476

Activity related to capitalized mortgage loan servicing rights is as follows:
Capitalized Mortgage Loan Servicing Rights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Balance at beginning of period	$39,477	$22,431	$26,232	$16,904
Originated servicing rights capitalized	1,588	2,529	5,237	8,637
Change in fair value	2,093	(752)	11,689	(1,333)
Balance at end of period	$43,158	$24,208	$43,158	$24,208
At September 30, 2022 we were servicing approximately $3.50 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 3.55% and a weighted average service fee of approximately 26.0 basis points. Capitalized mortgage loan servicing rights at September 30, 2022 totaled $43.2 million, representing approximately 123.4 basis points on the related amount of mortgage loans serviced for others.
Investment and insurance commissions represent revenues generated on the sale or management of investments and insurance for our customers. These increased on both a quarterly and year-to-date basis in 2022 as compared to 2021, primarily due to growth in assets under management and in annuity sales (reflecting customers seeking alternatives to traditional fixed income products such as time deposits given the prolonged low interest rate environment).
Other non-interest income decreased on a comparative quarterly basis in 2022 as compared to 2021 due primarily to prior year including a one-time fee reimbursement from our core data processing vendor for conversion related loss of revenues and a decrease in title revenue that was partially offset by an increase in swap fee income and the gain on the sale of one bank owned property of $0.1 million. The increase in other income on a comparative year to date basis in 2022 as compared to 2021 is due primarily to the gain on the sale of two bank owned properties of $1.1 million.
Non-interest expense. Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure.
Non-interest expense decreased by $2.1 million to $32.4 million and decreased by $0.8 million to $96.3 million during the three- and nine-month periods ended September 30, 2022, respectively, compared to the same periods in 2021.

Index
The components of non-interest expense are as follows:
Non-Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Compensation	$12,839	$11,507	$37,807	$32,764
Performance-based compensation	4,290	6,252	11,728	15,327
Payroll taxes and employee benefits	3,472	3,900	11,078	11,973
Compensation and employee benefits	20,601	21,659	60,613	60,064
Data processing	2,653	3,022	7,513	7,972
Occupancy, net	2,062	2,082	6,682	6,578
Interchange expense	927	1,202	3,200	3,351
Furniture, fixtures and equipment	987	1,075	3,074	3,112
Communications	723	683	2,242	2,341
Loan and collection	772	735	1,978	2,353
Advertising	345	666	1,585	1,319
FDIC deposit insurance	591	346	1,570	983
Legal and professional	573	513	1,545	1,534
Amortization of intangible assets	174	242	639	727
Costs related to unfunded lending commitments	382	369	676	363
Supplies	147	116	431	460
Correspondent bank service fees	75	77	232	292
Conversion related expenses	—	275	50	1,636
Provision for loss reimbursement on sold loans	12	36	57	95
Net gains on other real estate and repossessed assets	(18)	(28)	(214)	(202)
Other	1,360	1,442	4,377	4,091
Total non-interest expense	$32,366	$34,512	$96,250	$97,069
Compensation and employee benefits expenses, in total, decreased $1.1 million on a quarterly comparative basis and increased $0.5 million for the first nine months of 2022 compared to the same periods in 2021.
Compensation expense increased by $1.3 million and $5.0 million in the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021. These comparative increases in 2022 were primarily due to salary increases that were predominantly effective on January 1, 2022 and a decreased level of compensation that was deferred as direct origination costs due to lower mortgage loan origination volume.
Performance-based compensation decreased by $2.0 million and $3.6 million in the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021. The decreases are primarily due to lower expected incentive compensation payout for salaried and hourly employees and a decrease in mortgage lending related incentives attributed to the decline in mortgage lending volume.
Payroll taxes and employee benefits decreased by $0.4 million and $0.9 million in the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021, due primarily to decreases in payroll taxes (reflecting lower performance-based compensation costs), our 401(k) plan match and other indirect costs related to mortgage lending.
Occupancy, net, furniture, fixtures and equipment, communications, legal and professional, amortization of intangible assets, supplies, correspondent bank service fees and provision for loss reimbursement on sold loans were each substantially the same on a comparative quarterly and year-to-date basis in 2022 as compared to 2021.

Index
Data processing expense decreased by $0.4 million and 0.5 million in the third quarter and first nine months of 2022, respectively, compared to the same prior year periods due primarily to lower debit card production costs, lower net mortgage processing costs (lower volume) and a refund of previously expensed bill from our former core data processing provider.
Interchange expense primarily represents our third-party cost to process debit card transactions. The decrease in this expense on both a comparative quarterly and year-to-date basis in 2022 as compared to 2021 is due principally to changes in transaction volume and transaction channel mix.
Loan and collection expense increased $0.04 million and decreased $0.38 million in the third quarter and first nine months of 2022, respectively, as compared to the same periods in 2021. The year-to-date decrease is due to recoveries of previously expensed amounts, an increase in the deferral of certain loan origination costs as well as lower other real estate holding costs.
Advertising expense decreased by $0.3 million and increased by $0.3 million in the third quarter and first nine months of 2022, respectively, as compared to the same periods in 2021. The quarterly comparative decrease is primarily due to a one-time marketing expense reimbursement from our third party debit card provider. The comparative year-to-date increase is primarily due to higher charitable donations and advertising related to a new branch opening.
FDIC deposit insurance expense increased in 2022 on both a comparative quarterly and year-to-date basis as compared to 2021, due primarily to an increases in the assessment rate as well as the assessment base.
Costs related to unfunded lending commitments increased $0.01 million and $0.3 million in the third quarter and first nine months of 2022, respectively, compared to the same prior year periods due primarily to changes in the amounts of such commitments to originate portfolio loans as well as (for commercial loan commitments) the grade (pursuant to our loan rating system) of such commitments.
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
Other expense decreased $0.1 million and increased $0.3 million in the third quarter and first nine months of 2022, respectively, as compared to the same periods in 2021. The decrease on a comparative quarterly basis was primarily due to lower corporate state income tax expense. The comparative year-to-date increase is due in part to an increase in travel and entertainment related expenses (due in part to further easing of COVID-19 related restrictions as well as a general increase in the cost of such expenses).
Income tax expense. We recorded an income tax expense of $4.0 million and $10.9 million in the third quarter and the first nine months of 2022, respectively. This compares to an income tax expense of $3.7 million and $11.5 million in the third quarter and the first nine months of 2021, respectively. The increase in expense for the first nine months of 2022 compared to the same period in 2021 is primarily due to an increase in pretax income.
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
We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. The ultimate realization of this asset is primarily based on generating future income. We concluded at September 30, 2022 and 2021 and at December 31, 2021 that the realization of substantially all of our deferred tax assets continues to be more likely than not.
FINANCIAL CONDITION

Index
Summary. Our total assets increased by $226.6 million during the first nine months of 2022. Loans, excluding loans held for sale, were $3.41 billion at September 30, 2022, compared to $2.91 billion at December 31, 2021. Commercial loans, mortgage loans and installment loans each increased during the first nine months of 2022. (See “Portfolio Loans and asset quality.”)
Deposits totaled $4.33 billion at September 30, 2022, an increase of $209.9 million from December 31, 2021 as all deposit types increased. The increase in deposits from December 31, 2021 is due in part to the seasonal cash management needs of our business and municipal customers. Overall deposit balances remain elevated, relative to historical levels, due to the significant liquidity that has been injected into the economy through government programs as well as by monetary actions by the Federal Reserve Bank, all in response to the COVID-19 pandemic.
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
On April 1, 2022, we transferred certain securities AFS with an amortized cost and unrealized loss at the date of transfer of $418.1 million and $26.5 million, respectively to securities HTM. The transfer was made at fair value, with the unrealized loss becoming part of the purchase discount which will be accreted over the remaining life of the securities. The other comprehensive loss component is separated from the remaining available for sale securities and is accreted over the remaining life of the securities transferred. We have the ability and intent to hold these securities until they mature, at which time we will receive full value for these securities.
Securities Available for Sale

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Securities available for sale	(In thousands)
September 30, 2022	$895,703	$300	$91,731	$804,272
December 31, 2021	1,404,858	16,594	8,622	1,412,830
Securities Held to Maturity

	Carrying Value	Transferred Unrealized Loss (1)	ACL	Amortized Cost	Unrealized		Fair Value
					Gains	Losses
(In thousands)
Securities held to maturity
September 30, 2022	$379,429	$24,072	$168	$403,669	$5	$62,545	$341,129
December 31, 2021	—	—	—	—	—	—	—
(1)Represents the remaining unrealized loss to be accreted on securities that were transferred from AFS to HTM on April 1, 2022.
Securities AFS in unrealized loss positions are evaluated quarterly for impairment related to credit losses. For securities AFS in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or

Index
requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities AFS that do not meet this criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, adverse conditions specifically related to the security and the issuer and the impact of changes in market interest rates on the market value of the security, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss), net of applicable taxes. No ACL for securities AFS was needed at September 30, 2022. The increase in unrealized losses during the third quarter and first nine months of 2022 is primarily attributed to an increase in interest rates since December 31, 2021. See note #3 to the Condensed Consolidated Financial Statements included within this report for further discussion.
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
Sales of securities were as follows (See “Non-interest income.”):
Sales of Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(In thousands)
Proceeds	$—	$505	$70,523	$81,683
Gross gains	—	5	164	1,471
Gross losses	—	—	439	50
Net gains (losses)	$—	$5	$(275)	$1,421
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

Index
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
A summary of our participation in the PPP (which ended on May 31, 2021 for new loans) follows:
Paycheck Protection Program Activity

	September 30, 2022		September 30, 2021
	Amount (#)	Amount	Amount (#)	Amount
	(Dollars in thousands)
Closed and outstanding at quarter end	2	$125	826	$90,150
Net fees accreted into interest income for the quarter	n/a	—	n/a	2,630
Net fees accreted into interest income year-to-date	n/a	804	n/a	6,528
Unaccreted net fees remaining at quarter end	n/a	—	n/a	3,178

A summary of our Portfolio Loans follows:

	September 30, 2022	December 31, 2021
	(In thousands)
Real estate(1)
Residential first mortgages	$1,037,473	$870,169
Residential home equity and other junior mortgages	147,716	128,801
Construction and land development	309,855	278,992
Other(2)	843,996	726,224
Consumer	640,676	555,696
Commercial	425,310	339,785
Agricultural	4,832	5,378
Total loans	$3,409,858	$2,905,045
_________________________________
(1)Includes both residential and non-residential commercial loans secured by real estate.
(2)Includes loans secured by multi-family residential and non-farm, non-residential property.

Index
Non-performing assets (1)

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Non-accrual loans	$5,307	$5,545
Loans 90 days or more past due and still accruing interest	—	—
Subtotal	5,307	5,545
Less: Government guaranteed loans	1,491	435
Total non-performing loans	3,816	5,110
Other real estate and repossessed assets	348	245
Total non-performing assets	$4,164	$5,355

As a percent of Portfolio Loans
Non-performing loans	0.11%	0.18%
Allowance for credit losses	1.50	1.63
Non-performing assets to total assets	0.08	0.11
Allowance for credit losses as a percent of non-performing loans	13.40	924.70
(1)Excludes loans classified as "troubled debt restructured" that are not past due.
Troubled debt restructurings ("TDR")

	September 30, 2022
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDR's	$3,210	$28,071		$31,281
Non-performing TDR's (2)	—	1,063	(3)	1,063
Total	$3,210	$29,134		$32,344

	December 31, 2021
	Commercial	Retail (1)		Total
	(In thousands)
Performing TDR's	$4,481	$31,589		$36,070
Non-performing TDR's (2)	—	1,016	(3)	1,016
Total	$4,481	$32,605		$37,086
(1)Retail loans include mortgage and installment loan portfolio segments.
(2)Included in non-performing assets table above.
(3)Also includes loans on non-accrual at the time of modification until six payments are received on a timely basis.
Non-performing loans decreased by $1.3 million since year-end 2021, reflecting improving economic conditions and our ongoing collection efforts. Our collection and resolution efforts have generally resulted in a positive trend in non-performing loans.
Non-performing loans exclude performing loans that are classified as TDRs. Performing TDRs totaled $31.3 million, or 0.9% of total Portfolio Loans, and $36.1 million, or 1.2% of total Portfolio Loans, at September 30, 2022 and December 31, 2021, respectively. The decrease in the amount of performing TDRs in the first nine months of 2022 reflects a decrease in both commercial and retail performing TDRs.
Other real estate and repossessed assets totaled $0.3 million and $0.2 million at September 30, 2022, and December 31, 2021, respectively.

Index
We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.
The following tables reflect activity in our ACL on loans and ACL for unfunded lending commitments as well as the allocation of our ACL on loans.
Allowance for credit losses on loans and unfunded lending commitments

	Nine months ended September 30,
	2022		2021
	Loans	Unfunded Commitments	Loans	Unfunded Commitments
	(Dollars in thousands)
Balance at beginning of period	$47,252	$4,481	$35,429	$1,805
Additions (deductions)
Impact of adoption of ASC 326	—	—	11,574	1,469
Provision for credit losses	3,783	—	(2,558)	—
Initial allowance on loans purchased with credit deterioration	—	—	134	—
Recoveries credited to allowance	2,004	—	3,918	—
Loans charged against the allowance	(1,897)	—	(1,698)	—
Recoveries included in non-interest expense	—	676	—	363
Balance at end of period	$51,142	$5,157	$46,799	$3,637

Net loans charged (recovered) against the allowance to average Portfolio Loans	0.00%		(0.11)%
Allocation of the Allowance for Credit Losses on Loans

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Specific allocations	$813	$1,130
Pooled analysis allocations	37,569	33,359
Additional allocations based on subjective factors	12,760	12,763
Total	$51,142	$47,252
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
The ACL increased $3.9 million to $51.1 million at September 30, 2022 from $47.3 million at December 31, 2021 and was equal to 1.50% and 1.63% of total Portfolio Loans at September 30, 2022 and December 31, 2021, respectively.
Since December 31, 2021 the ACL related to specific loans decreased $0.3 million due primarily to a $1.5 million decrease in the amount of such loans. The ACL related to subjective factors was nearly unchanged as lower reserve allocations

Index
reflecting a decrease in risk related to the COVID-19 pandemic was offset by loan growth. The ACL related to pooled analysis of loans increased $4.2 million due primarily to loan growth and risk rating mix.
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
Deposits totaled $4.33 billion and $4.12 billion at September 30, 2022 and December 31, 2021, respectively. The increase in deposits is primarily due to growth in non-interest bearing, savings and interest bearing checking deposits, reciprocal deposits and brokered deposits. Reciprocal deposits totaled $616.4 million and $586.6 million at September 30, 2022 and December 31, 2021, respectively. These deposits represent demand, money market and time deposits from our customers that have been placed through IntraFi Network. This service allows our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.
We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be susceptible to outflow. At September 30, 2022, we had approximately $1.08 billion of uninsured deposits. A reduction in core deposits would likely increase our need to rely on wholesale funding sources.
We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.
Other borrowings, comprised primarily of FRB and FHLB borrowings, totaled $86.7 million and $30.0 million at September 30, 2022 and December 31, 2021, respectively.
As described above, we have utilized wholesale funding, including federal funds purchased, FHLB and FRB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At September 30, 2022, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $771.3 million, or 17.5% of total funding (deposits and all borrowings, excluding subordinated debt and debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all. Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.
We historically employed derivative financial instruments to manage our exposure to changes in interest rates. During the first nine months of 2022 and 2021, we entered into $74.1 million and $34.8 million (aggregate notional amounts), respectively, of interest rate swaps with commercial loan customers, which were offset with interest rate swaps that the Bank entered into with a broker-dealer. We recorded $0.9 million and $0.5 million of fee income related to these transactions during the first nine months of 2022 and 2021, respectively. See note #6 to the Condensed Consolidated Financial Statements included within this report for more information on our derivative financial instruments.
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
At September 30, 2022, we had $342.3 million of time deposits that mature in the next 12 months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $3.92 billion of our deposits at September 30, 2022, were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.
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
We also believe that the available cash on hand at the parent company (including time deposits) of approximately $50.0 million as of September 30, 2022 provides sufficient liquidity resources at the parent company to meet operating expenses, to make interest payments on the subordinated debt and debentures, and, along with dividends from the Bank, to pay projected cash dividends on our common stock.
Effective management of capital resources is critical to our mission to create value for our shareholders. In addition to common stock, our capital structure also currently includes subordinated debt and cumulative trust preferred securities.
Capitalization

	September 30, 2022	December 31, 2021
	(In thousands)
Subordinated debt	$39,414	$39,357
Subordinated debentures	39,643	39,592
Amount not qualifying as regulatory capital	(638)	(581)
Amount qualifying as regulatory capital	78,419	78,368
Shareholders’ equity
Common stock	320,437	323,401
Retained earnings	108,916	74,582
Accumulated other comprehensive income (loss)	(97,045)	501
Total shareholders’ equity	332,308	398,484
Total capitalization	$410,727	$476,852
In May 2020, we issued $40.0 million of fixed to floating subordinated notes with a ten year maturity and a five year call option. The initial coupon rate is 5.95% fixed for five years and then floats at the Secured Overnight Financing Rate (“SOFR”) plus 5.825%. These notes are presented in the Condensed Consolidated Statement of Financial Condition under the caption “Subordinated debt” and the September 30, 2022 balance of $39.4 million is net of remaining unamortized deferred issuance costs of approximately $0.6 million that are being amortized through the maturity date into interest expense on other borrowings and subordinated debt and debentures in our Condensed Consolidated Statements of Operations.
We currently have four special purpose entities with $39.6 million of outstanding cumulative trust preferred securities as of September 30, 2022. These special purpose entities issued common securities and provided cash to our parent company that in turn issued subordinated debentures to these special purpose entities equal to the trust preferred securities and

Index
common securities. The subordinated debentures represent the sole asset of the special purpose entities. The common securities and subordinated debentures are included in our Condensed Consolidated Statements of Financial Condition.
The FRB has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at September 30, 2022 and December 31, 2021.
Common shareholders’ equity decreased to $332.3 million at September 30, 2022, from $398.5 million at December 31, 2021. The decrease is primarily due to a $97.5 million decrease in accumulated other comprehensive income (loss) related to unrealized losses on securities AFS, share repurchases and cash dividend payments that were partially offset by net income. Our tangible common equity (“TCE”) totaled $301.3 million and $366.8 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 6.15% and 7.85% at September 30, 2022, and December 31, 2021, respectively. TCE and the ratio of TCE to tangible assets are non-GAAP measures. TCE represents total common equity less goodwill and other intangible assets.
In December 2021, our Board of Directors authorized a 2022 share repurchase plan. Under the terms of the 2022 share repurchase plan, we are authorized to buy back up to 1,100,000, or approximately 5% of our outstanding common stock. During the first nine months of 2022, the Company repurchased 181,586 shares at a weighted average purchase price of $22.08 per share.
We pay a quarterly cash dividend on our common stock. These dividends totaled $0.66 per share and $0.63 per share in the first nine months of 2022 and 2021, respectively. We generally favor a dividend payout ratio between 30% and 50% of net income.
As of September 30, 2022 and December 31, 2021, our Bank (and holding company) continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards (also see note #10 to the Condensed Consolidated Financial Statements included within this report).
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
We employ simulation analyses to monitor our interest-rate risk profile and evaluate potential changes in our net interest income and market value of portfolio equity that result from changes in interest rates. The purpose of these simulations is to identify sources of interest-rate risk. The simulations do not anticipate any actions that we might initiate in response to changes in interest rates and, accordingly, the simulations do not provide a reliable forecast of anticipated results. The simulations are predicated on immediate, permanent and parallel shifts in interest rates and generally assume that current loan and deposit pricing relationships remain constant. The simulations further incorporate assumptions relating to changes in customer behavior, including changes in prepayment rates on certain assets and liabilities. During 2022, both our interest rate risk profile as measured by our short term earnings simulation and our longer term interest rate risk measure based on changes in economic value indicates exposure to rising rates. The shift is primarily due to an increase in asset duration attributed to growth in portfolio mortgage loans combined with lower cash and security AFS and HTM balances. However, we are carefully monitoring the change in the composition of our earning assets and the impact of potential future changes in interest rates on our changes in market value of portfolio equity and changes in net interest income. As a result, we may add some longer-term borrowings, may utilize derivatives (interest rate swaps and interest rate caps) to manage interest rate risk and may continue to sell some fixed rate jumbo and other portfolio mortgage loans in the future.

Index
CHANGES IN MARKET VALUE OF PORTFOLIO EQUITY AND NET INTEREST INCOME

Change in Interest Rates	Market Value of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change
	(Dollars in thousands)
September 30, 2022
200 basis point rise	$401,100	(14.64)%	$170,400	0.24%
100 basis point rise	436,300	(7.15)	170,700	0.41
Base-rate scenario	469,900	—	170,000	—
100 basis point decline	498,900	6.17	167,800	(1.29)
200 basis point decline	512,300	9.02	164,100	(3.47)

December 31, 2021
200 basis point rise	$514,200	(5.86)%	$137,800	3.30%
100 basis point rise	550,900	0.86	136,800	2.55
Base-rate scenario	546,200	—	133,400	—
100 basis point decline	473,000	(13.40)	126,700	(5.02)
_________________________________
(1)Simulation analyses calculate the change in the net present value of our assets and liabilities, including debt and related financial derivative instruments, under parallel shifts in interest rates by discounting the estimated future cash flows using a market-based discount rate. Cash flow estimates incorporate anticipated changes in prepayment speeds and other embedded options.
(2)Simulation analyses calculate the change in net interest income under immediate parallel shifts in interest rates over the next twelve months, based upon a static statement of financial condition, which includes debt and related financial derivative instruments, and do not consider loan fees.
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

Index
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
Item 4.
CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures.
With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended September 30, 2022, have concluded that, as of such date, our disclosure controls and procedures were effective.
(b)Changes in Internal Controls.
During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of the Company's common stock in lieu of fees otherwise payable to the director for his or her service as a director. A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board. Pursuant to this Plan, during the third quarter of 2022, the Company issued 427 shares of common stock to non-employee directors on a current basis and 4,495 shares of common stock to the trust for distribution to directors on a deferred basis. These shares were issued on July 1, 2022 representing aggregate fees of $0.09 million. The shares on a current basis were issued at a price of $19.28 per share and the shares on a deferred basis were issued at a price of $17.35 per share, representing 90% of the fair value of the shares on the credit date. The price per share was the consolidated closing bid price per share of the Company's common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules. The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.
The following table shows certain information relating to repurchases of common stock for the three-months ended September 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
July 2022	—	$—	—	918,414
August 2022	1,666	21.06	—	918,414
September 2022	—	—	—	918,414
Total	1,666	$21.06	—	918,414
(1)August includes 1,666 shares withheld from the shares that would otherwise have been issued to certain officers in order to satisfy the tax withholding obligations and stock option exercise price resulting from the exercise of stock options.

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

Date	November 4, 2022	By	/s/ Gavin A. Mohr
Gavin A. Mohr, Principal Financial Officer

Date	November 4, 2022	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer