Form 10-K
period 2022-12-31
INDEPENDENT BANK CORP /MI/
filed 2023-03-03
CIK 39311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2022 or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________to_____________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Act).
Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2022, was $397,300,287.
The number of shares outstanding of the registrant's common stock as of March 2, 2023 was 21,130,307.
Documents incorporated by reference: Portions of our definitive proxy statement and annual report, to be delivered to shareholders in connection with the April 25, 2023 Annual Meeting of Shareholders, are incorporated by reference into Part I, Part II, Part III, and Part IV of this Form 10-K.
The Exhibit Index appears on Pages 23-24

FORWARD-LOOKING STATEMENTS
Statements in this Annual Report on Form 10-K that are not statements of historical fact, including statements that include terms such as “will,” “may,” “should,” “believe,” “expect,” “forecast,” “anticipate,” “estimate,” “project,” “intend,” “likely,” “optimistic” and “plan” and statements about future or projected financial and operating results, plans, projections, objectives, expectations, and intentions, are forward-looking statements. Forward-looking statements include, but are not limited to, descriptions of plans and objectives for future operations, products or services; projections of our future revenue, earnings or other measures of economic performance; forecasts of credit losses and other asset quality trends; statements about our business and growth strategies; and expectations about economic and market conditions and trends. These forward-looking statements express our current expectations, forecasts of future events, or long-term goals. They are based on assumptions, estimates, and forecasts that, although believed to be reasonable, may turn out to be incorrect. Actual results could differ materially from those discussed in the forward-looking statements for a variety of reasons, including:
•economic, market, operational, liquidity, credit, and interest rate risks associated with our business;
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
Our bank transacts business in the single industry of commercial banking. It offers a broad range of banking services to individuals and businesses, including checking and savings accounts, commercial lending, direct and indirect consumer financing, mortgage lending, and safe deposit box services. Our bank does not offer trust services. Our principal markets are the rural and suburban communities across Lower Michigan, which are served by the bank's main office in Grand Rapids, Michigan, and a total of 56 branches, two drive-thru facilities, and five Michigan based loan production offices. We also have one loan production office in Ohio (Fairlawn). Most of our bank's branches provide full-service lobby and drive-thru services, as well as automatic teller machines (ATMs). In addition, we provide internet and mobile banking capabilities to our customers. We continue to see customer transaction volume declining at our bank offices and increasing through our electronic channels.
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
As of December 31, 2022, our bank had total loans (excluding loans held for sale) of $3.465 billion and total deposits of $4.379 billion.
As of December 31, 2022, we had 803 full-time employees and 113 part-time employees. We compete for talent and human resources with other financial services organizations within our geographic market, which is largely the lower peninsula of Michigan. The market for residential mortgage loan officers and support staff is particularly competitive given the competitive nature of those products. We strive to be an employer of choice by offering competitive compensation and benefits as well as fostering strong employee relations through our culture, training and growth opportunities, and similar measures. As a community-oriented bank, we believe it is especially important for our employees to engage with the communities in our market areas, and we encourage and provide opportunities for our employees to volunteer with local organizations in the markets served by our bank branches.
In addition to general banking services, we also offer title insurance services and investment services through a third party agreement with Cetera Investment Services LLC.

ITEM 1.    BUSINESS (continued)
On a consolidated basis, our principal sources of revenue are interest and fees on loans, other interest income, and non-interest income. The sources of revenue for the three most recent years are as follows:

	2022	2021	2020
Interest and fees on loans	60.2%	54.3%	55.8%
Other interest income	13.0	10.0	7.6
Non-interest income	26.8	35.7	36.6
	100.0%	100.0%	100.0%
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
Under current federal regulations, our holding company is required to maintain the following minimum capital ratios: (1) a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, (2) a minimum ratio of Tier 1 capital to risk-weighted assets of 6%, (3) a minimum ratio of total capital to total risk-weighted assets of 8%, and (4) a minimum leverage ratio of 4%. A 2.5% common equity Tier 1 capital conservation buffer is also required. At December 31, 2022, our holding company's capital ratios exceeded minimum requirements for the well-capitalized category.
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
Our Tier 1 capital as of December 31, 2022, includes $38.4 million of trust preferred securities (classified on our Consolidated Statements of Financial Condition as "Subordinated debentures"). The Federal Reserve has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities and certain other capital elements is limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit could be included in the Tier 2 capital, subject to restrictions. The provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act adopted in 2010 (the "Dodd-Frank Act") imposed additional limitations on the

ITEM 1.    BUSINESS (continued)
ability to include trust preferred securities as Tier 1 capital; however, these additional limitations do not apply to our outstanding trust preferred securities.
Our Tier 2 capital as of December 31, 2022 includes $40.0 million of subordinated notes that were issued during 2020 and mature May, 2030. Generally, for subordinated debt with a minimum maturity of five years, there is no limit on the amount of subordinated debt that can be included in Tier 2 capital.
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

Deposit Insurance. As an FDIC-insured institution, our bank is required to pay deposit insurance premium assessments to the FDIC. Under the FDIC’s current risk-based assessment system for deposit insurance premiums, our bank’s assessment rate is based on a formula using financial data and supervisory ratings.
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

ITEM 1.    BUSINESS (continued)
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
At December 31, 2022, our bank's ratios exceeded minimum requirements for the well-capitalized category.
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

ITEM 1.    BUSINESS (continued)
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

ITEM 1.    BUSINESS (continued)
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

Current Expected Credit Loss ("CECL"). In June 2016, the Financial Accounting Standards Board (‘‘FASB’’) issued Accounting Standards Update (‘‘ASU’’) 2016-13, ‘‘Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments’’. We adopted this ASU on January 1, 2021. The federal bank regulatory agencies allow for an optional phase-in period for the impact of CECL on regulatory capital, and we have elected the three year CECL method for regulatory capital purposes. This ASU, also referred to as Current Expected Credit Loss, or CECL, requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This represents a change from the previous method of providing allowances for credit losses that are probable See note #1, “Accounting Policies” in the Notes to Consolidated Financial Statements in our annual report, to be delivered to shareholders in connection with the April 25, 2023 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K) for additional discussion relating to our adoption of CECL.
Replacement of LIBOR. In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates the London Interbank Offered Rate ("LIBOR"), announced that it intended to stop persuading or compelling banks to submit rates for the calibration of LIBOR after 2021. On March 5, 2021, LIBOR’s administrator announced end dates for publication of LIBOR: December 31, 2021 for one-week and two-month USD LIBOR maturities and non-USD LIBOR maturities, and June 30, 2023 for all other tenors. Federal bank regulators have issued guidance indicating that banks should “cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021.”
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
We have formed a cross-functional project team to lead this transition from LIBOR to a planned adoption of reference rates which could include SOFR, among others. Implementation of successor indices may lead to additional documentation requirements, compliance measures, financial impacts, and technology-related challenges, as well as potential disputes or

ITEM 1.    BUSINESS (continued)
litigation with customers and creditors. We are utilizing the timeline guidance published by the ARRC to develop and achieve internal milestones during this transitional period. We discontinued the use of new LIBOR-based loans and interest rate derivative as of December 31, 2021, according to regulatory guidelines. We also discontinued the use of new LIBOR based interest rate derivatives as of December 31, 2021.

Inflation Reduction Act of 2022. On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law. The Inflation Reduction Act of 2022 includes a 1% excise tax on net stock repurchases, effective January 1, 2023. We do not expect that this new excise tax will have a material impact on our operations or results.
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
ITEM 1A.    RISK FACTORS
Investing in our common stock involves risks, including (among others) the following factors:
Risk Factors Relating to the Financial Services Industry

Pressures from various macroeconomic events, including recessionary concerns, heightened inflation, increased interest rates, rising energy prices, supply chain disruptions, concerns over the Russia-Ukraine war, and foreign currency exchange rate fluctuations have created, and continue to create, significant economic uncertainty and could materially and adversely impact our financial condition and performance.

The extent to which these macroeconomic pressures may impact our business, results of operations, asset valuations, financial condition, and customers will depend on future developments, which continue to be highly uncertain and difficult to predict. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, securities available for sale, securities held to maturity, loans, capitalized mortgage loan servicing rights or deferred tax assets.

In particular, economic downturns and other adverse impacts from these macroeconomic factors could result in the delinquency of outstanding loans, which could have a material adverse impact on our earnings. We continue to closely monitor and analyze the higher risk segments within our portfolio in light of the high degree of uncertainty that exists with respect to the impact of the fluid global economic conditions on the future performance of our loan portfolio.
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

We face cybersecurity risks, including attacks targeting our systems and customers’ systems.

Our business involves the collection, transmission, and storage of sensitive data, including personally identifiable information of our customers and employees. While we have not to date experienced a significant security breach, our business is very susceptible to cybersecurity risks, and it is possible we could experience a significant breach in the future. The cybersecurity risks our business face include cyberattacks, other unauthorized access, loss or destruction of data, unavailability of service, and similar events. A material data breach or other cybersecurity incident affecting our business could result in significant reputational risk, loss of customers, legal claims, additional costs, financial loss, regulatory penalties, and similar damages. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, the continuing expansion of internet and mobile banking, and similar factors.
Operational difficulties, including failure of technology infrastructure, could adversely affect our business and operations.
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
We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses, cyberattacks, spikes in transaction volume and/or customer activity, electrical or telecommunications outages, or natural disasters. Although we have programs in place related to business continuity, disaster recovery and information security to maintain the confidentiality, integrity, and availability of our systems, business applications and customer information, such disruptions may give rise to interruptions in service to customers and loss or liability to us.
The occurrence of any failure or interruption in our operations or information systems could cause reputational damage, jeopardize the confidentiality of customer information, result in a loss of customer business, subject us to regulatory intervention or expose us to civil litigation and financial loss or liability, any of which could have a material adverse effect on us.
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
Our loan customers may not repay their loans according to their respective terms, and the collateral securing the payment of these loans may be insufficient to cover any losses we may incur. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Non-performing loans amounted to $3.7 million and $5.1 million at December 31, 2022 and December 31, 2021, respectively. Our allowance for credit losses coverage ratio of non-performing loans was 1,409.16% and 924.70% at December 31, 2022 and December 31, 2021, respectively. The increase in this coverage ratio in 2022 was primarily due to a combination of an increase in the allowance for credit losses and a reduction in non-performing loans. In determining the size of the allowance for credit losses, we rely on our experience and our evaluation of current economic conditions. If our assumptions or judgments prove to be incorrect, our current allowance for credit losses may not be sufficient to cover certain credit losses inherent in our loan portfolio, and adjustments may be necessary to account for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance for credit losses would adversely impact our operating results.
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
We maintain diversified securities portfolios, which include obligations of the Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions, mortgage-backed securities, corporate securities and asset-backed securities. We seek to limit credit losses in our securities portfolios by principally purchasing highly rated securities (generally rated "AA" or higher by a major debt rating agency) and by conducting due diligence on the issuer. However, gross unrealized losses on securities available for sale and securities held to maturity in our portfolio totaled approximately $87.3 million and $62.6 million, respectively as of December 31, 2022 (compared to approximately $8.6 million and zero, respectively as of December 31, 2021). We believe these unrealized losses are temporary in nature and are expected to be recovered within a reasonable time period as we believe we have the ability to hold the securities to maturity or until such time as the unrealized losses reverse. We evaluate securities available for sale for other impairment related to credit at least quarterly and more frequently when economic or market concerns warrant such evaluation. Those evaluations may result in a provision for credit losses recorded in our earnings. We measure expected credit losses on securities HTM on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. We may, in the future, experience losses in our securities portfolios which may result in credit losses that could materially adversely affect our results of operations.
Our mortgage-banking revenues are susceptible to substantial variations, due in part to factors we do not control, such as market interest rates.
A portion of our revenues are derived from net gains on mortgage loans. These net gains primarily depend on the volume of loans we sell, which in turn depends on our ability to originate real estate mortgage loans and the demand for fixed-rate obligations and other loans that are outside of our established interest-rate risk parameters. Net gains on mortgage loans are also dependent upon economic and competitive factors as well as our ability to effectively manage exposure to changes in interest rates. Consequently, they can often be a volatile part of our overall revenues. We realized net gains of $6.4 million on mortgage loans during 2022 compared to $35.9 million during 2021 and $62.9 million during 2020.
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
Our business customer base consists, in part, of customers in businesses and industries that are sensitive to global economic conditions and supply chain factors. These industries include the automotive production industry, real estate businesses, retail C&I, hotels, entertainment and food service. Any decline in one of those customers' businesses or industries could cause increased credit losses, which in turn could adversely affect us.
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

We have identified certain accounting policies as being critical because they require us to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are subject to internal controls and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding management's judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements. See note #1, “Accounting Policies” in the Notes to Consolidated Financial Statements in our annual report, to be delivered to shareholders in connection with the April 25, 2023 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K).
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We and our bank operate a total of 83 facilities in Michigan and one leased facility in Ohio. We own 61 and lease 22 of the facilities in Michigan.
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

The following sets forth certain information with respect to our executive officers at February 19, 2022.

Name (Age)	Position	First elected as an executive officer

William B. Kessel (58)	President, Chief Executive Officer and Director	2004

Gavin A. Mohr (39)	Executive Vice President and Chief Financial Officer(1)	2020

Stefanie M. Kimball (63)	Executive Vice President and Chief Risk Officer	2007

Joel Rahn (56)	Executive Vice President and Chief Lending Officer(2)	2021

Larry R. Daniel (59)	Executive Vice President, Operations and Digital Banking	2017

Patrick J. Ervin (57)	Executive Vice President, Mortgage Banking	2017

James J. Twarozynski (57)	Senior Vice President and Chief Accounting Officer	2002
(1)Mr. Mohr joined Independent Bank in September 2020, as Executive Vice President and Chief Financial Officer. Prior to joining Independent Bank, Mr. Mohr served as the Chief Financial Officer of STAR Financial Bank, (“STAR”), a $2.1 billion bank, located in Fort Wayne, Indiana. Prior to joining STAR, Mr. Mohr served as Treasurer of Yadkin Bank and Trust (Statesville, North Carolina) from 2013 to 2014.
(2)Mr. Rahn joined Independent Bank in April of 2018 as Senior Vice President Commercial Lending. He was promoted to Executive Vice President and Chief Lending Officer in January, 2021. He has 33 years of commercial banking experience and has served in senior leadership positions for the past 16 years.

PART II.
ITEM 5.    MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The information set forth under the caption "Quarterly Summary" in our annual report, to be delivered to shareholders in connection with the April 25, 2023 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.
We maintain a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of our common stock in lieu of fees otherwise payable to the director for his or her service as a director. A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board. Pursuant to this Plan, during the fourth quarter of 2022, we issued 431 shares of common stock to non-employee directors on a current basis and 4,537 shares of common stock to the trust for distribution to directors on a deferred basis. These shares were issued on October 1, 2022 representing aggregate fees of $0.09 million. The shares issued on a current basis were issued at a price of $19.10 per share and the shares to be issued on a deferred basis were issued at a price of $17.19 per share, representing 90% of the fair value of the shares on the credit date. The per-share value used was the consolidated closing bid price per share of our common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules. We issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table shows certain information relating to purchases of common stock for the three-months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
October 2022	241	$22.44	—	918,414
November 2022	—	—	—	918,414
December 2022	—	$—	—	—
Total	241	$22.44	—	—
The share repurchase plan we had in place for 2022 expired on December 31, 2022. On December 21, 2022, we announced the adoption by our Board of Directors of a 2023 share repurchase plan that authorizes the repurchase during 2023 of up to 1,100,000 shares of our outstanding common stock.
ITEM 6.    SELECTED FINANCIAL DATA
The information set forth under the caption "Selected Consolidated Financial Data" in our annual report, to be delivered to shareholders in connection with the April 25, 2023 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report, to be delivered to shareholders in connection with the April 25, 2023 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Asset/liability management" in our annual report, to be delivered to shareholders in connection with the April 25, 2023 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements and the independent auditor's report are set forth in our annual report, to be delivered to shareholders in connection with the April 25, 2023 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and are incorporated herein by reference.

Management's Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition at December 31, 2022 and 2021

Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020

Notes to Consolidated Financial Statements
The supplementary data required by this item set forth under the caption "Quarterly Financial Data (Unaudited)" in our annual report, to be delivered to shareholders in connection with the April 25, 2023 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.
The portions of our annual report, to be delivered to shareholders in connection with the April 25, 2023 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), which are not specifically incorporated by reference as part of this Form 10-K are not deemed to be a part of this report.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A.    CONTROLS AND PROCEDURES
1.Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the year ended December 31, 2022 (the "Evaluation Date"), have concluded that, as of such date, our disclosure controls and procedures were effective.
2.Internal Control Over Financial Reporting. "Management's Annual Report on Internal Control Over Financial Reporting" and our independent registered public accounting firm's audit of internal control over financial reporting as of December 31, 2022 included within the "Report of Independent Registered Public Accounting Firm," each as set forth in our annual report, to be delivered to shareholders in connection with the April 25, 2023 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K) are incorporated herein by reference.

ITEM 9B.    OTHER INFORMATION
None.

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS - The information with respect to our directors set forth under the caption "Proposal I Submitted for Your Vote -- Election of Directors" in our definitive proxy statement, to be delivered to shareholders in connection with the April 25, 2023 Annual Meeting of Shareholders, is incorporated herein by reference.
BENEFICIAL OWNERSHIP REPORTING – The information set forth under the caption "Delinquent Section 16(a) Reports" in our definitive proxy statement, to be delivered to shareholders in connection with the April 25, 2023 Annual Meeting of Shareholders, is incorporated herein by reference.
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
CORPORATE GOVERNANCE – Information relating to our audit committee, set forth under the caption "Board Committees and Functions" in our definitive proxy statement, to be delivered to shareholders in connection with the April 25, 2023 Annual Meeting of Shareholders, is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information set forth under the captions "Executive Compensation," "Director Compensation," “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive proxy statement, to be delivered to shareholders in connection with the April 25, 2023 Annual Meeting of Shareholders, is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth under the captions "Voting Securities and Record Date", “Proposal I Submitted for Your Vote -- Election of Directors" and "Securities Ownership of Management" in our definitive proxy statement, to be delivered to shareholders in connection with the April 25, 2023 Annual Meeting of Shareholders, is incorporated herein by reference.
We maintain certain equity compensation plans under which our common stock is authorized for issuance to employees and directors, including our Deferred Compensation and Stock Purchase Plan for Non-employee Directors and our Long-Term Incentive Plan.

The following sets forth certain information regarding our equity compensation plans as of December 31, 2021.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	40,307	$8.32	581,361

Equity compensation plan not approved by security holders	None	N/A	101,997
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
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth under the captions "Transactions Involving Management" and "Determination of Independence of Board Members" in our definitive proxy statement, to be delivered to shareholders in connection with the April 25, 2023 Annual Meeting of Shareholders, is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth under the caption "Disclosure of Fees Paid to our Independent Auditors" in our definitive proxy statement, to be delivered to shareholders in connection with the April 25, 2023 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV.
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.
Financial Statements
All of our financial statements are incorporated herein by reference as set forth in the annual report to be delivered to shareholders in connection with the April 25, 2023 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K.)

	2.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located below.
EXHIBIT INDEX
Exhibit number and description
EXHIBITS FILED HEREWITH

13	Annual report, relating to the April 25, 2023 Annual Meeting of Shareholders. This annual report will be delivered to our shareholders in compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended.
10.9*	Form of Long-Term Incentive Plan Performance Share Award Agreement as executed with certain executive officers
21	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm (Crowe LLP).
24	Power of Attorney (included on page 25).
31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
*Represents a compensation plan.
ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 3, 2023.
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

William B. Kessel, President, Chief Executive Officer, and Director (Principal Executive Officer)	s/William B. Kessel	March 3, 2023
Gavin A. Mohr, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	s/Gavin A. Mohr	March 3, 2023
James J. Twarozynski, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	s/James J. Twarozynski	March 3, 2023

Michael M. Magee, Jr. Chairperson and Director	s/Michael M. Magee, Jr.	March 3, 2023

Dennis W. Archer, Jr., Director	s/Dennis W. Archer, Jr.	March 3, 2023

Terance L. Beia, Director	s/Terance L. Beia	March 3, 2023

William J. Boer, Director	s/William J. Boer	March 3, 2023

Joan A. Budden, Director	s/Joan A. Budden	March 3, 2023

Michael J. Cok, Director	s/Michael J. Cok	March 3, 2023

Stephen L. Gulis, Jr., Director	s/Stephen L. Gulis, Jr.	March 3, 2023

Christina L. Keller, Director	s/Christina L. Keller	March 3, 2023

William B. Kessel, Director	s/William B. Kessel	March 3, 2023

Ronia F. Kruse, Director	s/Ronia F. Kruse	March 3, 2023

Matthew J. Missad, Director	s/Matthew J. Missad	March 3, 2023