Form 10-Q
period 2023-03-31
INDEPENDENT BANK CORP /MI/
filed 2023-05-05
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2023
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
YES ☐ NO ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, no par value, 21,141,009 as of May 4, 2023.

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
This list provides examples of factors that could affect the results described by forward-looking statements contained in this report, but the list is not intended to be all-inclusive. The risk factors disclosed in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as updated by any new or modified risk factors disclosed in Part II – Item 1A of any subsequently filed Quarterly Report on Form 10-Q, include the known risks our management believes could materially affect the results described by forward-looking statements in this report. However, those risks may not be the only risks we face. Our results of operations, cash flows, financial position, and prospects could also be materially and adversely affected by additional factors that are not presently known to us that we currently consider to be immaterial, or that develop after the date of this report. We cannot assure you that our future results will meet expectations. While we believe the forward-looking statements in this report are reasonable, you should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. We do not undertake, and expressly disclaim, any obligation to update or alter any statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Index

Part I - Item 1.	INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	March 31, 2023	December 31, 2022
	(Unaudited)
	(In thousands, except share amounts)
Assets
Cash and due from banks	$47,823	$70,180
Interest bearing deposits	179,196	4,191
Cash and Cash Equivalents	227,019	74,371
Securities available for sale	767,526	779,347
Securities held to maturity (fair value of $339,337 at March 31, 2023 and $335,418 at December 31, 2022 )	369,577	374,818
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	17,653	17,653
Loans held for sale, carried at fair value	16,935	26,518
Loans held for sale, carried at lower of cost or fair value	—	20,367
Loans
Commercial	1,471,293	1,466,853
Mortgage	1,408,229	1,368,409
Installment	630,287	630,090
Total Loans	3,509,809	3,465,352
Allowance for credit losses	(50,550)	(52,435)
Net Loans	3,459,259	3,412,917
Other real estate and repossessed assets, net	499	455
Property and equipment, net	35,764	35,893
Bank-owned life insurance	55,314	55,204
Capitalized mortgage loan servicing rights, carried at fair value	41,923	42,489
Other intangibles	2,415	2,551
Goodwill	28,300	28,300
Accrued income and other assets	116,750	128,904
Total Assets	$5,138,934	$4,999,787

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$1,192,396	$1,269,759
Savings and interest-bearing checking	1,975,098	1,973,308
Reciprocal	685,458	602,575
Time	407,267	321,492
Brokered time	284,530	211,935
Total Deposits	4,544,749	4,379,069
Other borrowings	50,029	86,006
Subordinated debt	39,452	39,433
Subordinated debentures	39,677	39,660
Accrued expenses and other liabilities	97,313	108,023
Total Liabilities	4,771,220	4,652,191
Commitments and contingent liabilities
Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 21,138,303 shares at March 31, 2023 and 21,063,971 shares at December 31, 2022	321,026	320,991
Retained earnings	127,499	119,368
Accumulated other comprehensive loss	(80,811)	(92,763)
Total Shareholders’ Equity	367,714	347,596
Total Liabilities and Shareholders’ Equity	$5,138,934	$4,999,787
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2023	2022
	(Unaudited)
	(In thousands, except per share amounts)
Interest Income
Interest and fees on loans	$44,294	$28,418
Interest on securities
Taxable	5,884	4,552
Tax-exempt	3,083	1,554
Other investments	675	217
Total Interest Income	53,936	34,741
Interest Expense
Deposits	13,760	767
Other borrowings and subordinated debt and debentures	1,735	973
Total Interest Expense	15,495	1,740
Net Interest Income	38,441	33,001
Provision for credit losses	2,160	(1,573)
Net Interest Income After Provision for Credit Losses	36,281	34,574
Non-interest Income
Interchange income	3,205	3,082
Service charges on deposit accounts	2,857	2,957
Net gains (losses) on assets
Mortgage loans	1,256	835
Securities available for sale	(222)	70
Mortgage loan servicing, net	726	9,641
Other	2,729	2,363
Total Non-interest Income	10,551	18,948
Non-interest Expense
Compensation and employee benefits	19,339	20,130
Data processing	2,991	2,216
Occupancy, net	2,159	2,543
Interchange expense	1,049	1,011
Furniture, fixtures and equipment	926	1,045
FDIC deposit insurance	783	522
Communications	668	757
Legal and professional	607	493
Loan and collection	578	559
Advertising	495	680
Recoveries related to unfunded lending commitments	(475)	(355)
Other	1,837	1,849
Total Non-interest Expense	30,957	31,450
Income Before Income Tax	15,875	22,072
Income tax expense	2,884	4,105
Net Income	$12,991	$17,967
Net Income Per Common Share
Basic	$0.62	$0.85
Diluted	$0.61	$0.84
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three months ended March 31,
	2023	2022
	(Unaudited - In thousands)

Net income	$12,991	$17,967
Other comprehensive income (loss)
Securities available for sale
Unrealized gains (losses) arising during period	14,393	(69,442)
Accretion of net unrealized losses on securities transferred to held to maturity	850	—
Reclassification adjustments for (gains) losses included in earnings	222	(70)
Unrealized gains (losses) recognized in other comprehensive income (loss) on securities available for sale	15,465	(69,512)
Income tax expense (benefit)	3,248	(14,597)
Unrealized gains (losses) recognized in other comprehensive income (loss) on securities available for sale, net of tax	12,217	(54,915)
Derivative instruments
Unrealized losses arising during period	(420)	—
Reclassification adjustment for expense recognized in earnings	84	—
Unrealized losses recognized in other comprehensive income (loss) on derivative instruments	(336)	—
Income tax benefit	(71)	—
Unrealized losses recognized in other comprehensive income (loss) on derivative instruments, net of tax	(265)	—
Other comprehensive income (loss)	11,952	(54,915)
Comprehensive income (loss)	$24,943	$(36,948)
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2023	2022
	(Unaudited - In thousands)
Net Income	$12,991	$17,967
Adjustments to Reconcile Net Income to Net Cash From Operating Activities
Proceeds from sales of loans held for sale	65,428	190,618
Disbursements for loans held for sale	(54,430)	(164,232)
Provision for credit losses	2,160	(1,573)
Deferred income tax expense	1,436	2,174
Net deferred loan fees (costs)	160	(1,114)
Net depreciation, amortization of intangible assets and premiums and accretion of discounts on securities and loans	2,425	2,868
Net gains on mortgage loans	(1,256)	(835)
Net (gains) losses on securities available for sale	222	(70)
Share based compensation	569	511
(Increase) Decrease in accrued income and other assets	1,960	(6,954)
Decrease in accrued expenses and other liabilities	(8,106)	(789)
Total Adjustments	10,568	20,604
Net Cash From Operating Activities	23,559	38,571
Cash Flow From (Used in) Investing Activities
Proceeds from the sale of securities available for sale	278	4,395
Proceeds from maturities, prepayments and calls of securities available for sale	27,742	64,098
Proceeds from maturities, prepayments and calls of securities held to maturity	3,334	—
Purchases of securities held to maturity	(400)	—
Purchases of securities available for sale	—	(124,560)
Proceeds from the redemption of Federal Home Loan Bank stock	—	774
Net increase in portfolio loans (loans originated, net of principal payments)	(66,329)	(96,682)
Proceeds from the sale of portfolio loans	41,237	33,755
Proceeds from bank-owned life insurance	—	433
Proceeds from the sale of other real estate and repossessed assets	243	138
Capital expenditures	(1,325)	(2,381)
Net Cash From (Used in) Investing Activities	4,780	(120,030)
Cash Flow From Financing Activities
Net increase in total deposits	165,680	88,408
Net increase (decrease) in other borrowings	(60,977)	(3)
Proceeds from Federal Home Loan Bank Advances	95,000	—
Payments of Federal Home Loan Bank Advances	(70,000)	—
Dividends paid	(4,860)	(4,667)
Proceeds from issuance of common stock	48	13
Repurchase of common stock	—	(1,384)
Share based compensation withholding obligation	(582)	(560)
Net Cash From Financing Activities	124,309	81,807
Net Increase (Decrease) in Cash and Cash Equivalents	152,648	348
Cash and Cash Equivalents at Beginning of Period	74,371	109,473
Cash and Cash Equivalents at End of Period	$227,019	$109,821
Cash paid during the period for
Interest	$13,697	$1,104
Income taxes	—	—
Transfers to other real estate and repossessed assets	241	276
Right of use assets obtained in exchange for lease obligations	400	—
Purchase of securities available for sale not yet settled	—	10,542
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(Dollars in thousands, except per share amounts)
Balances at January 1, 2023	$320,991	$119,368	$(92,763)	$347,596
Net income, three months ended March 31, 2023	—	12,991	—	12,991
Cash dividends declared, $0.23 per share	—	(4,860)	—	(4,860)
Issuance of 15,500 shares of common stock	48	—	—	48
Share based compensation (issuance of 86,394 shares of common stock)	569	—	—	569
Share based compensation withholding obligation (withholding of 27,562 shares of common stock)	(582)	—	—	(582)
Other comprehensive income	—	—	11,952	11,952
Balances at March 31, 2023	$321,026	$127,499	$(80,811)	$367,714

Balances at January 1, 2022	$323,401	$74,582	$501	$398,484
Net income, three months ended March 31, 2022	—	17,967	—	17,967
Cash dividends declared, $0.22 per share	—	(4,667)	—	(4,667)
Repurchase of 59,002 shares of common stock	(1,384)	—	—	(1,384)
Issuance of 15,100 shares of common stock	13	—	—	13
Share based compensation (issuance of 65,461 shares of common stock)	511	—	—	511
Share based compensation withholding obligation (withholding of 24,365 shares of common stock)	(560)	—	—	(560)
Other comprehensive loss	—	—	(54,915)	(54,915)
Balances at March 31, 2022	$321,981	$87,882	$(54,414)	$355,449
See notes to interim condensed consolidated financial statements (Unaudited)

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Preparation of Financial Statements
The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2022 included in our Annual Report on Form 10-K.
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of March 31, 2023 and December 31, 2022, and the results of operations for the three-month periods ended March 31, 2023 and 2022. The results of operations for the three-month periods ended March 31, 2023, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the prior period condensed consolidated financial statements to conform to the current period presentation. Our critical accounting policies include the determination of the allowance for credit losses (“ACL”) and the valuation of capitalized mortgage loan servicing rights. Refer to our 2022 Annual Report on Form 10-K for a disclosure of our accounting policies.
2.    New Accounting Standards
In March 2020, the FASB issued ASU 2020-04, ‘‘Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting’’ and in December 2022 the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848". These new ASUs provide temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. Entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. Entities that make such elections would not have to remeasure contracts at the modification date or reassess a previous accounting determination. Entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met.
We have formed a cross-functional project team to lead this transition from LIBOR to a planned adoption of reference rates which could include Secured Overnight Financing Rate (“SOFR”), among others. We utilized the timeline guidance published by the Alternative Reference Rates Committee to develop and achieve internal milestones during this transitional period. We had discontinued the use of new LIBOR-based loans as of December 31, 2021, according to regulatory guidelines. We also discontinued the use of new LIBOR based interest rate derivatives as of December 31, 2021. The amended guidance under Topic 848 and our ability to elect its temporary optional expedients and exceptions are effective for us through December 31, 2024. We expect to adopt the LIBOR transition relief allowed under this standard.
In March, 2022, the FASB issued ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures”. This ASU eliminates the troubled debt restructuring (“TDR”) accounting model for creditors that have already adopted Topic 326, which is commonly referred to as the current expected credit loss (“CECL”) model. In lieu of the TDR accounting model, creditors now will apply the general loan modification guidance in Subtopic 310-20 to all loan modifications, including modifications made for borrowers experiencing financial difficulty. Under the general loan modification guidance, a modification is treated as a new loan only if the terms of the new loan are at least as favorable to the lender as the terms for comparable loans to other customers with similar collection risks, and modifications to the terms of the original loan are more than minor. If either condition is not met, the modification is accounted for as the continuation of the old loan with any effect of the modification treated as a prospective adjustment to the loan’s effective interest rate. In addition, this ASU requires the disclosure of gross charge-offs recorded in the current period for financing receivables by origination year. For entities that have adopted Topic 326, ASU 2022-02 takes effect in reporting periods beginning after December 15, 2022, with early adoption permitted. The adoption of this ASU on January 1, 2023, did not have a material impact on our Condensed Consolidated Financial Statements.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
3.    Securities
Securities available for sale (“AFS”) consist of the following:

	Amortized Cost	Unrealized
		Gains	Losses	Fair Value
	(In thousands)
March 31, 2023
U.S. agency	$12,230	$6	$708	$11,528
U.S. agency residential mortgage-backed	98,337	1	8,834	89,504
U.S. agency commercial mortgage-backed	14,848	—	1,310	13,538
Private label mortgage-backed	100,323	233	7,842	92,714
Other asset backed	180,591	—	4,547	176,044
Obligations of states and political subdivisions	346,480	90	41,984	304,586
Corporate	86,138	—	7,457	78,681
Trust preferred	980	—	49	931
Total	$839,927	$330	$72,731	$767,526

December 31, 2022
U.S. agency	$13,191	$10	$1,100	$12,101
U.S. agency residential mortgage-backed	100,700	19	10,261	90,458
U.S. agency commercial mortgage-backed	15,047	—	1,594	13,453
Private label mortgage-backed	102,196	245	8,596	93,845
Other asset backed	200,755	—	6,030	194,725
Obligations of states and political subdivisions	346,187	55	50,565	295,677
Corporate	87,308	—	9,151	78,157
Trust preferred	979	—	48	931
Total	$866,363	$329	$87,345	$779,347

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Securities held to maturity (“HTM”) consist of the following:

	Carrying Value	Transferred Unrealized Loss (1)	ACL	Amortized Cost	Unrealized		Fair Value
					Gains	Losses
	(In thousands)
March 31, 2023
U.S. agency	$27,527	$1,804	$—	$29,331	$—	$4,299	$25,032
U.S. agency residential mortgage-backed	115,673	10,571	—	126,244	—	22,447	103,797
U.S. agency commercial mortgage-backed	4,766	214	—	4,980	—	445	4,535
Private label mortgage-backed	7,257	388	1	7,646	—	876	6,770
Obligations of states and political subdivisions	167,919	8,136	39	176,094	108	19,352	156,850
Corporate	45,491	1,051	116	46,658	—	5,151	41,507
Trust preferred	944	52	4	1,000	—	154	846
Total	$369,577	$22,216	$160	$391,953	$108	$52,724	$339,337

December 31, 2022
U.S. agency	$27,634	$1,839	$—	$29,473	$—	$5,066	$24,407
U.S. agency residential mortgage-backed	117,650	10,845	—	128,495	—	25,239	103,256
U.S. agency commercial mortgage-backed	4,798	228	—	5,026	—	596	4,430
Private label mortgage-backed	7,242	416	1	7,659	—	997	6,662
Obligations of states and political subdivisions	168,134	8,555	39	176,728	11	25,591	151,148
Corporate	48,418	1,130	123	49,671	—	5,156	44,515
Trust preferred	942	53	5	1,000	—	—	1,000
Total	$374,818	$23,066	$168	$398,052	$11	$62,645	$335,418
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our investments' gross unrealized losses and fair values for securities AFS aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2023
U.S. agency	$297	$1	$10,301	$707	$10,598	$708
U.S. agency residential mortgage-backed	9,117	117	80,149	8,717	89,266	8,834
U.S. agency commercial mortgage-backed	—	—	13,539	1,310	13,539	1,310
Private label mortgage-backed	1,995	198	90,199	7,644	92,194	7,842
Other asset backed	13,590	160	162,456	4,387	176,046	4,547
Obligations of states and political subdivisions	60	1	296,557	41,983	296,617	41,984
Corporate	11,240	183	67,441	7,274	78,681	7,457
Trust preferred	—	—	930	49	930	49
Total	$36,299	$660	$721,572	$72,071	$757,871	$72,731

December 31, 2022
U.S. agency	$8,244	$799	$2,587	$301	$10,831	$1,100
U.S. agency residential mortgage-backed	33,784	1,920	54,793	8,341	88,577	10,261
U.S. agency commercial mortgage-backed	1,609	73	11,844	1,521	13,453	1,594
Private label mortgage-backed	39,954	2,582	53,346	6,014	93,300	8,596
Other asset backed	110,859	2,657	83,802	3,373	194,661	6,030
Obligations of states and political subdivisions	56,455	10,216	231,705	40,349	288,160	50,565
Corporate	24,876	1,737	51,293	7,414	76,169	9,151
Trust preferred	—	—	931	48	931	48
Total	$275,781	$19,984	$490,301	$67,361	$766,082	$87,345
Securities AFS in unrealized loss positions are evaluated quarterly for impairment related to credit losses. For securities AFS in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities AFS that do not meet this criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, adverse conditions specifically related to the security and the issuer and the impact of changes in market interest rates on the market value of the security, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss), net of applicable taxes. No ACL for securities AFS was needed at March 31, 2023 and December 31, 2022. Accrued interest receivable on securities AFS totaled $4.2 million and $4.7 million at March 31, 2023 and December 31, 2022, respectively,

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
and is excluded from the estimate of credit losses and is included in accrued income and other assets in the Condensed Consolidated Statements of Financial Condition.
U.S. agency, U.S. agency residential mortgage-backed and U.S. agency commercial mortgage-backed securities — at March 31, 2023, we had 30 U.S. agency, 188 U.S. agency residential mortgage-backed and 12 U.S. agency commercial mortgage-backed securities whose fair value is less than amortized cost. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. The unrealized losses are largely attributed to widening spreads to Treasury bonds and/or an increase in interest rates since acquisition.
Private label mortgage backed, other asset backed, corporate and foreign securities — at March 31, 2023, we had 90 private label mortgage backed, 133 other asset backed, and 83 corporate securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and/or an increase in interest rates since acquisition.
Obligations of states and political subdivisions — at March 31, 2023, we had 335 municipal securities whose fair value is less than amortized cost. The unrealized losses are primarily due to an increase in interest rates since acquisition.
Trust preferred securities — at March 31, 2023, we had one trust preferred security whose fair value is less than amortized cost. This trust preferred security is a single issue security issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities has suffered from credit spread widening. This security is rated by a major rating agency as investment grade.
At March 31, 2023 management does not intend to liquidate any of the securities discussed above and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses.
We recorded no credit related charges in our Condensed Consolidated Statements of Operations related to securities AFS during the three month periods ended March 31, 2023 and 2022, respectively.
The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of securities HTM to present the net amount expected to be collected. Securities HTM are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in our Condensed Consolidated Statements of Operations in provision for credit losses. We measure expected credit losses on securities HTM on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Accrued interest receivable on securities HTM totaled $2.0 million and $1.8 million at March 31, 2023 and December 31, 2022, respectively and is excluded from the estimate of credit losses and is included in accrued income and other assets in the Condensed Consolidated Statements of Financial Condition. With regard to U.S. Government-sponsored agency and mortgage-backed securities (residential and commercial), all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to obligations of states and political subdivisions, private label-mortgage-backed, corporate and trust preferred securities HTM, we consider (1) issuer bond ratings, (2) long-term historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. During the first quarter of 2023, one corporate security (Signature Bank) defaulted resulting in a $3.0 million provision for credit losses and a corresponding full charge-off. Despite this lone security loss, the long-term historical loss rates associated with securities having similar grades as those in our portfolio have been insignificant. Furthermore, as of March 31, 2023 and December 31, 2022, there were no past due principal and interest payments associated with these securities. At those same dates an allowance for credit losses of $160,000 and $168,000, respectively was recorded on non U.S. agency securities HTM based on applying the long-term historical credit loss rate, as published by Moody’s, for similarly rated securities.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
On a quarterly basis, we monitor the credit quality of securities HTM through the use of credit ratings. The carrying value of securities HTM aggregated by credit quality follow:

	Private Label Mortgage- Backed	Obligations of States and Political Subdivisions	Corporate	Trust Preferred	Carrying Value Total
	(In thousands)
March 31, 2023
Credit rating:
AAA	$7,257	$37,428	$—	$—	$44,685
AA	—	104,851	—	—	104,851
A	—	3,924	6,903	—	10,827
BBB	—	1,163	35,685	—	36,848
Non-rated	—	20,553	2,903	944	24,400
Total	$7,257	$167,919	$45,491	$944	$221,611

December 31, 2022
Credit rating:
AAA	$7,242	$32,876	$—	$—	$40,118
AA	—	110,033	—	—	110,033
A	—	3,917	6,900	—	10,817
BBB	—	1,167	38,621	—	39,788
Non-rated	—	20,141	2,897	942	23,980
Total	$7,242	$168,134	$48,418	$942	$224,736
An analysis of the allowance for credit losses by security HTM type follows (1):

	Private Label Mortgage- Backed	Obligations of States and Political Subdivisions	Corporate	Trust Preferred	Total
	(In thousands)
Three months ended March 31, 2023
Balance at beginning of period	$1	$39	$123	$5	$168
Additions (deductions)
Provision for credit losses	—	—	2,993	(1)	2,992
Recoveries credited to the allowance	—	—	—	—	—
Securities HTM charged against the allowance	—	—	(3,000)	—	(3,000)
Balance at end of period	$1	$39	$116	$4	$160
(1) We had no securities HTM during the three month period ending March 31, 2022

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The amortized cost and fair value of securities AFS and securities HTM at March 31, 2023, by contractual maturity, follow:

	Securities AFS		Securities HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturing within one year	$9,999	$9,872	$5,873	$5,863
Maturing after one year but within five years	138,033	126,497	47,000	43,659
Maturing after five years but within ten years	88,054	77,115	111,535	98,275
Maturing after ten years	209,742	182,242	88,675	76,438
	445,828	395,726	253,083	224,235
U.S. agency residential mortgage-backed	98,337	89,504	126,244	103,797
U.S. agency commercial mortgage-backed	14,848	13,538	4,980	4,535
Private label mortgage-backed	100,323	92,714	7,646	6,770
Other asset backed	180,591	176,044	—	—
Total	$839,927	$767,526	$391,953	$339,337
The actual maturity may differ from the contractual maturity because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
Gains and losses realized on the sale of securities AFS are determined using the specific identification method and are recognized on a trade-date basis. A summary of proceeds from the sale of securities AFS and gains and losses for the three month periods ending March 31, follows:

		Realized
	Proceeds	Gains	Losses
	(In thousands)
2023	$278	$—	$222
2022	4,395	70	—

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
The first ACL element (specific allocations) includes loans that do not share similar risk characteristics and are evaluated on an individual basis. We will typically evaluate on an individual basis loans that are on nonaccrual; commercial loans that have been modified resulting in a concession, for which the borrower is experiencing financial difficulties, and which are considered troubled loan modifications; and severely delinquent mortgage and installment loans. When we determine that foreclosure is probable or when repayment is expected to be provided substantially through the operation or sale of underlying collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for estimated selling costs. For loans evaluated on an individual basis that are not determined to be collateral dependent, a discounted cash flow analysis is performed to determine expected credit losses.
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
We utilize a discounted cash flow (“DCF”) model to estimate expected future losses for pooled loans. Expected future cash flows are developed from payment schedules over the contractual term, adjusted for forecasted default (probability of default), loss, and prepayment assumptions. We are not required to develop forecasts over the full contractual term of the financial asset or group of financial assets. Rather, for periods beyond which we are able to make or obtain R&S forecasts of expected credit losses, we revert to the long term average on a straight line or immediate basis, as determined by our CECL Forecast Committee, and which may vary depending on the economic outlook and uncertainty.
The DCF model for the mortgage and installment pooled loan segments includes using probability of default (“PD”) assumptions that are derived through regression analysis with forecasted US unemployment levels by credit score tier. We review a composite forecast of approximately 50 analysts as well as the Federal Open Market Committee (“FOMC”) projections in setting the unemployment forecast for the R&S period. The current ACL utilizes a one year R&S forecast followed by immediate reversion to the 30 year average unemployment rate. PD assumptions for the remaining segments are based primarily on historical rates by risk metric as defaults were not strongly correlated with any economic indicator. Loss given default (“LGD”) assumptions for the mortgage loan segment are based on a two year forecast followed by a two year straight line reversion period to the longer term average, while LGD rates for the remaining segments are the historical average for the entire period. Prepayment assumptions represent average rates per segment for a period determined by the CECL Forecast Committee and as calculated through the Bank’s Asset and Liability Management program.
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
composition, national and local economic factors, credit policy and administration and other factors not considered in the base quantitative model. We utilize a survey completed by business unit management throughout the Bank, as well as discussion with the CECL Forecast Committee to establish reserves under the qualitative framework.
An analysis of the ACL by portfolio segment for the three months ended March 31, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2023
Balance at beginning of period	$13,817	$21,633	$4,290	$12,695	$52,435
Additions (deductions)
Provision for credit losses	648	(1,574)	(61)	155	(832)
Recoveries credited to the allowance	28	84	466	—	578
Loans charged against the allowance	(960)	(30)	(641)	—	(1,631)
Balance at end of period	$13,533	$20,113	$4,054	$12,850	$50,550

2022
Balance at beginning of period	$11,519	$19,221	$3,749	$12,763	$47,252
Additions (deductions)
Provision for credit losses	(852)	(178)	149	(692)	(1,573)
Recoveries credited to the allowance	77	171	373	—	621
Loans charged against the allowance	—	(6)	(667)	—	(673)
Balance at end of period	$10,744	$19,208	$3,604	$12,071	$45,627

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	Non- Accrual with no Allowance for Credit Loss	Non- Accrual with an Allowance for Credit Loss	Total Non- Accrual	90+ and Still Accruing	Total Non- Performing Loans
	(In thousands)
March 31, 2023
Commercial
Commercial and industrial (1)	$—	$9	$9	$—	$9
Commercial real estate	—	—	—	—	—
Mortgage
1-4 family owner occupied - jumbo	—	—	—	—	—
1-4 family owner occupied - non-jumbo (2)	729	1,502	2,231	—	2,231
1-4 family non-owner occupied	273	232	505	—	505
1-4 family - 2nd lien	—	390	390	—	390
Resort lending	107	—	107	—	107
Installment
Boat lending	—	307	307	—	307
Recreational vehicle lending	—	181	181	—	181
Other	—	156	156	—	156
Total	$1,109	$2,777	$3,886	$—	$3,886

Accrued interest excluded from total	$—	$—	$—	$—	$—

December 31, 2022
Commercial
Commercial and industrial (1)	$—	$9	$9	$—	$9
Commercial real estate	—	—	—	—	—
Mortgage
1-4 family owner occupied - jumbo	—	—	—	—	—
1-4 family owner occupied - non-jumbo (2)	1,077	852	1,929	—	1,929
1-4 family non-owner occupied	152	323	475	—	475
1-4 family - 2nd lien	—	562	562	—	562
Resort lending	110	38	148	—	148
Installment
Boat lending	—	380	380	—	380
Recreational vehicle lending	—	30	30	—	30
Other	—	188	188	—	188
Total	$1,339	$2,382	$3,721	$—	$3,721

Accrued interest excluded from total	$—	$—	$—	$—	$—
(1)Non-performing commercial and industrial loans exclude $0.027 million and $0.029 million of government guaranteed loans at March 31, 2023 and December 31, 2022, respectively.
(2)Non-performing 1-4 family owner occupied – non jumbo loans exclude $2.303 million and $1.631 million of government guaranteed loans at March 31, 2023 and December 31, 2022, respectively.

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
The amortized cost of collateral-dependent loans by class follows:

	Collateral Type		Allowance for Credit Losses
	Real Estate	Other
	(In thousands)
March 31, 2023
Commercial
Commercial and industrial	$3,606	$2,316	$210
Commercial real estate	276	—	43
Mortgage
1-4 family owner occupied - jumbo	—	—	—
1-4 family owner occupied - non-jumbo	1,519	—	235
1-4 family non-owner occupied	461	—	171
1-4 family - 2nd lien	170	—	60
Resort lending	107	—	—
Installment
Boat lending	—	217	77
Recreational vehicle lending	—	112	40
Other	6	92	35
Total	$6,145	$2,737	$871

Accrued interest excluded from total	$28	$31

December 31, 2022
Commercial
Commercial and industrial	$748	$1,309	$197
Commercial real estate	7,329	—	1,243
Mortgage
1-4 family owner occupied - jumbo	—	—	—
1-4 family owner occupied - non-jumbo	1,721	—	229
1-4 family non-owner occupied	233	—	29
1-4 family - 2nd lien	368	—	203
Resort lending	148	—	14
Installment
Boat lending	—	297	101
Recreational vehicle lending	—	30	11
Other	6	128	47
Total	$10,553	$1,764	$2,074

Accrued interest excluded from total	$40	$6

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
An aging analysis of loans by class follows:

	Loans Past Due				Loans not Past Due	Total Loans
	30-59 days	60-89 days	90+ days	Total
	(In thousands)
March 31, 2023
Commercial
Commercial and industrial	$110	$—	$283	$393	$738,894	$739,287
Commercial real estate	—	—	—	—	732,006	732,006
Mortgage
1-4 family owner occupied - jumbo	—	—	—	—	786,446	786,446
1-4 family owner occupied - non-jumbo	328	1,081	444	1,853	293,130	294,983
1-4 family non-owner occupied	82	124	179	385	180,478	180,863
1-4 family - 2nd lien	399	59	115	573	105,449	106,022
Resort lending	—	—	107	107	39,808	39,915
Installment
Boat lending	303	—	217	520	256,724	257,244
Recreational vehicle lending	353	94	76	523	265,056	265,579
Other	184	150	84	418	107,046	107,464
Total	$1,759	$1,508	$1,505	$4,772	$3,505,037	$3,509,809

Accrued interest excluded from total	$17	$9	$—	$26	$10,120	$10,146

December 31, 2022
Commercial
Commercial and industrial	$—	$—	$38	$38	$732,425	$732,463
Commercial real estate	—	—	—	—	734,390	734,390
Mortgage
1-4 family owner occupied - jumbo	—	—	—	—	752,563	752,563
1-4 family owner occupied - non-jumbo	1,400	521	869	2,790	282,842	285,632
1-4 family non-owner occupied	61	93	200	354	182,746	183,100
1-4 family - 2nd lien	420	107	47	574	104,703	105,277
Resort lending	54	—	148	202	41,635	41,837
Installment
Boat lending	528	14	295	837	252,128	252,965
Recreational vehicle lending	639	147	18	804	269,869	270,673
Other	215	46	123	384	106,068	106,452
Total	$3,317	$928	$1,738	$5,983	$3,459,369	$3,465,352
Accrued interest excluded from total	$27	$7	$—	$34	$9,975	$10,009

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
During the three months ended March 31, 2023, there were no troubled loan modification or subsequent defaults.
During the three months ended March 31, 2022, there were no loans that were modified as TDRs and there were no TDRs that subsequently defaulted within twelve months following the modification during the three month period ended March 31, 2022.
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables summarize loan ratings by loan class for our commercial portfolio loan segment at March 31, 2023 and December 31, 2022:

	Commercial
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
March 31, 2023
Commercial and industrial
Non-watch (1-6)	$19,553	$158,050	$85,209	$53,898	$52,565	$113,924	$236,456	$719,655
Watch (7-8)	500	773	2,112	3,710	1,952	2,746	2,239	14,032
Substandard Accrual (9)	—	—	3,809	65	351	1,312	27	5,564
Non-Accrual (10-11)	—	—	—	—	—	36	—	36
Total	$20,053	$158,823	$91,130	$57,673	$54,868	$118,018	$238,722	$739,287
Accrued interest excluded from total	$128	$333	$185	$141	$118	$370	$986	$2,261
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Non-watch (1-6)	$23,896	$179,315	$156,164	$33,558	$86,665	$208,035	$36,924	$724,557
Watch (7-8)	—	—	—	—	4,558	2,683	—	7,241
Substandard Accrual (9)	—	—	—	—	181	27	—	208
Non-Accrual (10-11)	—	—	—	—	—	—	—	—
Total	$23,896	$179,315	$156,164	$33,558	$91,404	$210,745	$36,924	$732,006
Accrued interest excluded from total	$54	$498	$491	$98	$358	$681	$146	$2,326
Current period gross charge-offs	$—	$—	$—	$—	$960	$—	$—	$960

Total Commercial
Non-watch (1-6)	$43,449	$337,365	$241,373	$87,456	$139,230	$321,959	$273,380	$1,444,212
Watch (7-8)	500	773	2,112	3,710	6,510	5,429	2,239	21,273
Substandard Accrual (9)	—	—	3,809	65	532	1,339	27	5,772
Non-Accrual (10-11)	—	—	—	—	—	36	—	36
Total	$43,949	$338,138	$247,294	$91,231	$146,272	$328,763	$275,646	$1,471,293
Accrued interest excluded from total	$182	$831	$676	$239	$476	$1,051	$1,132	$4,587
Current period gross charge-offs	$—	$—	$—	$—	$960	$—	$—	$960

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2022	2021	2020	2019	2018	Prior
	(In thousands)
December 31, 2022
Commercial and industrial
Non-watch (1-6)	$157,561	$89,251	$58,292	$45,792	$30,715	$95,908	$237,906	$715,425
Watch (7-8)	680	4,539	781	1,690	105	4,474	2,793	15,062
Substandard Accrual (9)	—	971	68	388	109	402	—	1,938
Non-Accrual (10-11)	—	—	—	—	—	38	—	38
Total	$158,241	$94,761	$59,141	$47,870	$30,929	$100,822	$240,699	$732,463
Accrued interest excluded from total	$238	$178	$146	$105	$181	$308	$890	$2,046

Commercial real estate
Non-watch (1-6)	$170,238	$154,918	$38,062	$97,762	$56,580	$159,514	$42,030	$719,104
Watch (7-8)	—	182	313	4,769	1,010	1,641	112	8,027
Substandard Accrual (9)	—	—	—	181	2,014	5,064	—	7,259
Non-Accrual (10-11)	—	—	—	—	—	—	—	—
Total	$170,238	$155,100	$38,375	$102,712	$59,604	$166,219	$42,142	$734,390
Accrued interest excluded from total	$609	$468	$88	$368	$206	$515	$109	$2,363

Total Commercial
Non-watch (1-6)	$327,799	$244,169	$96,354	$143,554	$87,295	$255,422	$279,936	$1,434,529
Watch (7-8)	680	4,721	1,094	6,459	1,115	6,115	2,905	23,089
Substandard Accrual (9)	—	971	68	569	2,123	5,466	—	9,197
Non-Accrual (10-11)	—	—	—	—	—	38	—	38
Total	$328,479	$249,861	$97,516	$150,582	$90,533	$267,041	$282,841	$1,466,853
Accrued interest excluded from total	$847	$646	$234	$473	$387	$823	$999	$4,409
For each of our mortgage and installment portfolio segment classes, we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated semi-annually.
The following tables summarize credit scores by loan class for our mortgage and installment loan portfolio segments at March 31, 2023 and December 31, 2022:

	Mortgage (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2018	Prior
	(In thousands)
March 31, 2023
1-4 family owner occupied - jumbo
800 and above	$2,430	$22,681	$55,204	$16,129	$9,119	$9,849	$639	$116,051
750-799	8,066	115,180	190,997	70,729	16,158	17,825	2,323	421,278
700-749	1,349	36,580	91,359	27,314	12,586	11,535	1,536	182,259
650-699	2,014	9,674	22,268	7,178	2,542	8,224	—	51,900
600-649	—	2,845	1,268	4,511	463	2,103	—	11,190
550-599	—	547	1,510	—	—	467	—	2,524
500-549	—	—	—	557	—	687	—	1,244
Under 500	—	—	—	—	—	—	—	—
Unknown	—	—	—	—	—	—	—	—
Total	$13,859	$187,507	$362,606	$126,418	$40,868	$50,690	$4,498	$786,446
Accrued interest excluded from total	$32	$495	$779	$293	$115	$165	$27	$1,906
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Mortgage (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2018	Prior
	(In thousands)
March 31, 2023 - continued
1-4 family owner occupied - non-jumbo
800 and above	$1,249	$2,883	$9,858	$5,497	$3,151	$8,239	$2,396	$33,273
750-799	4,589	40,092	24,364	14,210	5,531	21,599	9,192	119,577
700-749	1,955	21,924	12,660	7,864	4,079	24,649	3,743	76,874
650-699	1,653	10,970	5,025	2,653	3,144	12,260	1,071	36,776
600-649	376	555	1,321	1,822	421	7,225	99	11,819
550-599	—	—	85	56	1,460	6,275	132	8,008
500-549	—	—	75	844	181	4,595	114	5,809
Under 500	—	—	206	761	472	1,408	—	2,847
Unknown	—	—	—	—	—	—	—	—
Total	$9,822	$76,424	$53,594	$33,707	$18,439	$86,250	$16,747	$294,983
Accrued interest excluded from total	$37	$207	$118	$81	$54	$283	$103	$883
Current period gross charge-offs	$—	$—	$—	$—	$—	$25	$—	$25

1-4 family non-owner occupied
800 and above	$431	$3,310	$9,225	$4,208	$3,864	$6,022	$1,553	$28,613
750-799	7,031	20,418	35,506	11,927	5,737	14,167	3,928	98,714
700-749	311	7,913	11,786	5,466	1,239	7,843	1,641	36,199
650-699	—	978	2,470	3,776	189	4,546	504	12,463
600-649	—	951	138	—	107	1,925	203	3,324
550-599	—	—	—	—	120	450	335	905
500-549	—	—	—	—	—	394	58	452
Under 500	—	—	—	—	—	193	—	193
Unknown	—	—	—	—	—	—	—	—
Total	$7,773	$33,570	$59,125	$25,377	$11,256	$35,540	$8,222	$180,863
Accrued interest excluded from total	$2	$106	$159	$66	$32	$132	$55	$552
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - 2nd lien
800 and above	$22	$233	$439	$426	$261	$686	$7,399	$9,466
750-799	581	2,843	2,730	2,196	656	3,639	38,287	50,932
700-749	68	1,558	1,804	935	747	3,004	21,131	29,247
650-699	159	204	290	89	235	1,656	8,628	11,261
600-649	—	—	99	257	191	945	2,057	3,549
550-599	—	—	—	—	—	492	237	729
500-549	—	—	—	—	17	415	120	552
Under 500	—	—	—	—	129	57	100	286
Unknown	—	—	—	—	—	—	—	—
Total	$830	$4,838	$5,362	$3,903	$2,236	$10,894	$77,959	$106,022
Accrued interest excluded from total	$—	$14	$10	$8	$7	$40	$543	$622
Current period gross charge-offs	$—	$—	$—	$—	$—	$5	$—	$5

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Mortgage - continued (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
March 31, 2023 - continued
Resort lending
800 and above	$—	$—	$425	$—	$—	$6,910	$—	$7,335
750-799	—	1,040	1,144	1,202	182	15,758	—	19,326
700-749	—	—	628	113	—	6,111	—	6,852
650-699	—	107	—	52	—	5,088	—	5,247
600-649	—	—	—	—	—	882	—	882
550-599	—	—	—	—	—	29	—	29
500-549	—	—	—	—	—	137	—	137
Under 500	—	—	—	—	—	107	—	107
Unknown	—	—	—	—	—	—	—	—
Total	$—	$1,147	$2,197	$1,367	$182	$35,022	$—	$39,915
Accrued interest excluded from total	$—	$5	$4	$3	$1	$118	$—	$131
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Mortgage
800 and above	$4,132	$29,107	$75,151	$26,260	$16,395	$31,706	$11,987	$194,738
750-799	20,267	179,573	254,741	100,264	28,264	72,988	53,730	709,827
700-749	3,683	67,975	118,237	41,692	18,651	53,142	28,051	331,431
650-699	3,826	21,933	30,053	13,748	6,110	31,774	10,203	117,647
600-649	376	4,351	2,826	6,590	1,182	13,080	2,359	30,764
550-599	—	547	1,595	56	1,580	7,713	704	12,195
500-549	—	—	75	1,401	198	6,228	292	8,194
Under 500	—	—	206	761	601	1,765	100	3,433
Unknown	—	—	—	—	—	—	—	—
Total	$32,284	$303,486	$482,884	$190,772	$72,981	$218,396	$107,426	$1,408,229
Accrued interest excluded from total	$71	$827	$1,070	$451	$209	$738	$728	$4,094
Current period gross charge-offs	$—	$—	$—	$—	$—	$30	$—	$30

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2022	2021	2020	2019	2018	Prior
	(In thousands)
December 31, 2022
1-4 family owner occupied - jumbo
800 and above	$23,764	$54,637	$16,848	$9,211	$2,988	$6,946	$639	$115,033
750-799	97,269	189,653	71,555	16,091	1,828	16,140	683	393,219
700-749	34,158	91,189	28,701	12,666	2,775	8,852	1,536	179,877
650-699	10,905	20,743	7,216	2,554	4,250	4,020	827	50,515
600-649	1,712	1,275	4,534	464	—	2,150	—	10,135
550-599	549	1,516	—	—	469	—	—	2,534
500-549	—	—	561	—	—	689	—	1,250
Under 500	—	—	—	—	—	—	—	—
Unknown	—	—	—	—	—	—	—	—
Total	$168,357	$359,013	$129,415	$40,986	$12,310	$38,797	$3,685	$752,563
Accrued interest excluded from total	$506	$773	$315	$108	$44	$127	$19	$1,892

1-4 family owner occupied - non-jumbo
800 and above	$8,894	$10,498	$5,558	$3,220	$2,074	$6,074	$1,680	$37,998
750-799	33,833	26,239	13,956	6,018	4,501	18,009	9,936	112,492
700-749	17,629	13,526	7,626	3,938	3,263	22,506	3,509	71,997
650-699	7,983	5,124	2,679	3,270	1,992	10,893	983	32,924
600-649	1,539	1,226	1,836	423	1,035	7,044	99	13,202
550-599	—	—	56	1,472	938	5,481	132	8,079
500-549	—	76	850	341	570	4,142	115	6,094
Under 500	—	207	764	475	285	1,115	—	2,846
Unknown	—	—	—	—	—	—	—	—
Total	$69,878	$56,896	$33,325	$19,157	$14,658	$75,264	$16,454	$285,632
Accrued interest excluded from total	$283	$123	$78	$58	$58	$242	$111	$953

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Mortgage - continued (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2022	2021	2020	2019	2018	Prior
	(In thousands)
December 31, 2022 - (continued)
1-4 family non-owner occupied
800 and above	$4,329	$9,308	$5,178	$4,147	$752	$5,842	$1,683	$31,239
750-799	22,171	36,363	12,242	6,103	2,549	12,257	4,132	95,817
700-749	8,739	12,423	5,507	1,335	1,198	6,825	1,930	37,957
650-699	1,476	2,489	3,798	190	292	4,350	550	13,145
600-649	954	139	—	107	491	1,475	203	3,369
550-599	—	—	—	121	54	404	335	914
500-549	—	—	—	—	—	402	60	462
Under 500	—	—	—	—	—	197	—	197
Unknown	—	—	—	—	—	—	—	—
Total	$37,669	$60,722	$26,725	$12,003	$5,336	$31,752	$8,893	$183,100
Accrued interest excluded from total	$106	$161	$69	$36	$21	$108	$57	$558

1-4 family - 2nd lien
800 and above	$238	$282	$454	$267	$200	$503	$8,000	$9,944
750-799	2,109	2,749	2,334	665	333	3,597	38,346	50,133
700-749	1,495	1,820	931	759	459	2,649	20,981	29,094
650-699	192	292	90	237	275	1,496	8,188	10,770
600-649	20	99	258	192	23	974	2,040	3,606
550-599	130	—	—	—	132	395	228	885
500-549	—	—	—	18	—	418	122	558
Under 500	—	—	—	129	3	55	100	287
Unknown	—	—	—	—	—	—	—	—
Total	$4,184	$5,242	$4,067	$2,267	$1,425	$10,087	$78,005	$105,277
Accrued interest excluded from total	$11	$11	$8	$7	$4	$36	$511	$588

Resort lending
800 and above	$—	$429	$—	$—	$268	$7,031	$—	$7,728
750-799	1,045	1,272	1,211	183	616	15,815	—	20,142
700-749	85	651	114	—	—	6,331	—	7,181
650-699	107	—	53	—	—	5,413	—	5,573
600-649	—	—	—	—	—	895	—	895
550-599	—	—	—	—	—	68	—	68
500-549	—	—	—	—	—	140	—	140
Under 500	—	—	—	—	—	110	—	110
Unknown	—	—	—	—	—	—	—	—
Total	$1,237	$2,352	$1,378	$183	$884	$35,803	$—	$41,837
Accrued interest excluded from total	$4	$4	$3	$—	$3	$111	$—	$125

Total Mortgage
800 and above	$37,225	$75,154	$28,038	$16,845	$6,282	$26,396	$12,002	$201,942
750-799	156,427	256,276	101,298	29,060	9,827	65,818	53,097	671,803
700-749	62,106	119,609	42,879	18,698	7,695	47,163	27,956	326,106
650-699	20,663	28,648	13,836	6,251	6,809	26,172	10,548	112,927
600-649	4,225	2,739	6,628	1,186	1,549	12,538	2,342	31,207
550-599	679	1,516	56	1,593	1,593	6,348	695	12,480
500-549	—	76	1,411	359	570	5,791	297	8,504
Under 500	—	207	764	604	288	1,477	100	3,440
Unknown	—	—	—	—	—	—	—	—
Total	$281,325	$484,225	$194,910	$74,596	$34,613	$191,703	$107,037	$1,368,409
Accrued interest excluded from total	$910	$1,072	$473	$209	$130	$624	$698	$4,116
(1)Credit scores have been updated within the last twelve months.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Installment (1)
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
	(In thousands)
March 31, 2023
Boat lending
800 and above	$2,601	$7,806	$8,379	$4,140	$4,760	$9,061	$36,747
750-799	9,174	42,845	36,050	19,487	15,723	25,679	148,958
700-749	2,307	14,815	13,361	7,059	5,649	10,011	53,202
650-699	703	3,890	3,974	1,374	1,241	3,088	14,270
600-649	—	653	1,033	146	222	823	2,877
550-599	—	22	192	16	51	466	747
500-549	—	118	56	62	42	120	398
Under 500	—	—	—	—	—	45	45
Unknown	—	—	—	—	—	—	—
Total	$14,785	$70,149	$63,045	$32,284	$27,688	$49,293	$257,244
Accrued interest excluded from total	$50	$162	$136	$76	$65	$108	$597
Current period gross charge-offs	$—	$28	$—	$—	$—	$1	$29

Recreational vehicle lending
800 and above	$1,068	$8,981	$10,345	$4,279	$4,583	$7,230	$36,486
750-799	3,910	50,019	48,016	15,319	11,255	15,671	144,190
700-749	1,675	22,525	23,499	7,313	4,258	4,874	64,144
650-699	159	4,905	6,284	1,469	1,308	1,518	15,643
600-649	—	782	1,431	365	370	484	3,432
550-599	—	105	355	97	178	307	1,042
500-549	—	—	290	109	46	72	517
Under 500	—	—	83	7	21	14	125
Unknown	—	—	—	—	—	—	—
Total	$6,812	$87,317	$90,303	$28,958	$22,019	$30,170	$265,579
Accrued interest excluded from total	$22	$211	$207	$66	$52	$66	$624
Current period gross charge-offs	$—	$10	$114	$20	$19	$—	$163

Other
800 and above	$1,203	$1,837	$1,505	$1,240	$843	$993	$7,621
750-799	3,808	14,304	9,186	4,843	2,932	5,043	40,116
700-749	2,939	9,308	6,806	3,110	1,584	3,521	27,268
650-699	568	22,395	2,546	954	506	1,555	28,524
600-649	43	616	565	117	200	627	2,168
550-599	—	117	59	137	47	205	565
500-549	1	61	190	21	60	96	429
Under 500	—	6	50	19	25	34	134
Unknown	639	—	—	—	—	—	639
Total	$9,201	$48,644	$20,907	$10,441	$6,197	$12,074	$107,464
Accrued interest excluded from total	$29	$74	$42	$22	$17	$60	$244
Current period gross charge-offs	$387	$—	$—	$—	$—	$62	$449

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Installment (1)
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	1905	Prior	Total
	(In thousands)
March 31, 2023 - continued
Total installment
800 and above	$4,872	$18,624	$20,229	$9,659	$10,186	$17,284	$80,854
750-799	16,892	107,168	93,252	39,649	29,910	46,393	333,264
700-749	6,921	46,648	43,666	17,482	11,491	18,406	144,614
650-699	1,430	31,190	12,804	3,797	3,055	6,161	58,437
600-649	43	2,051	3,029	628	792	1,934	8,477
550-599	—	244	606	250	276	978	2,354
500-549	1	179	536	192	148	288	1,344
Under 500	—	6	133	26	46	93	304
Unknown	639	—	—	—	—	—	639
Total	$30,798	$206,110	$174,255	$71,683	$55,904	$91,537	$630,287
Accrued interest excluded from total	$101	$447	$385	$164	$134	$234	$1,465
Current period gross charge-offs	$387	$38	$114	$20	$19	$63	$641

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Installment - continued (1)
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
	(In thousands)
December 31, 2022
Boat lending
800 and above	$7,901	$8,763	$4,391	$5,102	$3,612	$5,955	$35,724
750-799	44,498	37,531	20,179	16,506	12,814	14,504	146,032
700-749	15,390	13,704	7,281	5,848	4,357	6,132	52,712
650-699	3,933	4,135	1,498	1,290	1,032	2,213	14,101
600-649	661	1,043	149	286	200	670	3,009
550-599	22	195	16	53	203	274	763
500-549	277	57	62	43	106	30	575
Under 500	—	—	—	—	26	23	49
Unknown	—	—	—	—	—	—	—
Total	$72,682	$65,428	$33,576	$29,128	$22,350	$29,801	$252,965
Accrued interest excluded from total	$171	$148	$84	$78	$52	$68	$601

Recreational vehicle lending
800 and above	$9,327	$10,752	$4,524	$4,834	$3,416	$4,319	$37,172
750-799	51,555	49,949	16,175	11,920	8,990	7,818	146,407
700-749	23,143	24,945	7,680	4,459	2,279	2,939	65,445
650-699	5,013	6,516	1,598	1,361	727	904	16,119
600-649	793	1,608	374	446	232	268	3,721
550-599	107	381	129	202	234	87	1,140
500-549	—	293	111	61	59	15	539
Under 500	—	85	7	22	—	16	130
Unknown	—	—	—	—	—	—	—
Total	$89,938	$94,529	$30,598	$23,305	$15,937	$16,366	$270,673
Accrued interest excluded from total	$219	$227	$72	$58	$38	$34	$648

Other
800 and above	$1,974	$1,647	$1,449	$942	$366	$731	$7,109
750-799	15,692	9,973	5,521	3,393	1,678	3,612	39,869
700-749	9,848	7,517	3,404	1,801	999	2,653	26,222
650-699	22,740	2,851	1,051	593	405	1,286	28,926
600-649	711	634	127	222	147	507	2,348
550-599	122	63	170	54	115	118	642
500-549	67	217	29	64	19	90	486
Under 500	6	52	22	28	13	28	149
Unknown	701	—	—	—	—	—	701
Total	$51,861	$22,954	$11,773	$7,097	$3,742	$9,025	$106,452
Accrued interest excluded from total	$84	$48	$25	$19	$10	$49	$235

Total installment
800 and above	$19,202	$21,162	$10,364	$10,878	$7,394	$11,005	$80,005
750-799	111,745	97,453	41,875	31,819	23,482	25,934	332,308
700-749	48,381	46,166	18,365	12,108	7,635	11,724	144,379
650-699	31,686	13,502	4,147	3,244	2,164	4,403	59,146
600-649	2,165	3,285	650	954	579	1,445	9,078
550-599	251	639	315	309	552	479	2,545
500-549	344	567	202	168	184	135	1,600
Under 500	6	137	29	50	39	67	328
Unknown	701	—	—	—	—	—	701
Total	$214,481	$182,911	$75,947	$59,530	$42,029	$55,192	$630,090
Accrued interest excluded from total	$474	$423	$181	$155	$100	$151	$1,484
(1)Credit scores have been updated within the last twelve months.
Foreclosed residential real estate properties included in other real estate and repossessed assets on our Condensed Consolidated Statements of Financial Condition totaled $0.5 million and $0.4 million at March 31, 2023 and December 31,

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2022, respectively. Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $0.2 million and $0.8 million at March 31, 2023 and December 31, 2022, respectively.

During the first quarter of 2023, we sold $41.2 million of portfolio residential adjustable rate mortgage loans servicing retained and recognized a loss on sale of $0.16 million. These transactions were done primarily for asset/liability management purposes. During the first quarter of 2022, we sold $33.4 million of portfolio residential fixed rate mortgage loans servicing retained and recognized a gain on sale of $0.41 million. This transaction was done primarily for asset/liability management purposes.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
5.    Shareholders’ Equity and Earnings Per Common Share
On December 20, 2022, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) to buy back up to 1,100,000 shares of our outstanding common stock through December 31, 2023. Shares would be repurchased through open market transactions, though we could execute repurchases through other means, such as privately negotiated transactions. The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, regulatory requirements, potential alternative uses for capital, and our financial performance. During the three month period ended March 31, 2023 there were no shares repurchased. During the three month period ended March 31, 2022 repurchases were made totaling 59,002 shares of common stock, for an aggregate purchase price of $1.4 million.
A reconciliation of basic and diluted net income per common share follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per share data)
Net income	$12,991	$17,967

Weighted average shares outstanding (1)	21,104	21,192
Stock units for deferred compensation plan for non-employee directors	150	128
Effect of stock options	21	56
Performance share units	22	22
Weighted average shares outstanding for calculation of diluted earnings per share	21,297	21,398

Net income per common share
Basic (1)	$0.62	$0.85
Diluted	$0.61	$0.84
(1)Basic net income per common share includes weighted average common shares outstanding during the period and participating share awards.
Weighted average stock options outstanding that were not considered in computing diluted net income per common share because they were anti-dilutive were zero for the three month periods ended March 31, 2023 and 2022, respectively.
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our derivative financial instruments according to the type of hedge in which they are designated follows:

	March 31, 2023
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Fair value hedge designation
Pay-fixed interest rate swap agreement - commercial	$6,310	6.1	$346
Pay-fixed interest rate swap agreements - securities available for sale	148,895	4.6	17,162
Pay-fixed interest rate swap agreements - installment	45,000	2.1	(344)
Interest rate cap agreements - securities available for sale	40,970	5.1	692
Interest rate cap agreements - installment	$35,000	6.9	$627
Total	$276,175	4.6	$18,483

No hedge designation
Rate-lock mortgage loan commitments	$29,183	0.1	$(373)
Mandatory commitments to sell mortgage loans	47,054	0.1	(431)
Pay-fixed interest rate swap agreements - commercial	285,114	6.1	11,489
Pay-variable interest rate swap agreements - commercial	285,114	6.1	(11,489)
Pay-variable interest rate swap agreement	40,000	0.3	(18)
Total	$686,465	5.1	$(822)

	December 31, 2022
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Fair value hedge designation
Pay-fixed interest rate swap agreement - commercial	$6,401	6.4	$447
Pay-fixed interest rate swap agreements - securities available for sale	148,895	4.8	19,906
Pay-fixed interest rate swap agreements - installment	25,000	2.0	77
Interest rate cap agreements - securities available for sale	40,970	5.3	931
Total	$221,266	4.6	$21,361

No hedge designation
Rate-lock mortgage loan commitments	19,918	0.1	(1,056)
Mandatory commitments to sell mortgage loans	49,258	0.1	315
Pay-fixed interest rate swap agreements - commercial	279,005	6.0	17,063
Pay-variable interest rate swap agreements - commercial	279,005	6.0	(17,063)
Total	$627,186	5.3	$(741)

We have established management objectives and strategies that include interest-rate risk parameters for maximum fluctuations in net interest income and market value of portfolio equity. We monitor our interest rate risk position via simulation modeling reports. The goal of our asset/liability management efforts is to maintain profitable financial leverage within established risk parameters.

We have entered into pay-fixed interest rate swaps and caps to protect a portion of the fair value of a certain fixed rate commercial loan and certain installment loans (‘‘Fair Value Hedge – Portfolio Loans’’). As a result, changes in the fair

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
values of the pay-fixed interest rate swap and caps are expected to offset changes in the fair values of the fixed rate portfolio loans due to fluctuations in interest rates. We record the fair values of Fair Value Hedge – Portfolio Loans in accrued income and other assets and accrued expenses and other liabilities on our Condensed Consolidated Statements of Financial Condition. The hedged items (fixed rate commercial loan and certain fixed rate installment loans) are also recorded at fair value which offsets the adjustment to the Fair Value Hedge – Portfolio Loans. On an ongoing basis, we adjust our Condensed Consolidated Statements of Financial Condition to reflect the then current fair values of both the Fair Value Hedge – Portfolio Loans and the hedged items. The related gains or losses are reported in interest income – interest and fees on loans in our Condensed Consolidated Statements of Operations.

We have entered into pay-fixed interest rate swap and interest rate cap agreements to protect a portion of the fair value of certain securities available for sale (‘‘Fair Value Hedge – AFS Securities’’). As a result, the change in the fair value of the pay-fixed interest rate swap and interest rate cap agreements is expected to offset a portion of the change in the fair value of the fixed rate securities available for sale due to fluctuations in interest rates. We record the fair value of Fair Value Hedge – AFS Securities in accrued income and other assets and accrued expenses and other liabilities on our Condensed Consolidated Statements of Financial Condition. The hedged items (fixed rate securities available for sale) are also recorded at fair value which offsets the adjustment to the Fair Value Hedge – AFS Securities. On an ongoing basis, we adjust our Condensed Consolidated Statements of Financial Condition to reflect the then current fair value of both the Fair Value Hedge – AFS Securities and the hedged item. The related gains or losses are reported in interest income – interest on securities – taxable and interest income – interest on securities – tax-exempt in our Condensed Consolidated Statements of Operations.
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
We have entered into a no hedge designation pay-variable interest rate swap agreement in an attempt to manage the cost of certain funding liabilities. The changes in fair value of this no hedge pay-variable interest rate swap is recorded in non-interest expense-other in our Condensed Consolidated Statements of Operations.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	March 31, 2023		December 31, 2022		March 31, 2023		December 31, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments
Pay-fixed interest rate swap agreements	Other assets	$17,508	Other assets	$20,430	Other liabilities	$344	Other liabilities	$—
Interest rate cap agreements	Other assets	1,319	Other assets	931	Other liabilities	—	Other liabilities	—
		18,827		21,361		344		—
Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	—	Other assets	—	Other liabilities	373	Other liabilities	1,056
Mandatory commitments to sell mortgage loans	Other assets	—	Other assets	315	Other liabilities	431	Other liabilities	—
Pay-variable interest rate swap agreement	Other assets	—	Other assets	—	Other liabilities	18	Other liabilities	—
Pay-fixed interest rate swap agreements - commercial	Other assets	13,423	Other assets	17,567	Other liabilities	1,934	Other liabilities	504
Pay-variable interest rate swap agreements - commercial	Other assets	1,934	Other assets	504	Other liabilities	13,423	Other liabilities	17,567
		15,357		18,386		16,179		19,127
Total derivatives		$34,184		$39,747		$16,523		$19,127

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

	Gain (loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Gain (Loss) Recognized in Income
	Three Month Periods Ended March 31,			Three Month Periods Ended March 31,		Location of Gain (Loss) Recognized in Income	Three Month Periods Ended March 31,
	2023	2022		2023	2022		2023	2022
	(In thousands)
Fair Value Hedges
Pay-fixed interest rate swap agreement - commercial						Interest and fees on loans	$(101)	$376
Pay-fixed interest rate swap agreement - securities available for sale						Interest on securities available for sale - tax - exempt	(2,744)	7,547
Pay-fixed interest rate swap agreement - Installment						Interest and fees on loans	(421)	—
Interest rate cap agreements - securities available for sale	$(572)	$—	Interest on securities available for sale - tax - exempt	$(84)	$—	Interest on securities available for sale - tax - exempt	51	—
Interest rate cap agreements - installment	152	—	Interest and fees on loans	—	—	Interest and fees on loans	(14)	—
Total	$(420)	$—		$(84)	$—		$(3,229)	$7,923
No hedge designation
Rate-lock mortgage loan commitments						Net gains on mortgage loans	$683	$(5,370)
Mandatory commitments to sell mortgage loans						Net gains on mortgage loans	(746)	1,974
Pay-fixed interest rate swap agreements - commercial						Interest income	5,574	9,577
Pay-variable interest rate swap agreements - commercial						Interest income	(5,574)	(9,577)
Interest rate swaption agreement						Net gains on mortgage loans	—	(186)
Pay-fixed interest rate swap agreements - mortgage						Net gains on mortgage loans	—	627
Pay-variable interest rate swap agreement						Non-interest expense - other	(18)	—
Interest rate cap agreements						Interest expense	—	222
Total							$(81)	$(2,733)

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7.    Goodwill and Other Intangibles
The following table summarizes intangible assets, net of amortization:

	March 31, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets - core deposits	$11,916	$9,501	$11,916	$9,365
Unamortized intangible assets - goodwill	$28,300		$28,300
A summary of estimated core deposits intangible amortization at March 31, 2023 follows:

(In thousands)

Nine months ending December 31, 2023	411
2024	516
2025	487
2026	460
2027	434
2028 and thereafter	107
Total	$2,415
8.    Share Based Compensation
We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.6 million shares of common stock as of March 31, 2023. The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.1 million shares of common stock as of March 31, 2023. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.
A summary of restricted stock and performance stock units (“PSU”) granted pursuant to our long-term incentive plan follows:

	Three Months Ended March 31,
	2023	2022

Restricted stock	71,346	56,287
PSU	18,790	19,748
The shares of restricted stock and PSUs shown in the above table cliff vest after a period of three years. The performance criteria of the PSUs is split evenly between a comparison of (i) our total shareholder return and (ii) our return on average assets each over the three year period starting on the grant date to these same criteria over that period to an index of our banking peers.
Our directors may elect to receive all or a portion of their cash retainer fees in the form of common stock (either on a current basis or on a deferred basis) pursuant to the non-employee director stock purchase plan referenced above. Shares equal in value to that portion of each director’s fees that he or she has elected to receive in stock on a current basis are

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
issued each quarter and vest immediately. Shares issued on a deferred basis are credited at the rate of 90% of the current fair value of our common stock and vest immediately. During both three month periods ended March 31, 2023 and 2022 we issued 0.004 million shares and expensed their value during those same periods.
Total compensation expense recognized for grants pursuant to our long-term incentive plan was $0.5 million and $0.4 million during the three month periods ended March 31, 2023 and 2022, respectively. The corresponding tax benefit relating to this expense was $0.1 million during both three month periods ended March 31, 2023 and 2022, respectively. Total expense recognized for non-employee director share based payments was $0.09 million during both three month periods ended March 31, 2023 and 2022, respectively. The corresponding tax benefit relating to this expense was $0.02 million for both three month periods ended March 31, 2023 and 2022, respectively.
At March 31, 2023, the total expected compensation cost related to non-vested restricted stock and PSUs not yet recognized was $3.9 million. The weighted-average period over which this amount will be recognized is 2.2 years.
A summary of outstanding stock option grants and related transactions follows:

	Number of Shares	Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregated Intrinsic Value
				(In thousands)
Outstanding at January 1, 2023	40,307	$8.32
Granted	—	—
Exercised	15,500	6.42
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2023	24,807	$9.50	1.8	$207,728

Vested and expected to vest at March 31, 2023	24,807	$9.50	1.8	$207,728
Exercisable at March 31, 2023	24,807	$9.50	1.8	$207,728
A summary of outstanding non-vested stock and related transactions follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2023	246,136	$22.82
Granted	90,136	23.59
Vested	(56,661)	22.80
Forfeited	(2,566)	22.69
Outstanding at March 31, 2023	277,045	$23.07
Certain information regarding options exercised during the periods follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Intrinsic value	$223	$313
Cash proceeds received	$100	$50
Tax benefit realized	$47	$66

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9.    Income Tax
Income tax expense was $2.9 million and $4.1 million during the three month periods ended March 31, 2023 and 2022, respectively. Our actual federal income tax expense is different than the amount computed by applying our statutory income tax rate to our income before income tax primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance. In addition, the three month periods ending March 31, 2023 and 2022 include reductions of $0.04 million and $0.06 million, respectively, of income tax expense related to the impact of the excess value of stock awards that vested and stock options that were exercised as compared to the initial fair values that were expensed.
We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. The ultimate realization of this asset is primarily based on generating future income. We concluded at March 31, 2023, March 31, 2022 and December 31, 2022 that the realization of substantially all of our deferred tax assets continues to be more likely than not.
At both March 31, 2023 and December 31, 2022, we had approximately $0.2 million, respectively, of gross unrecognized tax benefits. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the remainder of 2023.
10.    Regulatory Matters
Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits. As of March 31, 2023, the Bank had positive undivided profits of $145.3 million. It is not our intent to have dividends paid in amounts that would reduce the capital of our Bank to levels below those which we consider prudent or that would not be in accordance with guidelines of regulatory authorities.
We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can result in certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our interim condensed consolidated financial statements. In addition, capital adequacy rules include a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. To avoid limits on capital distributions and certain discretionary bonus payments we must meet the minimum ratio for adequately capitalized institutions plus the buffer. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of March 31, 2023 and December 31, 2022, categorized our Bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our actual capital amounts and ratios follow (1):

	Actual		Minimum for Adequately Capitalized Institutions		Minimum for Well-Capitalized Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2023
Total capital to risk-weighted assets
Consolidated	$542,176	13.80%	$314,237	8.00%	NA	NA
Independent Bank	486,461	12.40	313,901	8.00	$392,377	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$453,041	11.53%	$235,678	6.00%	NA	NA
Independent Bank	437,377	11.15	235,426	6.00	$313,901	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$414,588	10.55%	$176,758	4.50%	NA	NA
Independent Bank	437,377	11.15	176,569	4.50	$255,045	6.50%

Tier 1 capital to average assets
Consolidated	$453,041	8.92%	$203,233	4.00%	NA	NA
Independent Bank	437,377	8.61	203,239	4.00	$254,048	5.00%

December 31, 2022
Total capital to risk-weighted assets
Consolidated	$536,549	13.62%	$315,059	8.00%	NA	NA
Independent Bank	480,886	12.22	314,733	8.00	$393,416	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$447,299	11.36%	$236,294	6.00%	NA	NA
Independent Bank	431,685	10.97	236,049	6.00	$314,733	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$408,863	10.38%	$177,221	4.50%	NA	NA
Independent Bank	431,685	10.97	177,037	4.50	$255,720	6.50%

Tier 1 capital to average assets
Consolidated	$447,299	8.86%	$201,875	4.00%	NA	NA
Independent Bank	431,685	8.56	201,820	4.00	$252,275	5.00%
_______________________________________

(1)	These ratios do not reflect a capital conservation buffer of 2.50% at March 31, 2023 and December 31, 2022.
NA - Not applicable

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
	(In thousands)
Total shareholders' equity	$367,714	$347,596	$390,503	$370,418
Add (deduct)
Accumulated other comprehensive income (loss) for regulatory purposes	75,013	86,966	75,013	86,966
Goodwill and other intangibles	(30,715)	(30,851)	(30,715)	(30,851)
CECL (1)	2,576	5,152	2,576	5,152
Common equity tier 1 capital	414,588	408,863	437,377	431,685
Qualifying trust preferred securities	38,453	38,436	—	—
Tier 1 capital	453,041	447,299	437,377	431,685
Subordinated debt	40,000	40,000	—	—
Allowance for credit losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	49,135	49,250	49,084	49,201
Total risk-based capital	$542,176	$536,549	$486,461	$480,886

(1)	We elected the three year CECL transition method for regulatory purposes.
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
	(In thousands)
March 31, 2023:
Measured at Fair Value on a Recurring Basis
Assets
Securities available for sale
U.S. agency	$11,528	$—	$11,528	$—
U.S. agency residential mortgage-backed	89,504	—	89,504	—
U.S. agency commercial mortgage-backed	13,538	—	13,538	—
Private label mortgage-backed	92,714	—	92,714	—
Other asset backed	176,044	—	176,044	—
Obligations of states and political subdivisions	304,586	—	304,586	—
Corporate	78,681	—	78,681	—
Trust preferred	931	—	931	—
Loans held for sale, carried at fair value	16,935	—	16,935	—
Capitalized mortgage loan servicing rights	41,923	—	—	41,923
Derivatives (1)	34,184	—	34,184	—
Liabilities
Derivatives (2)	16,523	—	16,523	—

Measured at Fair Value on a Non-recurring Basis:
Assets
Collateral dependent loans (3)
Commercial
Commercial and industrial	88	—	—	88
Commercial real estate	53	—	—	53
Mortgage
1-4 family owner occupied - non-jumbo	555	—	—	555
1-4 family non-owner occupied	17	—	—	17
1-4 family - 2nd lien	110	—	—	110
Resort lending	—	—	—	—
Installment
Boat lending	140	—	—	140
Recreational vehicle lending	72	—	—	72
Other	63	—	—	63
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
	(In thousands)
December 31, 2022:
Measured at Fair Value on a Recurring Basis
Assets
Securities available for sale
U.S. agency	$12,101	$—	$12,101	$—
U.S. agency residential mortgage-backed	90,458	—	90,458	—
U.S. agency commercial mortgage-backed	13,453	—	13,453	—
Private label mortgage-backed	93,845	—	93,845	—
Other asset backed	194,725	—	194,725	—
Obligations of states and political subdivisions	295,677	—	295,677	—
Corporate	78,157	—	78,157	—
Trust preferred	931	—	931	—
Loans held for sale, carried at fair value	26,518	—	26,518	—
Capitalized mortgage loan servicing rights	42,489	—	—	42,489
Derivatives (1)	39,747	—	39,747	—
Liabilities
Derivatives (2)	19,127	—	19,127	—

Measured at Fair Value on a Non-recurring Basis:
Assets
Loans held for sale, carried at the lower of cost or fair value	20,367	20,367	—	—
Collateral dependent loans (3)
Commercial
Commercial and industrial	138	—	—	138
Commercial real estate	1,068	—	—	1,068
Mortgage
1-4 family owner occupied - non-jumbo	415	—	—	415
1-4 family non-owner occupied	52	—	—	52
1-4 family - 2nd lien	165	—	—	165
Resort lending	25	—	—	25
Installment
Boat lending	196	—	—	196
Recreational vehicle lending	19	—	—	19
Other	87	—	—	87
_________________________________
(1)Included in accrued income and other assets
(2)Included in accrued expenses and other liabilities
(3)Only includes impaired loans with specific loss allocations based on collateral value.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the Three Month Periods Ended March 31 for items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Net Gains on Assets	Mortgage Loan Servicing, net	Total Change in Fair Values Included in Current Period Earnings
	Mortgage Loans
	(In thousands)
2023
Loans held for sale	$1,597	$—	$1,597
Capitalized mortgage loan servicing rights	—	(1,496)	(1,496)

2022
Loans held for sale	(1,816)	—	(1,816)
Capitalized mortgage loan servicing rights	—	7,558	7,558
For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends received.
The following represent impairment charges recognized during the three month periods ended March 31, 2023 and 2022 relating to assets measured at fair value on a non-recurring basis:
•Loans that are individually evaluated using the fair value of collateral for collateral dependent loans had a carrying amount of $1.1 million, which is net of a valuation allowance of $0.9 million at March 31, 2023, and had a carrying amount of $2.2 million, which is net of a valuation allowance of $2.1 million at December 31, 2022. The provision for credit losses included in our results of operations relating to collateral dependent loans was a net expense of $0.3 million and $0.1 million for the three month periods ending March 31, 2023 and 2022, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
A reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Capitalized Mortgage Loan Servicing Rights
	Three Months Ended March 31,
	2023	2022
	(In thousands)
Beginning balance	$42,489	$26,232
Total gains (losses) realized and unrealized:
Included in results of operations	(1,496)	7,558
Included in other comprehensive loss	—	—
Purchases, issuances, settlements, maturities and calls	930	2,143
Transfers in and/or out of Level 3	—	—
Ending balance	$41,923	$35,933

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at March 31	$(1,496)	$7,558
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

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)
March 31, 2023
Capitalized mortgage loan servicing rights	$41,923	Present value of net servicing revenue	Discount rate	10.00% to 13.20%	10.13%
			Cost to service	$66 to $317	$77
			Ancillary income	20 to 35	21
			Float rate	3.63%	3.63%
			Prepayment rate	6.58% to 32.87%	8.18%
December 31, 2022
Capitalized mortgage loan servicing rights	$42,489	Present value of net servicing revenue	Discount rate	10.00% to 13.23%	10.12%
			Cost to service	$66 to $150	$78
			Ancillary income	20 to 35	21
			Float rate	4.03%	4.03%
			Prepayment rate	7.03% to 30.40%	7.97%

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)
March 31, 2023
Collateral dependent loans
Commercial	$141	Sales comparison approach	Adjustment for differences between comparable sales	0.0% to 0.0%	0.0%
Mortgage and Installment(1)	957	Sales comparison approach	Adjustment for differences between comparable sales	(73.3) to 65.2	15.9

December 31, 2022
Collateral dependent loans
Commercial	$1,206	Sales comparison approach	Adjustment for differences between comparable sales	(41.7)% to 20.0%	(0.4)%
Mortgage and Installment(1)	959	Sales comparison approach	Adjustment for differences between comparable sales	(73.3) to 65.2	(5.3)

(1)
In addition to the valuation techniques and unobservable inputs discussed above, at March 31, 2023 and December 31, 2022 certain collateral dependent installment loans totaling approximately $0.28 million and $0.30 million, respectively, are secured by collateral other than real estate. For the majority of these loans, we apply internal discount rates to industry valuation guides.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
March 31, 2023	$16,935	$(745)	$17,680
December 31, 2022	26,518	(2,342)	28,860
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The estimated recorded book balances and fair values follow:

			Fair Value Using
	Recorded Book Balance	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
March 31, 2023
Assets
Cash and due from banks	$47,823	$47,823	$47,823	$—	$—
Interest bearing deposits	179,196	179,196	179,196	—	—
Securities available for sale	767,526	767,526	—	767,526	—
Securities held to maturity	369,577	339,337	—	339,337	—
Federal Home Loan Bank and Federal
Reserve Bank Stock	17,653	NA	NA	NA	NA
Net loans and loans held for sale	3,476,194	3,155,940	—	16,935	3,139,005
Accrued interest receivable	16,615	16,615	212	6,257	10,146
Derivative financial instruments	34,184	34,184	—	34,184	—

Liabilities
Deposits with no stated maturity (1)	$3,783,354	$3,783,354	$3,783,354	$—	$—
Deposits with stated maturity (1)	761,395	754,881	—	754,881	—
Other borrowings	50,029	50,019	—	50,019	—
Subordinated debt	39,452	39,705	—	39,705	—
Subordinated debentures	39,677	32,695	—	32,695	—
Accrued interest payable	4,085	4,085	486	3,599	—
Derivative financial instruments	16,523	16,523	—	16,523	—

December 31, 2022
Assets
Cash and due from banks	$70,180	$70,180	$70,180	$—	$—
Interest bearing deposits	4,191	4,191	4,191	—	—
Securities available for sale	779,347	779,347	—	779,347	—
Federal Home Loan Bank and Federal
Reserve Bank Stock	17,653	NA	NA	NA	NA
Net loans and loans held for sale	3,459,802	3,185,518	20,367	26,518	3,138,633
Accrued interest receivable	16,513	16,513	1	6,503	10,009
Derivative financial instruments	39,747	39,747	—	39,747	—

Liabilities
Deposits with no stated maturity (1)	$3,798,848	$3,798,848	$3,798,848	$—	$—
Deposits with stated maturity (1)	580,221	573,739	—	573,739	—
Other borrowings	86,006	86,006	—	86,006	—
Subordinated debt	39,433	41,058	—	41,058	—
Subordinated debentures	39,660	38,982	—	38,982	—
Accrued interest payable	2,287	2,287	415	1,872	—
Derivative financial instruments	19,127	19,127	—	19,127	—

(1)
Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $615.860 million and $555.781 million at March 31, 2023 and December 31, 2022, respectively. Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $69.598 million and $46.794 million at March 31, 2023 and December 31, 2022, respectively.

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
13.    Contingencies

Pressures from heightened inflation, rising interest rates, elevated energy prices, supply chain disruptions, concerns over the Russia-Ukraine war, and foreign currency exchange rate fluctuations continue to create significant economic uncertainty. In an effort to combat inflationary pressures, the Federal Reserve Board increased the federal funds rate by a total of 4.25% over 2022, including a 75-basis point increase in November 2022 and a 50-basis point increase in December 2022. The rate was increased by another 25-basis points in February 2023 and another 25-basis points in March 2023. There is a great deal of uncertainty regarding whether and the extent to which the Federal Reserve may continue to increase rates or even reduce rates in the coming months. In addition, the ongoing Russia-Ukraine war, its impact on energy prices, and related events are likely to continue to create additional pressure on economic activity. The resulting responses by the U.S. and other countries (including the imposition of economic sanctions and export restrictions), and the potential for wider conflict has increased volatility and uncertainty in global financial markets and could result in significant market disruptions, including in our customers’ industries or sectors.

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
Visa Stock
We own 12,566 shares of VISA Class B common stock. At the present time, these shares can only be sold to other Class B shareholders. As a result, there has generally been limited transfer activity in private transactions between buyers and sellers. Given the limited activity that we have become aware of and the continuing uncertainty regarding the likelihood,

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
ultimate timing and eventual exchange rate for Class B shares into Class A shares, we continue to carry these shares at zero, representing cost basis less impairment. However, given the current conversion ratio of 1.5991 Class A shares for every 1 Class B share and the closing price of VISA Class A shares on April 27, 2023 of $229.01 per share, our 12,566 Class B shares would have a current “value” of approximately $4.6 million. We continue to monitor Class B trading activity and the status of the resolution of certain litigation matters at VISA that would trigger the conversion of Class B common shares into Class A common shares, which would not have any trading restrictions.
14.    Accumulated Other Comprehensive Income (Loss) (“AOCIL”)
A summary of changes in AOCIL follows:

	Unrealized Gains (Losses) on Securities AFS	Unrealized Losses on Securities Transferred to Securities HTM (1)	Dispropor- tionate Tax Effects from Securities AFS	Unrealized Losses on Derivative Instruments	Total
	(In thousands)
For the three months ended March 31, 2023
Balances at beginning of period	$(68,742)	$(18,223)	$(5,798)	$—	$(92,763)
Other comprehensive income (loss) before reclassifications	11,370	672	—	(331)	11,711
Amounts reclassified from AOCIL	175	—	—	66	241
Net current period other comprehensive income (loss)	11,545	672	—	(265)	11,952
Balances at end of period	$(57,197)	$(17,551)	$(5,798)	$(265)	$(80,811)

2022
Balances at beginning of period	$6,299	$—	$(5,798)	$—	$501
Other comprehensive loss before reclassifications	(54,860)	—	—	—	(54,860)
Amounts reclassified from AOCIL	(55)	—	—	—	(55)
Net current period other comprehensive loss	(54,915)	—	—	—	(54,915)
Balances at end of period	$(48,616)	$—	$(5,798)	$—	$(54,414)
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
A summary of reclassifications out of each component of AOCIL for the three months ended March 31 follows:

AOCIL Component	Amount Reclassified From AOCIL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2023
Unrealized gains (losses) on securities available for sale
	$(222)	Net gains (losses) on securities available for sale
	(47)	Income tax expense
	$(175)	Reclassifications, net of tax

Unrealized losses on derivative instruments
	$84	Interest income
	18	Income tax expense
	$66	Reclassifications, net of tax

	$(241)	Total reclassifications for the period, net of tax

2022
Unrealized gains (losses) on securities available for sale
	$70	Net gains (losses) on securities available for sale
	15	Income tax expense
	$55	Reclassifications, net of tax

15.    Revenue from Contracts with Customers
We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. We derive the majority of our revenue from financial instruments and their related contractual rights and obligations which for the most part are excluded from the scope of this topic. These sources of revenue that are excluded from the scope of this topic include interest income, net gains on mortgage loans, net gains (losses) on securities AFS, mortgage loan servicing, net and bank owned life insurance and were approximately 86.5% and 84.6% of total revenues for the three month periods ending March 31, 2023 and 2022, respectively.
Material sources of revenue that are included in the scope of this topic include service charges on deposit accounts, other deposit related income, interchange income and investment and insurance commissions and are discussed in the following paragraphs. Generally these sources of revenue are earned at the time the service is delivered or over the course of a monthly period and do not result in any contract asset or liability balance at any given period end. As a result, there were no contract assets or liabilities recorded as of March 31, 2023 and December 31, 2022.
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Interchange income: Interchange income primarily includes debit card interchange and network revenues. Debit card interchange and network revenues are earned on debit card transactions conducted through payment networks such as MasterCard and Accel. Interchange income is recognized concurrently with the delivery of services on a daily basis. Interchange and network revenues are presented gross of interchange expenses, which are presented separately as a component of non-interest expense.
Investment and insurance commissions: Investment and insurance commissions include fees and commissions from asset management, custody, recordkeeping, investment advisory and other services provided to our customers. Revenue is recognized on an accrual basis at the time the services are performed and generally based on either the market value of the assets managed or the services provided. We have an agent relationship with a third party provider of these services and net certain direct costs charged by the third party provider associated with providing these services to our customers.
Net (gains) losses on other real estate and repossessed assets: We record a gain or loss from the sale of other real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. If we were to finance the sale of other real estate to the buyer, we would assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction is probable. Once these criteria are met, the other real estate asset would be derecognized and the gain or loss on sale would be recorded upon the transfer of control of the property to the buyer. There were no other real estate properties sold during the three month periods ending March 31, 2023 and 2022 that were financed by us.
Disaggregation of our revenue sources by attribute follows:

	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
Three months ending March 31, 2023	(In thousands)
Retail
Overdraft fees	$2,261	$—	$—	$—	$2,261
Account service charges	467	—	—	—	467
ATM fees	—	329	—	—	329
Other	—	247	—	—	247
Business
Overdraft fees	129	—	—	—	129
ATM fees	—	9	—	—	9
Other	—	91	—	—	91
Interchange income	—	—	3,205	—	3,205
Asset management revenue	—	—	—	442	442
Transaction based revenue	—	—	—	385	385

Total	$2,857	$676	$3,205	$827	$7,565

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$676
Investment and insurance commissions					827
Bank owned life insurance (1)					111
Other (1)					1,115
Total					$2,729
(1)Excluded from the scope of ASC Topic 606.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
Three months ending March 31, 2022	(In thousands)
Retail
Overdraft fees	$2,506	$—	$—	$—	$2,506
Account service charges	321	—	—	—	321
ATM fees	—	277	—	—	277
Other	—	251	—	—	251
Business
Overdraft fees	130	—	—	—	130
ATM fees	—	7	—	—	7
Other	—	87	—	—	87
Interchange income	—	—	3,082	—	3,082
Asset management revenue	—	—	—	469	469
Transaction based revenue	—	—	—	269	269

Total	$2,957	$622	$3,082	$738	$7,399

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$622
Investment and insurance commissions					738
Bank owned life insurance (1)					138
Other (1)					865
Total					$2,363
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
Leases are classified as operating or finance leases at the lease commencement date (we did not have any finance leases as of March 31, 2023). Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. The ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of the lease payment over the lease term.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.
The cost components of our operating leases follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Operating lease cost	$362	$415
Variable lease cost	24	16
Short-term lease cost	22	18
Total	$408	$449
Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities.
Supplemental balance sheet information related to our operating leases follows:

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Lease right of use asset (1)	$5,019	$5,544
Lease liabilities (2)	$5,225	$5,769

Weighted average remaining lease term (years)	5.81	5.86
Weighted average discount rate	2.4%	2.4%
(1)Included in Accrued income and other assets in our Condensed Consolidated Statements of Financial Condition.
(2)Included in Accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition.
Maturity analysis of our lease liabilities at March 31, 2023 based on required contractual payments follows:

(In thousands)

Nine months ending December 31, 2023	$1,065
2024	996
2025	940
2026	771
2027	606
2028 and thereafter	1,191
Total lease payments	5,569
Less imputed interest	(344)
Total	$5,225

Index
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction. The following section presents additional information to assess the financial condition and results of operations of Independent Bank Corporation (“IBCP”), its wholly-owned bank, Independent Bank (the “Bank”), and their subsidiaries. This section should be read in conjunction with the Condensed Consolidated Financial Statements. We also encourage you to read our 2022 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”). That report includes a list of risk factors that you should consider in connection with any decision to buy or sell our securities.
Overview. We provide banking services to customers located primarily in Michigan’s Lower Peninsula. We also have a loan production office in Fairlawn, Ohio. As a result, our success depends to a great extent upon the economic conditions in Michigan’s Lower Peninsula.
Recent Developments. As explained in more detail below under Item 1A – “Risk Factors” – the recent closures of Silicon Valley Bank and Signature Bank have impacted the financial services industry. These events have caused banks to reexamine their funding sources and liquidity risks and in some cases have caused deposit holders to reevaluate their banking relationships. As addressed below, we believe these events have caused little to no impact on our deposit base, aside from the mix and pricing of deposits, and that our liquidity and funding and capital resources remain strong. In the wake of these events, initiatives taken with our customer base included discussing how these events unfolded, reinforcing our current capital and liquidity positions and education to maximize FDIC insurance coverage. (See “Deposits and borrowings” and "Liquidity and capital resources").
Pressures from heightened inflation, rising interest rates, elevated energy prices, supply chain disruptions, concerns over the Russia-Ukraine war, and foreign currency exchange rate fluctuations continue to create significant economic uncertainty. In an effort to combat inflationary pressures, the Federal Reserve Board increased the federal funds rate by a total of 4.25% over 2022, including a 75-basis point increase in November 2022 and a 50-basis point increase in December 2022. The rate was increased by another 25-basis points in February 2023 and another 25-basis points in March 2023. There is a great deal of uncertainty regarding whether and the extent to which the Federal Reserve may continue to increase rates or even reduce rates in the coming months. In addition, the ongoing Russia-Ukraine war, its impact on energy prices, and related events are likely to continue to create additional pressure on economic activity. The resulting responses by the U.S. and other countries (including the imposition of economic sanctions and export restrictions), and the potential for wider conflict has increased volatility and uncertainty in global financial markets and could result in significant market disruptions, including in our customers’ industries or sectors.

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

It is against this backdrop that we discuss our results of operations and financial condition for the first quarter of 2023 as compared to earlier periods.
RESULTS OF OPERATIONS
Summary. We recorded net income of $13.0 million and $18.0 million during the three months ended March 31, 2023 and 2022, respectively. The decrease in 2023 first quarter results as compared to 2022 is primarily due to a decrease in non-interest income and an increase in the provision for credit losses that were partially offset by an increase in net-interest income and decreases in non-interest expense and income tax expense.

Index
Key performance ratios

	Three months ended March 31,
	2023	2022
Net income (annualized) to
Average assets	1.06%	1.54%
Average shareholders’ equity	14.77%	19.38%

Net income per common share
Basic	$0.62	$0.85
Diluted	0.61	0.84

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
Our net interest income totaled $38.4 million during the first quarter of 2023, an increase of $5.4 million, or 16.5% from the year-ago period. This increase primarily reflects a $204.0 million increase in average interest-earning assets as well as a 33 basis point increase in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”).
The increase in average interest-earning assets in 2023 as compared to 2022 primarily reflects growth in commercial, mortgage and installment loans funded from an increase in deposits.
The 33 basis point increase in our net interest margin is attributed to a 151 basis point increase in interest income as a percent of average interest-earning assets that was partially offset by an increase in the cost of funding liabilities. These increases are primarily attributed to the 475 basis point increase in the federal funds rate since March of 2022. Despite this year over year net interest margin expansion, our net interest margin has been negatively impacted by changes in funding mix (including movement of non-interest bearing deposits to interest-bearing deposits and an increase in time deposits) and higher deposit pricing betas. This change in funding mix and pricing is expected to continue to have an impact on our net interest margin during 2023. See Asset/liability management.
Our net interest income is also impacted by our level of non-accrual loans. In the first quarter of 2023, non-accrual loans averaged $3.7 million. In the first quarter of 2022, non-accrual loans averaged $5.0 million. In the first quarter of 2023 we had net recoveries of $0.13 million of unpaid interest on loans placed on or taken off non-accrual or on loans previously charged-off compared to net recoveries of $0.14 million during the same period in 2022.

Index
Average Balances and Tax Equivalent Rates

	Three Months Ended March 31,
	2023			2022
	Average Balance	Interest	Rate (2)	Average Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$3,487,539	$44,234	5.12%	$2,971,566	$28,340	3.85%
Tax-exempt loans (1)	6,630	76	4.65	8,532	99	4.71
Taxable securities	822,572	5,884	2.86	1,080,252	4,552	1.69
Tax-exempt securities (1)	323,503	3,506	4.34	326,973	2,015	2.47
Interest bearing cash	38,889	464	4.84	87,317	37	0.17
Other investments	17,653	211	4.85	18,117	180	4.03
Interest Earning Assets	4,696,786	54,375	4.67	4,492,757	35,223	3.16
Cash and due from banks	60,442			58,676
Other assets, net	231,212			169,772
Total Assets	$4,988,440			$4,721,205

Liabilities
Savings and interest-bearing checking	$2,535,045	8,857	1.42	$2,503,014	641	0.10
Time deposits	657,686	4,903	3.02	338,354	126	0.15
Other borrowings	112,137	1,735	6.27	108,969	973	3.62
Interest Bearing Liabilities	3,304,868	15,495	1.90	2,950,337	1,740	0.24
Non-interest bearing deposits	1,224,375			1,317,160
Other liabilities	102,477			77,698
Shareholders’ equity	356,720			376,010

Total liabilities and shareholders’ equity	$4,988,440			$4,721,205

Net Interest Income		$38,880			$33,483

Net Interest Income as a Percent of Average Interest Earning Assets			3.33%			3.00%
_________________________________
(1)Interest on tax-exempt loans and securities available for sale is presented on a fully tax equivalent basis assuming a marginal tax rate of 21%.
(2)Annualized

Index
Reconciliation of Non-GAAP Financial Measures

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Net Interest Margin, Fully Taxable Equivalent ("FTE")

Net interest income	$38,441	$33,001
Add: taxable equivalent adjustment	439	482
Net interest income - taxable equivalent	$38,880	$33,483
Net interest margin (GAAP) (1)	3.29%	2.96%
Net interest margin (FTE) (1)	3.33%	3.00%
(1)Annualized.
Provision for credit losses. The provision for credit losses on loans was a credit of $0.8 million and $1.6 million in the first quarters of 2023 and 2022, respectively. The provision on loans reflects our assessment of the allowance for credit losses (the “ACL”) on loans taking into consideration factors such as loan growth, loan mix, levels of non-performing and classified loans, economic conditions and loan net charge-offs. While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors. See “Portfolio Loans and asset quality” for a discussion of the various components of the ACL on loans and their impact on the provision for credit losses on loans in 2023. The decrease in the provision for credit losses credit on loans from the prior year period is primarily due to the change in the adjustment to allocations based on subjective factors as the prior year included a reduction in allocations related to risks associated with COVID-19.
The provision for credit losses on securities HTM was an expense of $2.99 million and zero in the first quarters of 2023 and 2022, respectively. The provision in 2023 was the result of a loss incurred on a $3.0 million corporate security (Signature Bank) that defaulted during the quarter. This security was fully charged off during the first quarter of 2023.
Non-interest income. Non-interest income is a significant element in assessing our results of operations. Non-interest income totaled $10.6 million during the first quarter of 2023 compared to $18.9 million in the first quarter of 2022.
The components of non-interest income are as follows:
Non-Interest Income

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Interchange income	$3,205	$3,082
Service charges on deposit accounts	2,857	2,957
Net gains on assets
Mortgage loans	1,256	835
Securities	(222)	70
Mortgage loan servicing, net	726	9,641
Investment and insurance commissions	827	738
Bank owned life insurance	111	138
Other	1,791	1,487
Total non-interest income	$10,551	$18,948
Interchange income increased on a comparative quarterly basis in 2023 as compared to 2022. The quarterly increase was due to higher rates earned on debit card transactions.

Index
Service charges on deposit accounts decreased modestly on a comparative quarterly basis in 2023 as compared to 2022. The quarterly decrease was principally due to increases in non-sufficient funds occurrences (and related fees) and an increase in treasury management fees.
As reflected in the table below, the sale of mortgage loans dropped significantly on a quarterly basis in 2023 compared to 2022. Mortgage loan activity is summarized as follows:
Mortgage Loan Activity

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Mortgage loans originated	$113,021	$270,194
Mortgage loans sold	106,846	221,725
Net gains on mortgage loans	1,256	835
Net gains as a percent of mortgage loans sold ("Loan Sales Margin")	1.18%	0.38%
Fair value adjustments included in the Loan Sales Margin	1.20	(1.87)
Mortgage loan refinance volumes declined in the first quarter of 2023 as compared to 2022 as higher mortgage loan interest rates in 2023 reduced this activity. Mortgage loans sold decreased in the first quarter of 2023 as compared to 2022 due primarily to lower loan origination volume.
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
Net gains on mortgage loans totaled $1.3 million and $0.8 million during the first quarters of 2023 and 2022, respectively. The increase from the prior year quarter, despite a decrease in mortgage loans sold, was primarily due to the impact of fair value adjustments on certain unhedged construction loans during the first quarter of 2022 as a result of the significant increase in interest rates during that quarter. During the the first quarter of 2023, interest rates were less volatile and these constructions loans were fully hedged.
We recorded a net loss of $0.2 million and a net gain $0.1 million on securities AFS for the first three months of 2023 and 2022, respectively. We recorded no credit related charges in either 2023 or 2022 on securities AFS. See “Securities” below and note #3 to the Condensed Consolidated Financial Statements.
Mortgage loan servicing, net, generated income of $0.7 million and $9.6 million in the first quarters of 2023 and 2022, respectively. The significant decrease in mortgage loan servicing, net is due to changes in the fair value of capitalized mortgage loan servicing rights associated with changes in interest rates and the associated expected future prepayment levels and expected float rates.
Mortgage loan servicing, net activity is summarized in the following table:
Mortgage Servicing Revenue

	Three Months Ended March 31,
	2023	2022
Mortgage loan servicing, net:	(In thousands)
Revenue, net	$2,222	$2,083
Fair value change due to price	$(635)	$8,452
Fair value change due to pay-downs	$(861)	$(894)
Total	$726	$9,641

Index
Activity related to capitalized mortgage loan servicing rights is as follows:
Capitalized Mortgage Loan Servicing Rights

	Three months ended March 31,
	2023	2022
	(In thousands)
Balance at beginning of period	$42,489	$26,232
Originated servicing rights capitalized	930	2,143
Change in fair value	(1,496)	7,558
Balance at end of period	$41,923	$35,933
At March 31, 2023 we were servicing approximately $3.52 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 3.66% and a weighted average service fee of approximately 25.6 basis points. Capitalized mortgage loan servicing rights at March 31, 2023 totaled $41.9 million, representing approximately 119.1 basis points on the related amount of mortgage loans serviced for others.
Investment and insurance commissions represent revenues generated on the sale or management of investments and insurance for our customers. These increased on a quarterly basis in 2023 as compared to 2022, primarily due to growth in assets under management and in annuity sales.
Other non-interest income increased on a comparative quarterly basis in 2023 as compared to 2022 due primarily to an increase in swap fee income.
Non-interest expense. Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure.
Non-interest expense decreased by $0.5 million to $31.0 million during the three--month period ended March 31, 2023, compared to the same period in 2022.

Index
The components of non-interest expense are as follows:
Non-Interest Expense

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Compensation	$13,269	$12,435
Performance-based compensation	2,245	3,662
Payroll taxes and employee benefits	3,825	4,033
Compensation and employee benefits	19,339	20,130
Data processing	2,991	2,216
Occupancy, net	2,159	2,543
Interchange expense	1,049	1,011
Furniture, fixtures and equipment	926	1,045
FDIC deposit insurance	783	522
Communications	668	757
Legal and professional	607	493
Loan and collection	578	559
Advertising	495	680
Amortization of intangible assets	137	232
Supplies	106	123
Correspondent bank service fees	63	77
Provision for loss reimbursement on sold loans	10	33
Net gains on other real estate and repossessed assets	(46)	(55)
Costs related to unfunded lending commitments	(475)	(355)
Other	1,567	1,439
Total non-interest expense	$30,957	$31,450
Compensation and employee benefits expenses, in total, decreased $0.8 million on a quarterly comparative basis in 2023 compared to the same period in 2022.
Compensation expense increased by $0.8 million in the first quarter of 2023 compared to the same period in 2022. The comparative increase in 2023 was primarily due to salary increases that were predominantly effective on January 1, 2023, and a decreased level of compensation that was deferred as direct origination costs due to lower mortgage loan origination volume.
Performance-based compensation decreased by $1.4 million in the first quarter of 2023 compared to the same period in 2022. The decrease is primarily due to lower expected incentive compensation payout for salaried and hourly employees and a decrease in mortgage lending related incentives attributed to the decline in mortgage lending volume.
Payroll taxes and employee benefits decreased by $0.2 million in the first quarter of 2023 compared to the same period in 2022, due primarily to decreases in payroll taxes (reflecting lower performance-based compensation costs), our 401(k) plan match and other indirect costs related to mortgage lending.
Data processing expense increased by $0.8 million in the first quarter of 2023 compared to the same prior year period due primarily to the prior year including a credit from our core data processor related to certain expenses that had been previously paid and expensed, core data processor annual asset growth and CPI related cost increases and lower net mortgage processing relating cost deferrals due to lower mortgage loan volume.
Income tax expense. We recorded an income tax expense of $2.9 million in the first quarter of 2023. This compares to an income tax expense of $4.1 million in the first quarter of 2022. The decrease in expense for the first three months of 2023 compared to the same period in 2022 is primarily due to a decrease in pretax income.

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
We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. The ultimate realization of this asset is primarily based on generating future income. We concluded at March 31, 2023 and 2022 and at December 31, 2022, that the realization of substantially all of our deferred tax assets continues to be more likely than not.
FINANCIAL CONDITION
Summary. Our total assets increased by $139.1 million during the first three months of 2023. Loans, excluding loans held for sale, were $3.51 billion at March 31, 2023, compared to $3.47 billion at December 31, 2022. Commercial loans, mortgage loans and installment loans each increased during the first three months of 2023. (See “Portfolio Loans and asset quality.”)
Deposits totaled $4.54 billion at March 31, 2023, an increase of $165.7 million from December 31, 2022. The increase in deposits from December 31, 2022, is due in part to the seasonal cash management needs of our business and municipal customers and our increased use of brokered deposits.
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
We believe that the unrealized losses on securities AFS are temporary in nature and are expected to be recovered within a reasonable time period. Based upon our liquidity and capital resources (as explained in more detail below under "Liquidity and capital resources"), we believe that we have the ability to hold securities with unrealized losses to maturity or until such time as the unrealized losses reverse.(See “Asset/liability management.”)
On April 1, 2022, we transferred certain securities AFS with an amortized cost and unrealized loss at the date of transfer of $418.1 million and $26.5 million, respectively to securities HTM. The transfer was made at fair value, with the unrealized loss becoming part of the purchase discount which will be accreted over the remaining life of the securities. The other comprehensive loss component is separated from the remaining available for sale securities and is accreted over the remaining life of the securities transferred. Based upon our liquidity and capital resources (as explained in more detail below under "Liquidity and capital resources"), we believe that we have the ability and intent to hold these securities until they mature, at which time we will receive full value for these securities.
Securities Available for Sale

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Securities available for sale	(In thousands)
March 31, 2023	$839,927	$330	$72,731	$767,526
December 31, 2022	866,363	329	87,345	779,347

Index
Securities Held to Maturity

	Carrying Value	Transferred Unrealized Loss (1)	ACL	Amortized Cost	Unrealized		Fair Value
					Gains	Losses
	(In thousands)
Securities held to maturity
March 31, 2023	$369,577	$22,216	$160	$391,953	$108	$52,724	$339,337
December 31, 2022	374,818	23,066	168	398,052	11	62,645	335,418
(1)Represents the remaining unrealized loss to be accreted on securities that were transferred from AFS to HTM on April 1, 2022.
Securities AFS in unrealized loss positions are evaluated quarterly for impairment related to credit losses. For securities AFS in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities AFS that do not meet this criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, adverse conditions specifically related to the security and the issuer and the impact of changes in market interest rates on the market value of the security, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss), net of applicable taxes. No ACL for securities AFS was needed at March 31, 2023. The decrease in unrealized losses during the first quarter of 2023 is primarily attributed to a decrease in interest rates since December 31, 2022. See note #3 to the Condensed Consolidated Financial Statements included within this report for further discussion.
For securities HTM an ACL is maintained at a level which represents our best estimate of expected credit losses. This ACL is a contra asset valuation account that is deducted from the carrying amount of securities HTM to present the net amount expected to be collected. Securities HTM are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in our Condensed Consolidated Statements of Operations in provision for credit loss. We measure expected credit losses on securities HTM on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Government-sponsored agency and mortgage-backed securities (residential and commercial), all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to obligations of states and political subdivisions, private label-mortgage-backed, corporate and trust preferred securities HTM, we consider (1) issuer bond ratings, (2) long-term historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. During the first quarter of 2023, one corporate security (Signature Bank) defaulted resulting in a $3.0 million provision for credit losses and a corresponding full charge-off. Despite this lone security loss, the long-term historical loss rates associated with securities having similar grades as those in our portfolio have been insignificant. See note #3 to the Condensed Consolidated Financial Statements included within this report for further discussion.

Index
Sales of securities were as follows (See “Non-interest income.”):
Sales of Securities

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Proceeds	$278	$4,395
Gross gains	—	70
Gross losses	222	—
Net gains (losses)	$(222)	$70
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
We generally retain loans that may be profitably funded within established risk parameters. (See “Asset/liability management.”) As a result, we may hold adjustable-rate and fixed rate jumbo mortgage loans as Portfolio Loans, while 15- and 30-year fixed-rate non-jumbo mortgage loans are generally sold to mitigate exposure to changes in interest rates. (See “Non-interest income.”) The retention of newly originated fixed rate jumbo mortgage loans has declined relative to the prior year as the growth in mortgage loans during the first quarter of 2023 has primarily been attributed to the origination of adjustable-rate mortgage loans as well as the continued advances on legacy fixed rate construction mortgage loans. (See “Asset/liability management.”).
A summary of our Portfolio Loans follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Real estate(1)
Residential first mortgages	$1,125,509	$1,081,359
Residential home equity and other junior mortgages	149,283	138,944
Construction and land development	272,568	319,157
Other(2)	906,613	874,019
Consumer	624,258	624,047
Commercial	427,128	423,055
Agricultural	4,450	4,771
Total loans	$3,509,809	$3,465,352
_________________________________
(1)Includes both residential and non-residential commercial loans secured by real estate.
(2)Includes loans secured by multi-family residential and non-farm, non-residential property.

Index
Non-performing assets

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Non-accrual loans	$6,216	$5,381
Loans 90 days or more past due and still accruing interest	—	—
Subtotal	6,216	5,381
Less: Government guaranteed loans	2,330	1,660
Total non-performing loans	3,886	3,721
Other real estate and repossessed assets	499	455
Total non-performing assets	$4,385	$4,176

As a percent of Portfolio Loans
Non-performing loans	0.11%	0.11%
Allowance for credit losses	1.44	1.51
Non-performing assets to total assets	0.09	0.08
Allowance for credit losses as a percent of non-performing loans	1300.82%	1409.16
Non-performing loans have remained relatively stable since year-end 2022, reflecting generally improving economic conditions and our ongoing collection efforts. Our collection and resolution efforts have generally resulted in a positive trend in non-performing loans.
Other real estate and repossessed assets totaled $0.50 million and $0.46 million at March 31, 2023, and December 31, 2022, respectively.
We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.
The following tables reflect activity in our ACL on loans, securities and unfunded lending commitments as well as the allocation of our ACL on loans.
Allowance for credit losses on loans and unfunded lending commitments

	Three months ended March 31,
	2023			2022
	Loans	Securities	Unfunded Commitments	Loans	Securities	Unfunded Commitments
	(Dollars in thousands)
Balance at beginning of period	$52,435	$168	$5,080	$47,252	$—	$4,481
Additions (deductions)
Provision for credit losses	(832)	2,992	—	(1,573)	—	—
Recoveries credited to allowance	578	—	—	621	—	—
Assets charged against the allowance	(1,631)	(3,000)	—	(673)	—	—
Additions included in non-interest expense	—	—	(475)	—	—	(355)
Balance at end of period	$50,550	$160	$4,605	$45,627	$—	$4,126

Net loans charged (recovered) against the allowance to average Portfolio Loans	0.12%			0.01%

Index
Allocation of the Allowance for Credit Losses on Loans

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Specific allocations	$874	$2,078
Pooled analysis allocations	36,826	37,662
Additional allocations based on subjective factors	12,850	12,695
Total	$50,550	$52,435
Some loans will not be repaid in full. Therefore, an ACL on loans is maintained at a level which represents our best estimate of expected credit losses. Our ACL on loans is comprised of three principal elements: (i) specific analysis of individual loans identified during the review of the loan portfolio, (ii) pooled analysis of loans with similar risk characteristics based on historical experience, adjusted for current conditions, reasonable and supportable forecasts, and expected prepayments, and (iii) additional allowances based on subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or the general terms of the loan portfolios. See note #4 to the Condensed Consolidated Financial Statements included within this report for further discussion on the ACL on loans.
While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.
The ACL decreased $1.9 million to $50.6 million at March 31, 2023 from $52.4 million at December 31, 2022, and was equal to 1.44% and 1.51% of total Portfolio Loans at March 31, 2023, and December 31, 2022, respectively.
Since December 31, 2022, the ACL related to specific loans decreased $1.2 million due primarily to one commercial loan that was partially charged-off during the first quarter. The ACL related to pooled analysis of loans decreased $0.8 million due primarily to a decline in the expected duration of the mortgage loan portfolio. The ACL related to subjective factors increased modestly reflecting loan growth during the first quarter.
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
Deposits totaled $4.54 billion and $4.38 billion at March 31, 2023, and December 31, 2022, respectively. The increase in deposits is primarily due to growth in reciprocal deposits, time deposits and brokered time deposits that were partially offset by a decrease in non-interest bearing deposits. Reciprocal deposits totaled $685.5 million and $602.6 million at March 31, 2023 and December 31, 2022, respectively. These deposits represent demand, money market and time deposits from our customers that have been placed through IntraFi Network. This service allows our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.
We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be susceptible to outflow. Data relating to our our deposit portfolios (excluding brokered time) follows:

Index

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Uninsured deposits	$964,927	$975,938
Uninsured deposits as a percentage of deposits	22.6%	23.4%
Average deposit account size	$19.63	$16.33
Balance of top 100 largest depositors	$835,879	$752,924
Balance of top 100 depositors as a percentage of deposits	19.6%	18.1%
We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.
Other borrowings, comprised primarily of FRB and FHLB borrowings, totaled $50.0 million and $86.0 million at March 31, 2023, and December 31, 2022, respectively.
As described above, we have utilized wholesale funding, including federal funds purchased, FHLB and FRB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At March 31, 2023, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $1.02 billion, or 22.2% of total funding (deposits and all borrowings, excluding subordinated debt and debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all. Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.
We historically employed derivative financial instruments to manage our exposure to changes in interest rates. During the first three months of 2023 and 2022, we entered into $19.5 million and $11.2 million (aggregate notional amounts), respectively, of interest rate swaps with commercial loan customers, which were offset with interest rate swaps that the Bank entered into with a broker-dealer. We recorded $0.4 million and $0.2 million of fee income related to these transactions during the first three months of 2023 and 2022, respectively. See note #6 to the Condensed Consolidated Financial Statements included within this report for more information on our derivative financial instruments.
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
Our primary sources of funds include our deposit base, secured advances from the FHLB and FRB, federal funds purchased borrowing facilities with other banks, and access to the capital markets (for Brokered CDs). At March 31, 2023, in addition to liquidity available from our normal operating, funding and investing activities we had unused credit lines with the FHLB and FRB of approximately $930.1 million and $502.7 million, respectively. We also had approximately $928.5 million in fair value of unpledged securities AFS and HTM at March 31, 2023, which could be pledged for an estimated additional borrowing capacity at the FHLB and FRB of approximately $854.9 million.
At March 31, 2023, we had $696.8 million of time deposits that mature in the next 12 months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $3.78 billion of our deposits at March 31, 2023, were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.

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
We also believe that the available cash on hand at the parent company (including time deposits) of approximately $50.7 million as of March 31, 2023, provides sufficient liquidity resources at the parent company to meet operating expenses, to make interest payments on the subordinated debt and debentures, and, along with dividends from the Bank, to pay projected cash dividends on our common stock.
Effective management of capital resources is critical to our mission to create value for our shareholders. In addition to common stock, our capital structure also currently includes subordinated debt and cumulative trust preferred securities.
Capitalization

	March 31, 2023	December 31, 2022
	(In thousands)
Subordinated debt	$39,452	$39,433
Subordinated debentures	39,677	39,660
Amount not qualifying as regulatory capital	(676)	(657)
Amount qualifying as regulatory capital	78,453	78,436
Shareholders’ equity
Common stock	321,026	320,991
Retained earnings	127,499	119,368
Accumulated other comprehensive income (loss)	(80,811)	(92,763)
Total shareholders’ equity	367,714	347,596
Total capitalization	$446,167	$426,032
In May 2020, we issued $40.0 million of fixed to floating subordinated notes with a ten year maturity and a five year call option. The initial coupon rate is 5.95% fixed for five years and then floats at the Secured Overnight Financing Rate (“SOFR”) plus 5.825%. These notes are presented in the Condensed Consolidated Statement of Financial Condition under the caption “Subordinated debt” and the March 31, 2023, balance of $39.5 million is net of remaining unamortized deferred issuance costs of approximately $0.5 million that are being amortized through the maturity date into interest expense on other borrowings and subordinated debt and debentures in our Condensed Consolidated Statements of Operations.
We currently have four special purpose entities with $39.7 million of outstanding cumulative trust preferred securities as of March 31, 2023. These special purpose entities issued common securities and provided cash to our parent company that in turn issued subordinated debentures to these special purpose entities equal to the trust preferred securities and common securities. The subordinated debentures represent the sole asset of the special purpose entities. The common securities and subordinated debentures are included in our Condensed Consolidated Statements of Financial Condition.
The FRB has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at March 31, 2023, and December 31, 2022.
Common shareholders’ equity increased to $367.7 million at March 31, 2023, from $347.6 million at December 31, 2022. The increase is primarily due to a $12.0 million decrease in accumulated other comprehensive loss related to unrealized losses on securities AFS as well as earnings retention. Our tangible common equity (“TCE”) totaled $337.0 million and $316.7 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 6.60% and 6.37% at March 31,

Index
2023, and December 31, 2022, respectively. TCE and the ratio of TCE to tangible assets are non-GAAP measures. TCE represents total common equity less goodwill and other intangible assets.
In December 2022, our Board of Directors authorized a 2023 share repurchase plan. Under the terms of the 2023 share repurchase plan, we are authorized to buy back up to 1,100,000, or approximately 5% of our outstanding common stock. The Company did not repurchase any shares during the first three months of 2023.
We pay a quarterly cash dividend on our common stock. These dividends totaled $0.23 per share and $0.22 per share in the first three months of 2023 and 2022, respectively. We generally favor a dividend payout ratio between 30% and 50% of net income.
As of March 31, 2023 and December 31, 2022, our Bank (and holding company) continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards (also see note #10 to the Condensed Consolidated Financial Statements included within this report).
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
We employ simulation analyses to monitor our interest-rate risk profile and evaluate potential changes in our net interest income and market value of portfolio equity that result from changes in interest rates. The purpose of these simulations is to identify sources of interest-rate risk. The simulations do not anticipate any actions that we might initiate in response to changes in interest rates and, accordingly, the simulations do not provide a reliable forecast of anticipated results. The simulations are predicated on immediate, permanent and parallel shifts in interest rates and generally assume that current loan and deposit pricing relationships remain constant. The simulations further incorporate assumptions relating to changes in customer behavior, including changes in prepayment rates on certain assets and liabilities. At March 31, 2023, both our interest rate risk profile as measured by our short term earnings simulation and our longer term interest rate risk measure based on changes in economic value indicates exposure to rising rates. These measures are largely unchanged from December 31, 2022 as an adverse impact of changes in our deposit mix were offset by a favorable impact of additional hedging and term funding transactions. In addition, at March 31, 2023 our simulation base-rate scenario declined from December 31, 2023 due primarily to the changes in our funding mix and change in deposit pricing betas. We are carefully monitoring the change in our funding mix as well as the composition of our earning assets and the impact of potential future changes in interest rates on our changes in market value of portfolio equity and changes in net interest income. As a result, we may add some longer-term borrowings, may utilize derivatives (interest rate swaps and interest rate caps) to manage interest rate risk and may continue to sell some fixed rate jumbo and other portfolio mortgage loans in the future.

Index
CHANGES IN MARKET VALUE OF PORTFOLIO EQUITY AND NET INTEREST INCOME

Change in Interest Rates	Market Value of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change
	(Dollars in thousands)
March 31, 2023
200 basis point rise	$460,200	(16.89)%	$161,200	(1.10)%
100 basis point rise	506,900	(8.45)	162,600	(0.25)
Base-rate scenario	553,700	—	163,000	—
100 basis point decline	592,200	6.95	161,300	(1.04)
200 basis point decline	604,900	9.25	158,400	(2.82)

December 31, 2022
200 basis point rise	$457,800	(15.86)%	$165,800	(0.90)%
100 basis point rise	500,700	(7.98)	167,000	(0.18)
Base-rate scenario	544,100	—	167,300	—
100 basis point decline	586,400	7.77	166,600	(0.42)
200 basis point decline	608,800	11.89	164,000	(1.97)
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

Index
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
CRITICAL ACCOUNTING POLICIES
Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the ACL and capitalized mortgage loan servicing rights are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those that we have used could result in material changes in our consolidated financial position or results of operations. There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Index
Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See applicable disclosures set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 under the caption “Asset/liability management.”
Item 4.
CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures.
With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended March 31, 2023, have concluded that, as of such date, our disclosure controls and procedures were effective.
(b)Changes in Internal Controls.
During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II
Item 1A. Risk Factors
In adition to the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022 the following risk factors apply to the Company:
Adverse developments affecting the financial services industry, including recent bank failures and the resulting liquidity concerns, may have a material effect on our business, financial condition, results of operations, or cash flows.

Recent developments and events, including the closures of Silicon Valley Bank and Signature Bank due to large-scale deposit withdrawals over a short period of time, created liquidity risks and concerns within the financial services industry, as well as decreased confidences in banks among depositors, investors, and other counterparties. In general, these events have caused volatility and disruption in the capital markets, as well as reduced valuations of equity and other securities of banks, which may increase the risk of a potential recession. These failures have also highlighted the importance of maintaining diversified funding sources. These market conditions and related factors may impact the competitive landscape for deposits in the financial services industry in an unpredictable manner.

Specifically, these developments and events may materially adversely impact our business, financial condition, results of operations, and/or cash flows, including through potential liquidity pressures, reduced net interest margins, and potential increased credit losses. They may also adversely impact the market price and volatility of our common stock. Government responses to these events may also adversely impact us. Our deposits are insured up to applicable limits by FDIC and are subject to deposit insurance premiums and assessments. The FDIC may increase premiums or impose special assessments on all banks to replenish the Deposit Insurance Fund, which is being used to ensure that all depositors in Silicon Valley Bank and Signature Bank are made whole at no cost to taxpayers. The recent bank failures may also prompt changes to laws or regulations governing banks, which could impact our profitability and business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of the Company's common stock in lieu of fees otherwise payable to the director for his or her service as a director. A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board. Pursuant to this Plan, during the first quarter of 2023, the Company issued 344 shares of common stock to non-employee directors on a current basis and 3,274 shares of common stock to the trust for distribution to directors on a deferred basis. These shares were issued on April 1, 2023 representing aggregate fees of $0.09 million. The shares on a current basis were issued at a price of $23.92 per share and the shares on a deferred basis were issued at a price of $21.53 per share, representing 90% of the fair value of the shares on the credit date. The price per share was the consolidated closing bid price per share of the Company's common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules. The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

Index
The following table shows certain information relating to repurchases of common stock for the three-months ended March 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
January 2023	24,484	$23.36	—	1,100,000
February 2023	42,591	23.31	—	1,100,000
March 2023	2,634	19.13	—	1,100,000
Total	69,709	$23.17	—	1,100,000
(1) January, February and March include 24,484 shares, 524 shares and 2,634 shares, respectively, withheld from the shares that would otherwise have been issued to certain officers in order to satisfy the tax withholding obligations resulting from the vesting of restricted stock and performance share units as well as satisfy the tax withholding obligations and stock option exercise price resulting from the exercise of stock options. February also includes 42,067 shares of our common stock purchased in the open market by the Independent Bank Corporation Employee Stock Ownership Trust as part of our employee stock ownership plan..
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

Date	May 5, 2023	By	/s/ Gavin A. Mohr
Gavin A. Mohr, Principal Financial Officer

Date	May 5, 2023	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer