Form 10-Q
period 2023-06-30
INDEPENDENT BANK CORP /MI/
filed 2023-08-04
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2023
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
YES ☐ NO ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, no par value, 20,944,217 as of August 3, 2023.

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

Index

Part I - Item 1.	INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	June 30, 2023	December 31, 2022
	(Unaudited)
	(In thousands, except share amounts)
Assets
Cash and due from banks	$61,225	$70,180
Interest bearing deposits	67,967	4,191
Cash and Cash Equivalents	129,192	74,371
Securities available for sale	731,777	779,347
Securities held to maturity (fair value of $321,860 at June 30, 2023 and $335,418 at December 31, 2022 )	360,926	374,818
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	18,131	17,653
Loans held for sale, carried at fair value	20,270	26,518
Loans held for sale, carried at lower of cost or fair value	—	20,367
Loans
Commercial	1,538,162	1,466,853
Mortgage	1,441,398	1,368,409
Installment	651,554	630,090
Total Loans	3,631,114	3,465,352
Allowance for credit losses	(53,964)	(52,435)
Net Loans	3,577,150	3,412,917
Other real estate and repossessed assets, net	658	455
Property and equipment, net	36,157	35,893
Bank-owned life insurance	54,507	55,204
Capitalized mortgage loan servicing rights, carried at fair value	44,427	42,489
Other intangibles	2,278	2,551
Goodwill	28,300	28,300
Accrued income and other assets	131,791	128,904
Total Assets	$5,135,564	$4,999,787

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$1,155,537	$1,269,759
Savings and interest-bearing checking	1,929,021	1,973,308
Reciprocal	720,985	602,575
Time	431,249	321,492
Brokered time	250,844	211,935
Total Deposits	4,487,636	4,379,069
Other borrowings	90,015	86,006
Subordinated debt	39,472	39,433
Subordinated debentures	39,694	39,660
Accrued expenses and other liabilities	103,585	108,023
Total Liabilities	4,760,402	4,652,191
Commitments and contingent liabilities
Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 20,943,694 shares at June 30, 2023 and 21,063,971 shares at December 31, 2022	318,241	320,991
Retained earnings	137,431	119,368
Accumulated other comprehensive loss	(80,510)	(92,763)
Total Shareholders’ Equity	375,162	347,596
Total Liabilities and Shareholders’ Equity	$5,135,564	$4,999,787
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
	(In thousands, except per share amounts)
Interest Income
Interest and fees on loans	$47,679	$31,454	$91,973	$59,872
Interest on securities
Taxable	5,919	4,950	11,803	9,502
Tax-exempt	3,283	1,746	6,366	3,300
Other investments	1,067	214	1,742	431
Total Interest Income	57,948	38,364	111,884	73,105
Interest Expense
Deposits	17,461	1,216	31,221	1,983
Other borrowings and subordinated debt and debentures	2,137	1,087	3,872	2,060
Total Interest Expense	19,598	2,303	35,093	4,043
Net Interest Income	38,350	36,061	76,791	69,062
Provision for credit losses	3,317	2,379	5,477	806
Net Interest Income After Provision for Credit Losses	35,033	33,682	71,314	68,256
Non-interest Income
Interchange income	3,355	3,422	6,560	6,504
Service charges on deposit accounts	3,134	3,096	5,991	6,053
Net gains (losses) on assets
Mortgage loans	2,120	1,253	3,376	2,088
Securities available for sale	—	(345)	(222)	(275)
Mortgage loan servicing, net	3,674	4,162	4,400	13,803
Other	3,134	3,044	5,863	5,407
Total Non-interest Income	15,417	14,632	25,968	33,580
Non-interest Expense
Compensation and employee benefits	20,602	19,882	39,941	40,012
Data processing	2,891	2,644	5,882	4,860
Occupancy, net	1,845	2,077	4,004	4,620
Interchange expense	1,054	1,262	2,103	2,273
Furniture, fixtures and equipment	929	1,042	1,855	2,087
FDIC deposit insurance	749	457	1,532	979
Communications	635	762	1,303	1,519
Loan and collection	620	647	1,198	1,206
Legal and professional	473	479	1,080	972
Advertising	431	560	926	1,240
Costs (recoveries) related to unfunded lending commitments	100	649	(375)	294
Other	1,919	1,973	3,756	3,822
Total Non-interest Expense	32,248	32,434	63,205	63,884
Income Before Income Tax	18,202	15,880	34,077	37,952
Income tax expense	3,412	2,879	6,296	6,984
Net Income	$14,790	$13,001	$27,781	$30,968
Net Income Per Common Share
Basic	$0.70	$0.62	$1.32	$1.47
Diluted	$0.70	$0.61	$1.31	$1.45
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(Unaudited - In thousands)

Net income	$14,790	$13,001	$27,781	$30,968
Other comprehensive income (loss)
Securities available for sale
Unrealized gains (losses) arising during period	(630)	(13,916)	13,763	(83,358)
Net unrealized loss at time of transfer on securities available for sale transferred to held to maturity	—	(26,479)	—	(26,479)
Accretion of net unrealized losses on securities transferred to held to maturity	936	1,328	1,786	1,328
Reclassification adjustments for (gains) losses included in earnings	—	345	222	275
Unrealized gains (losses) recognized in other comprehensive income (loss) on securities available for sale	306	(38,722)	15,771	(108,234)
Income tax expense (benefit)	64	(8,133)	3,312	(22,730)
Unrealized gains (losses) recognized in other comprehensive income (loss) on securities available for sale, net of tax	242	(30,589)	12,459	(85,504)
Derivative instruments
Unrealized gains (losses) arising during period	7	—	(413)	—
Reclassification adjustment for expense recognized in earnings	68	—	152	—
Unrealized gains (losses) recognized in other comprehensive income (loss) on derivative instruments	75	—	(261)	—
Income tax benefit	16	—	(55)	—
Unrealized gains (losses) recognized in other comprehensive income (loss) on derivative instruments, net of tax	59	—	(206)	—
Other comprehensive income (loss)	301	(30,589)	12,253	(85,504)
Comprehensive income (loss)	$15,091	$(17,588)	$40,034	$(54,536)
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2023	2022
	(Unaudited - In thousands)
Net Income	$27,781	$30,968
Adjustments to Reconcile Net Income to Net Cash From Operating Activities
Proceeds from sales of loans held for sale	156,178	334,838
Disbursements for loans held for sale	(146,403)	(309,085)
Provision for credit losses	5,477	806
Deferred income tax expense	1,255	2,680
Net deferred loan costs	(457)	(4,868)
Net depreciation, amortization of intangible assets and premiums and accretion of discounts on securities and loans	4,949	5,734
Net gains on mortgage loans	(3,376)	(2,088)
Net losses on securities available for sale	222	275
Share based compensation	1,046	1,054
(Increase) Decrease in accrued income and other assets	(10,159)	(10,110)
Decrease in accrued expenses and other liabilities	(3,165)	10,921
Total Adjustments	5,567	30,157
Net Cash From Operating Activities	33,348	61,125
Cash Flow Used in Investing Activities
Proceeds from the sale of securities available for sale	278	70,523
Proceeds from maturities, prepayments and calls of securities available for sale	59,513	105,288
Proceeds from maturities, prepayments and calls of securities held to maturity	12,752	10,906
Purchases of securities held to maturity	(440)	—
Purchases of securities available for sale	—	(137,550)
Purchases of Federal Home Loan Bank stock	(478)	—
Proceeds from the redemption of Federal Home Loan Bank stock	—	774
Net increase in portfolio loans (loans originated, net of principal payments)	(198,913)	(347,921)
Proceeds from the sale of portfolio loans	51,481	33,755
Proceeds from bank-owned life insurance	905	433
Proceeds from the sale of other real estate and repossessed assets	384	532
Capital expenditures	(3,071)	(2,966)
Net Cash Used in Investing Activities	(77,589)	(266,226)
Cash Flow From Financing Activities
Net increase in total deposits	108,567	173,484
Net increase (decrease) in other borrowings	(60,991)	498
Proceeds from Federal Home Loan Bank Advances	135,000	35,000
Payments of Federal Home Loan Bank Advances	(70,000)	(40,000)
Dividends paid	(9,718)	(9,298)
Proceeds from issuance of common stock	71	32
Repurchase of common stock	(3,270)	(4,010)
Share based compensation withholding obligation	(597)	(592)
Net Cash From Financing Activities	99,062	155,114
Net Increase (Decrease) in Cash and Cash Equivalents	54,821	(49,987)
Cash and Cash Equivalents at Beginning of Period	74,371	109,473
Cash and Cash Equivalents at End of Period	$129,192	$59,486
Cash paid during the period for
Interest	$32,812	$3,950
Income taxes	7,600	3,940
Transfers to other real estate and repossessed assets	604	599
Right of use assets obtained in exchange for lease obligations	786	264
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(Dollars in thousands, except per share amounts)
Balances at April 1, 2023	$321,026	$127,499	$(80,811)	$367,714
Net income, three months ended June 30, 2023	—	14,790	—	14,790
Cash dividends declared, $0.23 per share	—	(4,858)	—	(4,858)
Repurchase of 200,000 shares of common stock	(3,270)	—	—	(3,270)
Issuance of 7,500 shares of common stock	23	—	—	23
Share based compensation (issuance of 369 shares of common stock)	477	—	—	477
Share based compensation withholding obligation (withholding of 2,478 shares of common stock)	(15)	—	—	(15)
Other comprehensive loss	—	—	301	301
Balances at June 30, 2023	$318,241	$137,431	$(80,510)	$375,162

Balances at April 1, 2022	$321,981	$87,882	$(54,414)	$355,449
Net income, three months ended June 30, 2022	—	13,001	—	13,001
Cash dividends declared, $0.22 per share	—	(4,631)	—	(4,631)
Repurchase of 122,584 shares of common stock	(2,626)	—	—	(2,626)
Issuance of 6,532 shares of common stock	19	—	—	19
Share based compensation (issuance of zero shares of common stock)	543	—	—	543
Share based compensation withholding obligation (withholding of 1,853 shares of common stock)	(32)	—	—	(32)
Other comprehensive income	—	—	(30,589)	(30,589)
Balances at June 30, 2022	$319,885	$96,252	$(85,003)	$331,134

Balances at January 1, 2023	$320,991	$119,368	$(92,763)	$347,596
Net income, six months ended June 30, 2023	—	27,781	—	27,781
Cash dividends declared, $0.46 per share	—	(9,718)	—	(9,718)
Repurchase of 200,000 shares of common stock	(3,270)	—	—	(3,270)
Issuance of 23,000 shares of common stock	71	—	—	71
Share based compensation (issuance of 86,763 shares of common stock)	1,046	—	—	1,046
Share based compensation withholding obligation (withholding of 30,040 shares of common stock)	(597)	—	—	(597)
Other comprehensive income	—	—	12,253	12,253
Balances at June 30, 2023	$318,241	$137,431	$(80,510)	$375,162

Balances at January 1, 2022	$323,401	$74,582	$501	$398,484
Net income, six months ended June 30, 2022	—	30,968	—	30,968
Cash dividends declared, $0.44 per share	—	(9,298)	—	(9,298)
Repurchase of 181,586 shares of common stock	(4,010)	—	—	(4,010)
Issuance of 21,632 shares of common stock	32	—	—	32
Share based compensation (issuance of 64,354 shares of common stock)	1,054	—	—	1,054
Share based compensation withholding obligation (withholding of 26,218 shares of common stock)	(592)	—	—	(592)
Other comprehensive loss	—	—	(85,504)	(85,504)
Balances at June 30, 2022	$319,885	$96,252	$(85,003)	$331,134
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
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of June 30, 2023 and December 31, 2022, and the results of operations for the three and six-month periods ended June 30, 2023 and 2022. The results of operations for the three and six-month periods ended June 30, 2023, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the prior period condensed consolidated financial statements to conform to the current period presentation. Our critical accounting policies include the determination of the allowance for credit losses (“ACL”) and the valuation of capitalized mortgage loan servicing rights. Refer to our 2022 Annual Report on Form 10-K for a disclosure of our accounting policies.
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
On March, 2023, the FASB issued ASU 2023-02, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force)". This ASU expands the use of the proportional amortization method of accounting —

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
currently allowed only for investments in low-income housing tax credit ("LIHTC") structures — to equity investments in other tax credit structures that meet certain criteria. Common tax credit programs that investors access via tax equity structures and that may now be eligible for application of the proportional amortization method include: new markets tax credits, historic rehabilitation tax credit programs, and renewable energy tax credit programs. This ASU takes effect in reporting periods beginning after December 15, 2023, with early adoption permitted. We do not expect the adoption of this this ASU to have a material impact on our Condensed Consolidated Financial Statements.

3.    Securities
Securities available for sale (“AFS”) consist of the following:

	Amortized Cost	Unrealized
		Gains	Losses	Fair Value
	(In thousands)
June 30, 2023
U.S. agency	$11,966	$6	$995	$10,977
U.S. agency residential mortgage-backed	95,336	2	9,935	85,403
U.S. agency commercial mortgage-backed	14,484	—	1,573	12,911
Private label mortgage-backed	98,409	232	8,420	90,221
Other asset backed	158,726	21	3,719	155,028
Obligations of states and political subdivisions	341,965	253	40,889	301,329
Corporate	82,941	—	7,953	74,988
Trust preferred	981	—	61	920
Total	$804,808	$514	$73,545	$731,777

December 31, 2022
U.S. agency	$13,191	$10	$1,100	$12,101
U.S. agency residential mortgage-backed	100,700	19	10,261	90,458
U.S. agency commercial mortgage-backed	15,047	—	1,594	13,453
Private label mortgage-backed	102,196	245	8,596	93,845
Other asset backed	200,755	—	6,030	194,725
Obligations of states and political subdivisions	346,187	55	50,565	295,677
Corporate	87,308	—	9,151	78,157
Trust preferred	979	—	48	931
Total	$866,363	$329	$87,345	$779,347

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Securities held to maturity (“HTM”) consist of the following:

	Carrying Value	Transferred Unrealized Loss (1)	ACL	Amortized Cost	Unrealized		Fair Value
					Gains	Losses
	(In thousands)
June 30, 2023
U.S. agency	$26,748	$1,722	$—	$28,470	$—	$5,013	$23,457
U.S. agency residential mortgage-backed	113,398	10,277	—	123,675	—	24,667	99,008
U.S. agency commercial mortgage-backed	4,722	199	—	4,921	—	526	4,395
Private label mortgage-backed	7,272	359	1	7,632	—	919	6,713
Obligations of states and political subdivisions	162,272	7,711	39	170,022	24	21,531	148,515
Corporate	45,569	961	116	46,646	15	7,812	38,849
Trust preferred	945	51	4	1,000	—	77	923
Total	$360,926	$21,280	$160	$382,366	$39	$60,545	$321,860

December 31, 2022
U.S. agency	$27,634	$1,839	$—	$29,473	$—	$5,066	$24,407
U.S. agency residential mortgage-backed	117,650	10,845	—	128,495	—	25,239	103,256
U.S. agency commercial mortgage-backed	4,798	228	—	5,026	—	596	4,430
Private label mortgage-backed	7,242	416	1	7,659	—	997	6,662
Obligations of states and political subdivisions	168,134	8,555	39	176,728	11	25,591	151,148
Corporate	48,418	1,130	123	49,671	—	5,156	44,515
Trust preferred	942	53	5	1,000	—	—	1,000
Total	$374,818	$23,066	$168	$398,052	$11	$62,645	$335,418
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our investments' gross unrealized losses and fair values for securities AFS aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2023
U.S. agency	$327	$1	$9,845	$994	$10,172	$995
U.S. agency residential mortgage-backed	3,312	67	81,661	9,868	84,973	9,935
U.S. agency commercial mortgage-backed	—	—	12,911	1,573	12,911	1,573
Private label mortgage-backed	4,301	219	85,422	8,201	89,723	8,420
Other asset backed	3,911	34	148,064	3,685	151,975	3,719
Obligations of states and political subdivisions	65	—	299,535	40,889	299,600	40,889
Corporate	3,312	73	71,677	7,880	74,989	7,953
Trust preferred	—	—	920	61	920	61
Total	$15,228	$394	$710,035	$73,151	$725,263	$73,545

December 31, 2022
U.S. agency	$8,244	$799	$2,587	$301	$10,831	$1,100
U.S. agency residential mortgage-backed	33,784	1,920	54,793	8,341	88,577	10,261
U.S. agency commercial mortgage-backed	1,609	73	11,844	1,521	13,453	1,594
Private label mortgage-backed	39,954	2,582	53,346	6,014	93,300	8,596
Other asset backed	110,859	2,657	83,802	3,373	194,661	6,030
Obligations of states and political subdivisions	56,455	10,216	231,705	40,349	288,160	50,565
Corporate	24,876	1,737	51,293	7,414	76,169	9,151
Trust preferred	—	—	931	48	931	48
Total	$275,781	$19,984	$490,301	$67,361	$766,082	$87,345
Securities AFS in unrealized loss positions are evaluated quarterly for impairment related to credit losses. For securities AFS in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities AFS that do not meet this criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, adverse conditions specifically related to the security and the issuer and the impact of changes in market interest rates on the market value of the security, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss), net of applicable taxes. No ACL for securities AFS was needed at June 30, 2023 and December 31, 2022. Accrued interest receivable on securities AFS totaled $4.7 million and $4.7 million at June 30, 2023 and December 31, 2022, respectively,

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
and is excluded from the estimate of credit losses and is included in accrued income and other assets in the Condensed Consolidated Statements of Financial Condition.
U.S. agency, U.S. agency residential mortgage-backed and U.S. agency commercial mortgage-backed securities — at June 30, 2023, we had 31 U.S. agency, 183 U.S. agency residential mortgage-backed and 12 U.S. agency commercial mortgage-backed securities whose fair value is less than amortized cost. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. The unrealized losses are largely attributed to widening spreads to Treasury bonds and/or an increase in interest rates since acquisition.
Private label mortgage backed, other asset backed and corporate securities — at June 30, 2023, we had 90 private label mortgage backed, 122 other asset backed, and 81 corporate securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and/or an increase in interest rates since acquisition.
Obligations of states and political subdivisions — at June 30, 2023, we had 335 municipal securities whose fair value is less than amortized cost. The unrealized losses are primarily due to an increase in interest rates since acquisition.
Trust preferred securities — at June 30, 2023, we had one trust preferred security whose fair value is less than amortized cost. This trust preferred security is a single issue security issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities has suffered from credit spread widening. This security is rated by a major rating agency as investment grade.
At June 30, 2023 management does not intend to liquidate any of the securities discussed above and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses.
We recorded no credit related charges in our Condensed Consolidated Statements of Operations related to securities AFS during the three and six month periods ended June 30, 2023 and 2022, respectively.
The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of securities HTM to present the net amount expected to be collected. Securities HTM are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in our Condensed Consolidated Statements of Operations in provision for credit losses. We measure expected credit losses on securities HTM on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Accrued interest receivable on securities HTM totaled $1.7 million and $1.8 million at June 30, 2023 and December 31, 2022, respectively and is excluded from the estimate of credit losses and is included in accrued income and other assets in the Condensed Consolidated Statements of Financial Condition. With regard to U.S. Government-sponsored agency and mortgage-backed securities (residential and commercial), all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to obligations of states and political subdivisions, private label-mortgage-backed, corporate and trust preferred securities HTM, we consider (1) issuer bond ratings, (2) long-term historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. During the first quarter of 2023, one corporate security (Signature Bank) defaulted resulting in a $3.0 million provision for credit losses and a corresponding full charge-off. Despite this lone security loss, the long-term historical loss rates associated with securities having similar grades as those in our portfolio have been insignificant. Furthermore, as of June 30, 2023 and December 31, 2022, there were no past due principal and interest payments associated with these securities. At those same dates an allowance for credit losses of $160,000 and $168,000, respectively was recorded on non U.S. agency securities HTM based on applying the long-term historical credit loss rate, as published by Moody’s, for similarly rated securities.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
On a quarterly basis, we monitor the credit quality of securities HTM through the use of credit ratings. The carrying value of securities HTM aggregated by credit quality follow:

	Private Label Mortgage- Backed	Obligations of States and Political Subdivisions	Corporate	Trust Preferred	Carrying Value Total
	(In thousands)
June 30, 2023
Credit rating:
AAA	$7,272	$37,038	$—	$—	$44,310
AA	—	102,569	—	—	102,569
A	—	3,932	6,910	—	10,842
BBB	—	958	35,749	—	36,707
Non-rated	—	17,775	2,910	945	21,630
Total	$7,272	$162,272	$45,569	$945	$216,058

December 31, 2022
Credit rating:
AAA	$7,242	$32,876	$—	$—	$40,118
AA	—	110,033	—	—	110,033
A	—	3,917	6,900	—	10,817
BBB	—	1,167	38,621	—	39,788
Non-rated	—	20,141	2,897	942	23,980
Total	$7,242	$168,134	$48,418	$942	$224,736

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
An analysis of the allowance for credit losses by security HTM type for the three months ended June 30 follows:

	Private Label Mortgage- Backed	Obligations of States and Political Subdivisions	Corporate	Trust Preferred	Total
	(In thousands)
2023
Balance at beginning of period	$1	$39	$116	$4	$160
Additions (deductions)
Provision for credit losses	—	—	—	—	—
Recoveries credited to the allowance	—	—	—	—	—
Securities HTM charged against the allowance	—	—	—	—	—
Balance at end of period	$1	$39	$116	$4	$160

2022
Balance at beginning of period	$—	$—	$—	$—	$—
Additions (deductions)
Provision for credit losses	2	30	121	5	158
Recoveries credited to the allowance	—	—	—	—	—
Securities HTM charged against the allowance	—	—	—	—	—
Balance at end of period	$2	$30	$121	$5	$158

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
An analysis of the allowance for credit losses by security HTM type for the six months ended June 30 follows:

	Private Label Mortgage- Backed	Obligations of States and Political Subdivisions	Corporate	Trust Preferred	Total
	(In thousands)
2023
Balance at beginning of period	$1	$39	$123	$5	$168
Additions (deductions)
Provision for credit losses	—	—	2,993	(1)	2,992
Recoveries credited to the allowance	—	—	—	—	—
Securities HTM charged against the allowance	—	—	(3,000)	—	(3,000)
Balance at end of period	$1	$39	$116	$4	$160

2022
Balance at beginning of period	$—	$—	$—	$—	$—
Additions (deductions)
Provision for credit losses	2	30	121	5	158
Recoveries credited to the allowance	—	—	—	—	—
Securities HTM charged against the allowance	—	—	—	—	—
Balance at end of period	$2	$30	$121	$5	$158
The amortized cost and fair value of securities AFS and securities HTM at June 30, 2023, by contractual maturity, follow:

	Securities AFS		Securities HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturing within one year	$8,524	$8,415	$4,025	$3,970
Maturing after one year but within five years	143,632	130,013	48,629	44,199
Maturing after five years but within ten years	80,766	69,883	106,201	89,422
Maturing after ten years	204,931	179,903	87,283	74,153
	437,853	388,214	246,138	211,744
U.S. agency residential mortgage-backed	95,336	85,403	123,675	99,008
U.S. agency commercial mortgage-backed	14,484	12,911	4,921	4,395
Private label mortgage-backed	98,409	90,221	7,632	6,713
Other asset backed	158,726	155,028	—	—
Total	$804,808	$731,777	$382,366	$321,860
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

		Realized
	Proceeds	Gains	Losses
	(In thousands)
2023	$278	$—	$222
2022	70,523	164	439

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
An analysis of the allowance for credit losses by portfolio segment for the three months ended June 30, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2023
Balance at beginning of period	$13,533	$20,113	$4,054	$12,850	$50,550
Additions (deductions)
Provision for credit losses	2,590	(91)	383	435	3,317
Recoveries credited to the allowance	230	59	458	—	747
Loans charged against the allowance	(69)	(1)	(580)	—	(650)
Balance at end of period	$16,284	$20,080	$4,315	$13,285	$53,964

2022
Balance at beginning of period	$10,744	$19,208	$3,604	$12,071	$45,627
Additions (deductions)
Provision for credit losses	164	1,046	791	220	2,221
Recoveries credited to the allowance	151	97	405	—	653
Loans charged against the allowance	—	(38)	(580)	—	(618)
Balance at end of period	$11,059	$20,313	$4,220	$12,291	$47,883

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
An analysis of the ACL by portfolio segment for the six months ended June 30, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2023
Balance at beginning of period	$13,817	$21,633	$4,290	$12,695	$52,435
Additions (deductions)
Provision for credit losses	3,238	(1,665)	322	590	2,485
Recoveries credited to the allowance	258	143	924	—	1,325
Loans charged against the allowance	(1,029)	(31)	(1,221)	—	(2,281)
Balance at end of period	$16,284	$20,080	$4,315	$13,285	$53,964

2022
Balance at beginning of period	$11,519	$19,221	$3,749	$12,763	$47,252
Additions (deductions)
Provision for credit losses	(688)	868	940	(472)	648
Recoveries credited to the allowance	228	268	778	—	1,274
Loans charged against the allowance	—	(44)	(1,247)	—	(1,291)
Balance at end of period	$11,059	$20,313	$4,220	$12,291	$47,883

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	Non- Accrual with no Allowance for Credit Loss	Non- Accrual with an Allowance for Credit Loss	Total Non- Accrual	90+ and Still Accruing	Total Non- Performing Loans
	(In thousands)
June 30, 2023
Commercial
Commercial and industrial (1)	$—	$8	$8	$—	$8
Commercial real estate	—	—	—	—	—
Mortgage
1-4 family owner occupied - jumbo	—	—	—	—	—
1-4 family owner occupied - non-jumbo (2)	1,707	652	2,359	—	2,359
1-4 family non-owner occupied	—	511	511	—	511
1-4 family - 2nd lien	—	322	322	—	322
Resort lending	—	100	100	—	100
Installment
Boat lending	—	287	287	—	287
Recreational vehicle lending	—	234	234	—	234
Other	—	173	173	—	173
Total	$1,707	$2,287	$3,994	$—	$3,994

Accrued interest excluded from total	$—	$—	$—	$—	$—

December 31, 2022
Commercial
Commercial and industrial (1)	$—	$9	$9	$—	$9
Commercial real estate	—	—	—	—	—
Mortgage
1-4 family owner occupied - jumbo	—	—	—	—	—
1-4 family owner occupied - non-jumbo (2)	1,077	852	1,929	—	1,929
1-4 family non-owner occupied	152	323	475	—	475
1-4 family - 2nd lien	—	562	562	—	562
Resort lending	110	38	148	—	148
Installment
Boat lending	—	380	380	—	380
Recreational vehicle lending	—	30	30	—	30
Other	—	188	188	—	188
Total	$1,339	$2,382	$3,721	$—	$3,721

Accrued interest excluded from total	$—	$—	$—	$—	$—
(1)Non-performing commercial and industrial loans exclude $0.025 million and $0.029 million of government guaranteed loans at June 30, 2023 and December 31, 2022, respectively.
(2)Non-performing 1-4 family owner occupied – non jumbo loans exclude $2.857 million and $1.631 million of government guaranteed loans at June 30, 2023 and December 31, 2022, respectively.

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
The amortized cost of collateral-dependent loans by class follows:

	Collateral Type		Allowance for Credit Losses
	Real Estate	Other
	(In thousands)
June 30, 2023
Commercial
Commercial and industrial	$708	$3,304	$1,765
Commercial real estate	2,090	—	—
Mortgage
1-4 family owner occupied - jumbo	—	—	—
1-4 family owner occupied - non-jumbo	2,551	—	242
1-4 family non-owner occupied	158	—	158
1-4 family - 2nd lien	111	—	75
Resort lending	100	—	35
Installment
Boat lending	—	223	79
Recreational vehicle lending	—	136	48
Other	—	32	11
Total	$5,718	$3,695	$2,413

Accrued interest excluded from total	$14	$14

December 31, 2022
Commercial
Commercial and industrial	$748	$1,309	$197
Commercial real estate	7,329	—	1,243
Mortgage
1-4 family owner occupied - jumbo	—	—	—
1-4 family owner occupied - non-jumbo	1,721	—	229
1-4 family non-owner occupied	233	—	29
1-4 family - 2nd lien	368	—	203
Resort lending	148	—	14
Installment
Boat lending	—	297	101
Recreational vehicle lending	—	30	11
Other	6	128	47
Total	$10,553	$1,764	$2,074

Accrued interest excluded from total	$40	$6

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
An aging analysis of loans by class follows:

	Loans Past Due				Loans not Past Due	Total Loans
	30-59 days	60-89 days	90+ days	Total
	(In thousands)
June 30, 2023
Commercial
Commercial and industrial	$64	$—	$33	$97	$745,561	$745,658
Commercial real estate	—	—	—	—	792,504	792,504
Mortgage
1-4 family owner occupied - jumbo	—	547	—	547	812,040	812,587
1-4 family owner occupied - non-jumbo	1,820	1,120	1,260	4,200	295,218	299,418
1-4 family non-owner occupied	58	—	158	216	180,721	180,937
1-4 family - 2nd lien	357	189	81	627	109,659	110,286
Resort lending	—	—	100	100	38,070	38,170
Installment
Boat lending	557	6	200	763	274,003	274,766
Recreational vehicle lending	686	230	90	1,006	267,297	268,303
Other	371	67	18	456	108,029	108,485
Total	$3,913	$2,159	$1,940	$8,012	$3,623,102	$3,631,114

Accrued interest excluded from total	$33	$25	$—	$58	$11,137	$11,195

December 31, 2022
Commercial
Commercial and industrial	$—	$—	$38	$38	$732,425	$732,463
Commercial real estate	—	—	—	—	734,390	734,390
Mortgage
1-4 family owner occupied - jumbo	—	—	—	—	752,563	752,563
1-4 family owner occupied - non-jumbo	1,400	521	869	2,790	282,842	285,632
1-4 family non-owner occupied	61	93	200	354	182,746	183,100
1-4 family - 2nd lien	420	107	47	574	104,703	105,277
Resort lending	54	—	148	202	41,635	41,837
Installment
Boat lending	528	14	295	837	252,128	252,965
Recreational vehicle lending	639	147	18	804	269,869	270,673
Other	215	46	123	384	106,068	106,452
Total	$3,317	$928	$1,738	$5,983	$3,459,369	$3,465,352
Accrued interest excluded from total	$27	$7	$—	$34	$9,975	$10,009

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
During the three and six months ended June 30, 2023, there were no troubled loan modifications or subsequent defaults.

During the six months ended June 30, 2022, the terms of one loan was modified as a TDR. The modification of the terms of this loan included a reduction of the stated interest rate of the loan and a 34 month extension of the maturity date. The pre- and post-modification outstanding loan balances were both $0.3 million at June 30, 2022. This TDR increased the ACL by $0.03 million and resulted in zero charge-offs during the six months ended June 30, 2022. There were no TDRs that subsequently defaulted within twelve months following the modification during the three and six month period ended June 30, 2022.
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables summarize loan ratings by loan class for our commercial portfolio loan segment at June 30, 2023 and December 31, 2022:

	Commercial
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
June 30, 2023
Commercial and industrial
Non-watch (1-6)	$41,984	$161,339	$80,550	$49,596	$46,832	$109,245	$233,392	$722,938
Watch (7-8)	538	171	1,600	5,633	4,241	1,707	4,818	18,708
Substandard Accrual (9)	—	339	945	54	1,559	118	964	3,979
Non-Accrual (10-11)	—	—	—	—	—	33	—	33
Total	$42,522	$161,849	$83,095	$55,283	$52,632	$111,103	$239,174	$745,658
Accrued interest excluded from total	$51	$426	$158	$127	$109	$336	$1,269	$2,476
Current period gross charge-offs	$—	$—	$—	$—	$—	$69	$—	$69

Commercial real estate
Non-watch (1-6)	$82,991	$177,367	$146,014	$30,902	$84,971	$201,524	$46,246	$770,015
Watch (7-8)	—	1,279	15,144	—	2,406	1,570	—	20,399
Substandard Accrual (9)	—	—	—	—	2,090	—	—	2,090
Non-Accrual (10-11)	—	—	—	—	—	—	—	—
Total	$82,991	$178,646	$161,158	$30,902	$89,467	$203,094	$46,246	$792,504
Accrued interest excluded from total	$79	$689	$517	$116	$340	$716	$190	$2,647
Current period gross charge-offs	$—	$—	$—	$—	$960	$—	$—	$960

Total Commercial
Non-watch (1-6)	$124,975	$338,706	$226,564	$80,498	$131,803	$310,769	$279,638	$1,492,953
Watch (7-8)	538	1,450	16,744	5,633	6,647	3,277	4,818	39,107
Substandard Accrual (9)	—	339	945	54	3,649	118	964	6,069
Non-Accrual (10-11)	—	—	—	—	—	33	—	33
Total	$125,513	$340,495	$244,253	$86,185	$142,099	$314,197	$285,420	$1,538,162
Accrued interest excluded from total	$130	$1,115	$675	$243	$449	$1,052	$1,459	$5,123
Current period gross charge-offs	$—	$—	$—	$—	$960	$69	$—	$1,029

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2022	2021	2020	2019	2018	Prior
	(In thousands)
December 31, 2022
Commercial and industrial
Non-watch (1-6)	$157,561	$89,251	$58,292	$45,792	$30,715	$95,908	$237,906	$715,425
Watch (7-8)	680	4,539	781	1,690	105	4,474	2,793	15,062
Substandard Accrual (9)	—	971	68	388	109	402	—	1,938
Non-Accrual (10-11)	—	—	—	—	—	38	—	38
Total	$158,241	$94,761	$59,141	$47,870	$30,929	$100,822	$240,699	$732,463
Accrued interest excluded from total	$238	$178	$146	$105	$181	$308	$890	$2,046

Commercial real estate
Non-watch (1-6)	$170,238	$154,918	$38,062	$97,762	$56,580	$159,514	$42,030	$719,104
Watch (7-8)	—	182	313	4,769	1,010	1,641	112	8,027
Substandard Accrual (9)	—	—	—	181	2,014	5,064	—	7,259
Non-Accrual (10-11)	—	—	—	—	—	—	—	—
Total	$170,238	$155,100	$38,375	$102,712	$59,604	$166,219	$42,142	$734,390
Accrued interest excluded from total	$609	$468	$88	$368	$206	$515	$109	$2,363

Total Commercial
Non-watch (1-6)	$327,799	$244,169	$96,354	$143,554	$87,295	$255,422	$279,936	$1,434,529
Watch (7-8)	680	4,721	1,094	6,459	1,115	6,115	2,905	23,089
Substandard Accrual (9)	—	971	68	569	2,123	5,466	—	9,197
Non-Accrual (10-11)	—	—	—	—	—	38	—	38
Total	$328,479	$249,861	$97,516	$150,582	$90,533	$267,041	$282,841	$1,466,853
Accrued interest excluded from total	$847	$646	$234	$473	$387	$823	$999	$4,409
For each of our mortgage and installment portfolio segment classes, we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated semi-annually.
The following tables summarize credit scores by loan class for our mortgage and installment loan portfolio segments at June 30, 2023 and December 31, 2022:

	Mortgage (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2018	Prior
	(In thousands)
June 30, 2023
1-4 family owner occupied - jumbo
800 and above	$3,755	$23,390	$57,622	$18,549	$4,628	$5,526	$—	$113,470
750-799	23,422	117,180	203,566	65,298	20,739	19,295	1,036	450,536
700-749	9,263	45,032	70,232	24,202	11,785	13,517	1,496	175,527
650-699	1,907	11,885	20,351	10,182	2,305	6,518	—	53,148
600-649	—	4,287	3,018	4,006	1,137	3,155	—	15,603
550-599	—	1,083	499	—	—	—	—	1,582
500-549	—	—	553	1,486	—	682	—	2,721
Under 500	—	—	—	—	—	—	—	—
Unknown	—	—	—	—	—	—	—	—
Total	$38,347	$202,857	$355,841	$123,723	$40,594	$48,693	$2,532	$812,587
Accrued interest excluded from total	$127	$615	$771	$297	$105	$159	$19	$2,093
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Mortgage (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2018	Prior
	(In thousands)
June 30, 2023 - continued
1-4 family owner occupied - non-jumbo
800 and above	$3,025	$4,656	$9,780	$4,799	$2,906	$9,256	$3,692	$38,114
750-799	9,451	32,694	25,406	15,057	5,275	18,943	8,768	115,594
700-749	6,253	24,688	10,603	5,425	3,958	24,168	3,647	78,742
650-699	1,610	12,290	4,072	3,695	2,500	12,936	1,284	38,387
600-649	548	233	786	1,355	950	8,728	37	12,637
550-599	—	242	976	894	715	4,891	193	7,911
500-549	—	—	308	1,666	599	2,902	—	5,475
Under 500	—	—	217	159	743	1,439	—	2,558
Unknown	—	—	—	—	—	—	—	—
Total	$20,887	$74,803	$52,148	$33,050	$17,646	$83,263	$17,621	$299,418
Accrued interest excluded from total	$71	$223	$115	$84	$47	$292	$130	$962
Current period gross charge-offs	$—	$—	$—	$—	$—	$26	$—	$26

1-4 family non-owner occupied
800 and above	$2,809	$2,388	$13,579	$3,126	$3,453	$7,074	$1,513	$33,942
750-799	6,786	19,835	32,958	12,602	5,592	14,138	3,156	95,067
700-749	3,097	7,979	8,813	5,456	1,568	6,952	2,127	35,992
650-699	613	858	2,509	2,801	256	3,693	637	11,367
600-649	—	391	138	—	30	1,763	88	2,410
550-599	—	—	544	—	76	1,013	107	1,740
500-549	—	—	—	—	—	225	—	225
Under 500	—	—	—	—	—	194	—	194
Unknown	—	—	—	—	—	—	—	—
Total	$13,305	$31,451	$58,541	$23,985	$10,975	$35,052	$7,628	$180,937
Accrued interest excluded from total	$40	$109	$161	$65	$36	$137	$60	$608
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - 2nd lien
800 and above	$142	$78	$541	$644	$187	$1,425	$10,075	$13,092
750-799	1,146	2,702	2,869	2,451	1,179	3,506	36,268	50,121
700-749	622	2,056	1,573	363	407	2,619	23,558	31,198
650-699	209	157	233	505	239	1,702	7,972	11,017
600-649	—	108	110	—	130	952	2,030	3,330
550-599	—	—	—	—	—	223	257	480
500-549	—	—	—	—	118	463	296	877
Under 500	—	—	—	—	53	28	90	171
Unknown	—	—	—	—	—	—	—	—
Total	$2,119	$5,101	$5,326	$3,963	$2,313	$10,918	$80,546	$110,286
Accrued interest excluded from total	$7	$17	$10	$9	$10	$42	$622	$717
Current period gross charge-offs	$—	$—	$—	$—	$—	$5	$—	$5

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Mortgage - continued (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
June 30, 2023 - continued
Resort lending
800 and above	$—	$—	$525	$—	$—	$6,314	$—	$6,839
750-799	—	824	1,034	1,052	181	15,022	—	18,113
700-749	—	217	609	251	—	6,897	—	7,974
650-699	—	—	—	51	—	4,184	—	4,235
600-649	—	—	—	—	—	457	—	457
550-599	—	—	—	—	—	358	—	358
500-549	—	—	—	—	—	94	—	94
Under 500	—	—	—	—	—	100	—	100
Unknown	—	—	—	—	—	—	—	—
Total	$—	$1,041	$2,168	$1,354	$181	$33,426	$—	$38,170
Accrued interest excluded from total	$—	$5	$4	$4	$—	$127	$—	$140
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Mortgage
800 and above	$9,731	$30,512	$82,047	$27,118	$11,174	$29,595	$15,280	$205,457
750-799	40,805	173,235	265,833	96,460	32,966	70,904	49,228	729,431
700-749	19,235	79,972	91,830	35,697	17,718	54,153	30,828	329,433
650-699	4,339	25,190	27,165	17,234	5,300	29,033	9,893	118,154
600-649	548	5,019	4,052	5,361	2,247	15,055	2,155	34,437
550-599	—	1,325	2,019	894	791	6,485	557	12,071
500-549	—	—	861	3,152	717	4,366	296	9,392
Under 500	—	—	217	159	796	1,761	90	3,023
Unknown	—	—	—	—	—	—	—	—
Total	$74,658	$315,253	$474,024	$186,075	$71,709	$211,352	$108,327	$1,441,398
Accrued interest excluded from total	$245	$969	$1,061	$459	$198	$757	$831	$4,520
Current period gross charge-offs	$—	$—	$—	$—	$—	$31	$—	$31

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2022	2021	2020	2019	2018	Prior
	(In thousands)
December 31, 2022
1-4 family owner occupied - jumbo
800 and above	$23,764	$54,637	$16,848	$9,211	$2,988	$6,946	$639	$115,033
750-799	97,269	189,653	71,555	16,091	1,828	16,140	683	393,219
700-749	34,158	91,189	28,701	12,666	2,775	8,852	1,536	179,877
650-699	10,905	20,743	7,216	2,554	4,250	4,020	827	50,515
600-649	1,712	1,275	4,534	464	—	2,150	—	10,135
550-599	549	1,516	—	—	469	—	—	2,534
500-549	—	—	561	—	—	689	—	1,250
Under 500	—	—	—	—	—	—	—	—
Unknown	—	—	—	—	—	—	—	—
Total	$168,357	$359,013	$129,415	$40,986	$12,310	$38,797	$3,685	$752,563
Accrued interest excluded from total	$506	$773	$315	$108	$44	$127	$19	$1,892

1-4 family owner occupied - non-jumbo
800 and above	$8,894	$10,498	$5,558	$3,220	$2,074	$6,074	$1,680	$37,998
750-799	33,833	26,239	13,956	6,018	4,501	18,009	9,936	112,492
700-749	17,629	13,526	7,626	3,938	3,263	22,506	3,509	71,997
650-699	7,983	5,124	2,679	3,270	1,992	10,893	983	32,924
600-649	1,539	1,226	1,836	423	1,035	7,044	99	13,202
550-599	—	—	56	1,472	938	5,481	132	8,079
500-549	—	76	850	341	570	4,142	115	6,094
Under 500	—	207	764	475	285	1,115	—	2,846
Unknown	—	—	—	—	—	—	—	—
Total	$69,878	$56,896	$33,325	$19,157	$14,658	$75,264	$16,454	$285,632
Accrued interest excluded from total	$283	$123	$78	$58	$58	$242	$111	$953

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Installment (1)
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
	(In thousands)
June 30, 2023
Boat lending
800 and above	$7,784	$7,197	$8,731	$4,321	$4,858	$8,188	$41,079
750-799	24,889	40,493	33,916	17,044	14,036	24,342	154,720
700-749	10,497	16,448	12,234	6,192	5,446	9,519	60,336
650-699	1,832	3,184	4,108	1,369	1,337	2,104	13,934
600-649	453	457	946	432	110	708	3,106
550-599	—	178	338	15	68	480	1,079
500-549	—	—	—	166	18	165	349
Under 500	—	—	111	—	—	52	163
Unknown	—	—	—	—	—	—	—
Total	$45,455	$67,957	$60,384	$29,539	$25,873	$45,558	$274,766
Accrued interest excluded from total	$159	$152	$129	$66	$58	$96	$660
Current period gross charge-offs	$—	$28	$—	$—	$15	$15	$58

Recreational vehicle lending
800 and above	$2,785	$9,710	$12,058	$4,187	$4,136	$6,390	$39,266
750-799	13,857	47,336	43,045	13,865	10,190	14,072	142,365
700-749	5,763	20,564	23,176	6,758	4,184	4,504	64,949
650-699	1,226	4,562	5,541	1,426	1,092	1,641	15,488
600-649	35	613	1,731	270	282	626	3,557
550-599	—	384	523	55	110	207	1,279
500-549	—	376	406	137	168	95	1,182
Under 500	—	52	116	—	40	9	217
Unknown	—	—	—	—	—	—	—
Total	$23,666	$83,597	$86,596	$26,698	$20,202	$27,544	$268,303
Accrued interest excluded from total	$84	$202	$188	$57	$46	$57	$634
Current period gross charge-offs	$—	$10	$118	$20	$47	$—	$195

Other
800 and above	$1,714	$1,387	$1,532	$1,204	$840	$1,055	$7,732
750-799	8,993	13,081	8,613	4,476	2,317	5,005	42,485
700-749	3,702	8,109	5,838	2,757	1,301	3,010	24,717
650-699	1,703	22,998	2,163	700	437	1,456	29,457
600-649	124	686	389	180	115	483	1,977
550-599	—	188	205	88	83	158	722
500-549	—	189	181	27	67	133	597
Under 500	—	66	48	15	21	28	178
Unknown	620	—	—	—	—	—	620
Total	$16,856	$46,704	$18,969	$9,447	$5,181	$11,328	$108,485
Accrued interest excluded from total	$60	$65	$38	$19	$14	$62	$258
Current period gross charge-offs	$817	$45	$10	$11	$—	$85	$968

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Installment (1)
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	1905	Prior	Total
	(In thousands)
June 30, 2023 - continued
Total installment
800 and above	$12,283	$18,294	$22,321	$9,712	$9,834	$15,633	$88,077
750-799	47,739	100,910	85,574	35,385	26,543	43,419	339,570
700-749	19,962	45,121	41,248	15,707	10,931	17,033	150,002
650-699	4,761	30,744	11,812	3,495	2,866	5,201	58,879
600-649	612	1,756	3,066	882	507	1,817	8,640
550-599	—	750	1,066	158	261	845	3,080
500-549	—	565	587	330	253	393	2,128
Under 500	—	118	275	15	61	89	558
Unknown	620	—	—	—	—	—	620
Total	$85,977	$198,258	$165,949	$65,684	$51,256	$84,430	$651,554
Accrued interest excluded from total	$303	$419	$355	$142	$118	$215	$1,552
Current period gross charge-offs	$817	$83	$128	$31	$62	$100	$1,221

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
Foreclosed residential real estate properties included in other real estate and repossessed assets on our Condensed Consolidated Statements of Financial Condition totaled $0.7 million and $0.4 million at June 30, 2023 and December 31,

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2022, respectively. Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $0.2 million and $0.8 million at June 30, 2023 and December 31, 2022, respectively.

During the three and six month period ended June 30, 2023, we sold $10.2 million and $51.5 million, respectively, of portfolio residential mortgage loans servicing retained and recognized a gain (loss) on sale of $0.01 million and $(0.15) million, respectively. These transactions were done primarily for asset/liability management purposes. During the first quarter of 2022, we sold $33.4 million of portfolio residential fixed rate mortgage loans servicing retained and recognized a gain on sale of $0.41 million. This transaction was done primarily for asset/liability management purposes. There were no portfolio mortgage loan sales in the second quarter of 2022.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
5.    Shareholders’ Equity and Earnings Per Common Share
On December 20, 2022, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) to buy back up to 1,100,000 shares of our outstanding common stock through December 31, 2023. Shares would be repurchased through open market transactions, though we could execute repurchases through other means, such as privately negotiated transactions. The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, regulatory requirements, potential alternative uses for capital, and our financial performance. During the six month periods ended June 30, 2023 and 2022 repurchases were made totaling 200,000 shares and 181,586 shares of common stock, for an aggregate purchase price of $3.3 million and $4.0 million, respectively.
A reconciliation of basic and diluted net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Net income	$14,790	$13,001	$27,781	$30,968

Weighted average shares outstanding (1)	21,041	21,070	21,072	21,131
Stock units for deferred compensation plan for non-employee directors	156	133	154	131
Effect of stock options	8	42	14	49
Performance share units	18	21	20	23
Weighted average shares outstanding for calculation of diluted earnings per share	21,223	21,266	21,260	21,334

Net income per common share
Basic (1)	$0.70	$0.62	$1.32	$1.47
Diluted	$0.70	$0.61	$1.31	$1.45
(1)Basic net income per common share includes weighted average common shares outstanding during the period and participating share awards.
Weighted average stock options outstanding that were not considered in computing diluted net income per common share because they were anti-dilutive were zero for the three and six month periods ended June 30, 2023 and 2022, respectively.
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our derivative financial instruments according to the type of hedge in which they are designated follows:

	June 30, 2023
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Fair value hedge designation
Pay-fixed interest rate swap agreement - commercial	$6,219	5.9	$464
Pay-fixed interest rate swap agreements - securities available for sale	148,895	4.4	19,530
Pay-fixed interest rate swap agreements - installment	95,000	3.2	674
Interest rate cap agreements - securities available for sale	40,970	4.8	954
Total	$291,084	4.1	$21,622

No hedge designation
Rate-lock mortgage loan commitments	$42,599	0.1	$7
Mandatory commitments to sell mortgage loans	62,623	0.1	246
Pay-fixed interest rate swap agreements - commercial	318,781	5.9	16,178
Pay-variable interest rate swap agreements - commercial	318,781	5.9	(16,178)
Pay-variable interest rate swap agreement	40,000	0.1	(12)
Total	$782,784	4.8	$241

	December 31, 2022
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Fair value hedge designation
Pay-fixed interest rate swap agreement - commercial	$6,401	6.4	$447
Pay-fixed interest rate swap agreements - securities available for sale	148,895	4.8	19,906
Pay-fixed interest rate swap agreements - installment	25,000	2.0	77
Interest rate cap agreements - securities available for sale	40,970	5.3	931
Total	$221,266	4.6	$21,361

No hedge designation
Rate-lock mortgage loan commitments	19,918	0.1	(1,056)
Mandatory commitments to sell mortgage loans	49,258	0.1	315
Pay-fixed interest rate swap agreements - commercial	279,005	6.0	17,063
Pay-variable interest rate swap agreements - commercial	279,005	6.0	(17,063)
Total	$627,186	5.3	$(741)

We have established management objectives and strategies that include interest-rate risk parameters for maximum fluctuations in net interest income and market value of portfolio equity. We monitor our interest rate risk position via simulation modeling reports. The goal of our asset/liability management efforts is to maintain profitable financial leverage within established risk parameters.

We have entered into pay-fixed interest rate swaps and caps to protect a portion of the fair value of a certain fixed rate commercial loan and certain installment loans (‘‘Fair Value Hedge – Portfolio Loans’’). As a result, changes in the fair values of the pay-fixed interest rate swap and caps are expected to offset changes in the fair values of the fixed rate

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
portfolio loans due to fluctuations in interest rates. We record the fair values of Fair Value Hedge – Portfolio Loans in accrued income and other assets and accrued expenses and other liabilities on our Condensed Consolidated Statements of Financial Condition. The hedged items (fixed rate commercial loan and certain fixed rate installment loans) are also recorded at fair value which offsets the adjustment to the Fair Value Hedge – Portfolio Loans. On an ongoing basis, we adjust our Condensed Consolidated Statements of Financial Condition to reflect the then current fair values of both the Fair Value Hedge – Portfolio Loans and the hedged items. The related gains or losses are reported in interest income – interest and fees on loans in our Condensed Consolidated Statements of Operations. During the second quarter of 2023 we terminated the interest rate cap that was previously hedging certain installment loans. The remaining unrealized loss on this terminated interest cap is being amortized into earnings over the original life of the interest rate cap.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	June 30, 2023		December 31, 2022		June 30, 2023		December 31, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments
Pay-fixed interest rate swap agreements	Other assets	$20,668	Other assets	$20,430	Other liabilities	$—	Other liabilities	$—
Interest rate cap agreements	Other assets	954	Other assets	931	Other liabilities	—	Other liabilities	—
		21,622		21,361		—		—
Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	7	Other assets	—	Other liabilities	—	Other liabilities	1,056
Mandatory commitments to sell mortgage loans	Other assets	246	Other assets	315	Other liabilities	—	Other liabilities	—
Pay-variable interest rate swap agreement	Other assets	—	Other assets	—	Other liabilities	12	Other liabilities	—
Pay-fixed interest rate swap agreements - commercial	Other assets	17,010	Other assets	17,567	Other liabilities	832	Other liabilities	504
Pay-variable interest rate swap agreements - commercial	Other assets	832	Other assets	504	Other liabilities	17,010	Other liabilities	17,567
		18,095		18,386		17,854		19,127
Total derivatives		$39,717		$39,747		$17,854		$19,127

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

	Gain (loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Gain (Loss) Recognized in Income
	Three Month Periods Ended June 30,			Three Month Periods Ended June 30,		Location of Gain (Loss) Recognized in Income	Three Month Periods Ended June 30,
	2023	2022		2023	2022		2023	2022
							(In thousands)
Fair Value Hedges
Pay-fixed interest rate swap agreement - commercial						Interest and fees on loans	$118	$200
Pay-fixed interest rate swap agreement - securities available for sale						Interest on securities available for sale - tax - exempt	2,368	3,501
Pay-fixed interest rate swap agreement - Installment						Interest and fees on loans	1,018	—
Interest rate cap agreements - securities available for sale	$159	$—	Interest on securities available for sale - tax - exempt	$(68)	$—	Interest on securities available for sale - tax - exempt	196	—
Interest rate cap agreements - installment	(152)	—	Interest and fees on loans	—	—	Interest and fees on loans	—	—
Total	$7	$—		$(68)	$—		$3,700	$3,701
No hedge designation
Rate-lock mortgage loan commitments						Net gains on mortgage loans	$380	$(1,842)
Mandatory commitments to sell mortgage loans						Net gains on mortgage loans	677	(1,350)
Pay-fixed interest rate swap agreements - commercial						Interest income	4,689	$5,147
Pay-variable interest rate swap agreements - commercial						Interest income	(4,689)	(5,147)
Interest rate swaption agreement						Net gains on mortgage loans	—	$—
Pay-fixed interest rate swap agreements - mortgage						Net gains on mortgage loans	—	656
Pay-variable interest rate swap agreement						Non-interest expense - other	6	$—
Interest rate cap agreements						Interest expense	—	23
Total							$1,063	$(2,513)

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Gain (loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Gain (Loss) Recognized in Income
	Six Month Periods Ended June 30,			Six Month Periods Ended June 30,		Location of Gain (Loss) Recognized in Income	Six Month Periods Ended June 30,
	2023	2022		2023	2022		2023	2022
	(In thousands)
Fair Value Hedges
Pay-fixed interest rate swap agreement - commercial						Interest and fees on loans	$17	$576
Pay-fixed interest rate swap agreement - securities available for sale						Interest on securities available for sale - tax - exempt	(376)	11,048
Pay-fixed interest rate swap agreement - Installment						Interest and fees on loans	597	—
Interest rate cap agreements - securities available for sale	$(413)	$—	Interest on securities available for sale - tax - exempt	$(152)	$—	Interest on securities available for sale - tax - exempt	247	—
Interest rate cap agreements - installment	—	—	Interest and fees on loans	—	—	Interest and fees on loans	(14)	—
Total	$(413)	$—		$(152)	$—		$471	$11,624
No hedge designation
Rate-lock mortgage loan commitments						Net gains on mortgage loans	$1,063	$(7,212)
Mandatory commitments to sell mortgage loans						Net gains on mortgage loans	(69)	624
Pay-fixed interest rate swap agreements - commercial						Interest income	(885)	14,724
Pay-variable interest rate swap agreements - commercial						Interest income	885	(14,724)
Interest rate swaption agreement						Net gains on mortgage loans	—	(186)
Pay-fixed interest rate swap agreements - mortgage						Net gains on mortgage loans	—	1,283
Pay-variable interest rate swap agreement						Non-interest expense - other	(12)	—
Interest rate cap agreements						Interest expense	—	245
Total							$982	$(5,246)

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7.    Goodwill and Other Intangibles
The following table summarizes intangible assets, net of amortization:

	June 30, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets - core deposits	$11,916	$9,638	$11,916	$9,365
Unamortized intangible assets - goodwill	$28,300		$28,300
A summary of estimated core deposits intangible amortization at June 30, 2023 follows:

(In thousands)

Six months ending December 31, 2023	274
2024	516
2025	487
2026	460
2027	434
2028 and thereafter	107
Total	$2,278
8.    Share Based Compensation
We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.6 million shares of common stock as of June 30, 2023. The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.1 million shares of common stock as of June 30, 2023. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.
A summary of restricted stock and performance stock units (“PSU”) granted pursuant to our long-term incentive plan follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Restricted stock	13,500	2,500	84,846	58,787
PSU	—	—	18,790	19,748
The shares of restricted stock and PSUs shown in the above table cliff vest after a period of three years. The performance criteria of the PSUs is split evenly between a comparison of (i) our total shareholder return and (ii) our return on average assets each over the three year period starting on the grant date to these same criteria over that period to an index of our banking peers.
Our directors may elect to receive all or a portion of their cash retainer fees in the form of common stock (either on a current basis or on a deferred basis) pursuant to the non-employee director stock purchase plan referenced above. Shares equal in value to that portion of each director’s fees that he or she has elected to receive in stock on a current basis are

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
issued each quarter and vest immediately. Shares issued on a deferred basis are credited at the rate of 90% of the current fair value of our common stock and vest immediately. During the six month periods ended June 30, 2023 and 2022 we issued 0.009 million and 0.008 million shares, respectively and expensed their value during those same periods.
Total compensation expense recognized for grants pursuant to our long-term incentive plan was $0.4 million and $0.9 million during the three and six month periods ended June 30, 2023, respectively, and was $0.4 million and $0.9 million during the same periods in 2022, respectively. The corresponding tax benefit relating to this expense was $0.1 million and $0.2 million for the three and six month periods ended June 30, 2023, respectively and $0.1 million and $0.2 million for the same periods in 2022. Total expense recognized for non-employee director share based payments was $0.09 million and $0.18 million during the three and six month periods ended June 30, 2023, respectively, and was $0.09 million and $0.19 million during the same periods in 2022, respectively. The corresponding tax benefit relating to this expense was $0.02 million and $0.04 million for the three and six month periods ended June 30, 2023, respectively and $0.02 million and $0.04 million during the same periods in 2022.
At June 30, 2023, the total expected compensation cost related to non-vested restricted stock and PSUs not yet recognized was $3.5 million. The weighted-average period over which this amount will be recognized is 2.1 years.
A summary of outstanding stock option grants and related transactions follows:

	Number of Shares	Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregated Intrinsic Value
				(In thousands)
Outstanding at January 1, 2023	40,307	$8.32
Granted	—	—
Exercised	(23,000)	6.42
Forfeited	—	—
Expired	—	—
Outstanding at June 30, 2023	17,307	$10.83	2.3	$109

Vested and expected to vest at June 30, 2023	17,307	$10.83	2.3	$109
Exercisable at June 30, 2023	17,307	$10.83	2.3	$109
A summary of outstanding non-vested stock and related transactions follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2023	246,136	$22.82
Granted	103,636	22.84
Vested	(56,661)	22.80
Forfeited	(11,717)	23.21
Outstanding at June 30, 2023	281,394	$22.82

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Certain information regarding options exercised during the periods follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Intrinsic value	$76	$111	$299	$424
Cash proceeds received	$48	$22	$148	$72
Tax benefit realized	$16	$23	$63	$89
9.    Income Tax
Income tax expense was $3.4 million and $2.9 million during the three month periods ended June 30, 2023 and 2022, respectively and $6.3 million and $7.0 million during the six months ended June 30, 2023 and 2022, respectively. Our actual federal income tax expense is different than the amount computed by applying our statutory income tax rate to our income before income tax primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance. In addition, the three and six month periods ending June 30, 2023 include reductions of $0.01 million and $0.04 million, respectively, of income tax expense related to the impact of the excess value of stock awards that vested and stock options that were exercised as compared to the initial fair values that were expensed. These amounts during the same periods in 2022 were $0.02 million and $0.08 million, respectively.
We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. The ultimate realization of this asset is primarily based on generating future income. We concluded at June 30, 2023, June 30, 2022 and December 31, 2022 that the realization of substantially all of our deferred tax assets continues to be more likely than not.
At both June 30, 2023 and December 31, 2022, we had approximately $0.2 million, respectively, of gross unrecognized tax benefits. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the remainder of 2023.
10.    Regulatory Matters
Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits. As of June 30, 2023, the Bank had positive undivided profits of $155.2 million. It is not our intent to have dividends paid in amounts that would reduce the capital of our Bank to levels below those which we consider prudent or that would not be in accordance with guidelines of regulatory authorities.
We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can result in certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our interim condensed consolidated financial statements. In addition, capital adequacy rules include a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. To avoid limits on capital distributions and certain discretionary bonus payments we must meet the minimum ratio for adequately capitalized institutions plus the buffer. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of June 30, 2023 and December 31, 2022, categorized our Bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our actual capital amounts and ratios follow (1):

	Actual		Minimum for Adequately Capitalized Institutions		Minimum for Well-Capitalized Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2023
Total capital to risk-weighted assets
Consolidated	$550,804	13.66%	$322,554	8.00%	NA	NA
Independent Bank	497,759	12.36	322,172	8.00	$402,715	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$460,342	11.42%	$241,916	6.00%	NA	NA
Independent Bank	447,355	11.11	241,629	6.00	$322,172	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$421,872	10.46%	$181,437	4.50%	NA	NA
Independent Bank	447,355	11.11	181,222	4.50	$261,765	6.50%

Tier 1 capital to average assets
Consolidated	$460,342	8.97%	$205,284	4.00%	NA	NA
Independent Bank	447,355	8.72	205,226	4.00	$256,533	5.00%

December 31, 2022
Total capital to risk-weighted assets
Consolidated	$536,549	13.62%	$315,059	8.00%	NA	NA
Independent Bank	480,886	12.22	314,733	8.00	$393,416	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$447,299	11.36%	$236,294	6.00%	NA	NA
Independent Bank	431,685	10.97	236,049	6.00	$314,733	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$408,863	10.38%	$177,221	4.50%	NA	NA
Independent Bank	431,685	10.97	177,037	4.50	$255,720	6.50%

Tier 1 capital to average assets
Consolidated	$447,299	8.86%	$201,875	4.00%	NA	NA
Independent Bank	431,685	8.56	201,820	4.00	$252,275	5.00%
_______________________________________

(1)	These ratios do not reflect a capital conservation buffer of 2.50% at June 30, 2023 and December 31, 2022.
NA - Not applicable

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
	(In thousands)
Total shareholders' equity	$375,162	$347,596	$400,645	$370,418
Add (deduct)
Accumulated other comprehensive (income) loss for regulatory purposes	74,712	86,966	74,712	86,966
Goodwill and other intangibles	(30,578)	(30,851)	(30,578)	(30,851)
CECL (1)	2,576	5,152	2,576	5,152
Common equity tier 1 capital	421,872	408,863	447,355	431,685
Qualifying trust preferred securities	38,470	38,436	—	—
Tier 1 capital	460,342	447,299	447,355	431,685
Subordinated debt	40,000	40,000	—	—
Allowance for credit losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	50,462	49,250	50,404	49,201
Total risk-based capital	$550,804	$536,549	$497,759	$480,886

(1)	We elected the three year CECL transition method for regulatory purposes.
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
	(In thousands)
June 30, 2023:
Measured at Fair Value on a Recurring Basis
Assets
Securities available for sale
U.S. agency	$10,977	$—	$10,977	$—
U.S. agency residential mortgage-backed	85,403	—	85,403	—
U.S. agency commercial mortgage-backed	12,911	—	12,911	—
Private label mortgage-backed	90,221	—	90,221	—
Other asset backed	155,028	—	155,028	—
Obligations of states and political subdivisions	301,329	—	301,329	—
Corporate	74,988	—	74,988	—
Trust preferred	920	—	920	—
Loans held for sale, carried at fair value	20,270	—	20,270	—
Capitalized mortgage loan servicing rights	44,427	—	—	44,427
Derivatives (1)	39,717	—	39,717	—
Liabilities
Derivatives (2)	17,854	—	17,854	—

Measured at Fair Value on a Non-recurring Basis:
Assets
Collateral dependent loans (3)
Commercial
Commercial and industrial	1,830	—	—	1,830
Commercial real estate	—	—	—	—
Mortgage
1-4 family owner occupied - non-jumbo	601	—	—	601
1-4 family non-owner occupied	—	—	—	—
1-4 family - 2nd lien	36	—	—	36
Resort lending	65	—	—	65
Installment
Boat lending	144	—	—	144
Recreational vehicle lending	88	—	—	88
Other	21	—	—	21
Other real estate
1-4 family non-owner occupied (4)	58	—	—	58
________________________________
(1)Included in accrued income and other assets
(2)Included in accrued expenses and other liabilities
(3)Only includes individually evaluated loans with specific loss allocations based on collateral value.
(4)Only includes other real estate with subsequent write downs to fair value.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the Six Month Periods Ended June 30 for items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Net Gains on Assets	Mortgage Loan Servicing, net	Total Change in Fair Values Included in Current Period Earnings
	Mortgage Loans
	(In thousands)
2023
Loans held for sale	$1,739	$—	$1,739
Capitalized mortgage loan servicing rights	—	(15)	(15)

2022
Loans held for sale	(1,806)	—	(1,806)
Capitalized mortgage loan servicing rights	—	9,596	9,596
For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends received.
The following represent impairment charges recognized during the three and six month periods ended June 30, 2023 and 2022 relating to assets measured at fair value on a non-recurring basis:
•Loans that are individually evaluated using the fair value of collateral for collateral dependent loans had a carrying amount of $2.8 million, which is net of a valuation allowance of $2.4 million at June 30, 2023, and had a carrying amount of $2.2 million, which is net of a valuation allowance of $2.1 million at December 31, 2022. The provision for credit losses included in our results of operations relating to collateral dependent loans was a net expense of $1.7 million and $0.1 million for the three month periods ending June 30, 2023 and 2022, respectively, and a net expense of $2.0 million and $0.2 million for the six month periods ending June 30, 2023 and 2022, respectively.
•Other real estate, which is measured using the fair value of the property, had a carrying amount of $0.1 million which is net of a valuation allowance of $0.1 million at June 30, 2023, and a carrying amount of zero which is net of a valuation allowance of zero, at December 31, 2022. Charges included in our results of operations relating to other real estate measured at fair value were $0.1 million and zero during the three month periods ended June 30, 2023 and 2022, respectively and were $0.1 million and zero during the six month periods ended June 30, 2023 and 2022, respectively

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
A reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Capitalized Mortgage Loan Servicing Rights
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Beginning balance	$41,923	$35,933	$42,489	$26,232
Total gains (losses) realized and unrealized:
Included in results of operations	1,481	2,038	(15)	9,596
Included in other comprehensive loss	—	—	—	—
Purchases, issuances, settlements, maturities and calls	1,023	1,506	1,953	3,649
Transfers in and/or out of Level 3	—	—	—	—
Ending balance	$44,427	$39,477	$44,427	$39,477

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30	$1,481	$2,038	$(15)	$9,596
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

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)
June 30, 2023
Capitalized mortgage loan servicing rights	$44,427	Present value of net servicing revenue	Discount rate	10.00% to 13.49%	10.17%
			Cost to service	$69 to $817	$78
			Ancillary income	20 to 35	21
			Float rate	4.22%	4.22%
			Prepayment rate	6.58% to 32.82%	8.12%
December 31, 2022
Capitalized mortgage loan servicing rights	$42,489	Present value of net servicing revenue	Discount rate	10.00% to 13.23%	10.12%
			Cost to service	$66 to $150	$78
			Ancillary income	20 to 35	21
			Float rate	4.03%	4.03%
			Prepayment rate	7.03% to 30.40%	7.97%

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)
June 30, 2023
Collateral dependent loans
Commercial(1)	$1,830	Discounting financial statement and machinery and equipment appraised values	Discount rates used	54.7% to 100.0%	65.6%
Mortgage and Installment(2)	955	Sales comparison approach	Adjustment for differences between comparable sales	(73.3) to 65.2	13.6

December 31, 2022
Collateral dependent loans
Commercial	$1,206	Sales comparison approach	Adjustment for differences between comparable sales	(41.7)% to 20.0%	(0.4)%
Mortgage and Installment(2)	959	Sales comparison approach	Adjustment for differences between comparable sales	(73.3) to 65.2	(5.3)

(1)	This amount primarily relates to one collateral dependent relationship credit. Collateral securing this relationship primarily included accounts receivable, inventory and machinery and equipment at June 30, 2023. Valuation techniques at June 30, 2023 included discounting financial statement values for accounts receivable and inventory and appraised values for machinery and equipment.
(2)
In addition to the valuation techniques and unobservable inputs discussed above, at June 30, 2023 and December 31, 2022 certain collateral dependent installment loans totaling approximately $0.25 million and $0.30 million, respectively, are secured by collateral other than real estate. For the majority of these loans, we apply internal discount rates to industry valuation guides.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
June 30, 2023	$20,270	$(603)	$20,873
December 31, 2022	26,518	(2,342)	28,860
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The estimated recorded book balances and fair values follow:

			Fair Value Using
	Recorded Book Balance	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
June 30, 2023
Assets
Cash and due from banks	$61,225	$61,225	$61,225	$—	$—
Interest bearing deposits	67,967	67,967	67,967	—	—
Securities available for sale	731,777	731,777	—	731,777	—
Securities held to maturity	360,926	321,860	—	321,860	—
Federal Home Loan Bank and Federal
Reserve Bank Stock	18,131	NA	NA	NA	NA
Net loans and loans held for sale	3,597,420	3,246,227	—	20,270	3,225,957
Accrued interest receivable	17,670	17,670	15	6,460	11,195
Derivative financial instruments	39,717	39,717	—	39,717	—

Liabilities
Deposits with no stated maturity (1)	$3,714,669	$3,714,669	$3,714,669	$—	$—
Deposits with stated maturity (1)	772,967	766,780	—	766,780	—
Other borrowings	90,015	89,719	—	89,719	—
Subordinated debt	39,472	38,428	—	38,428	—
Subordinated debentures	39,694	35,308	—	35,308	—
Accrued interest payable	4,568	4,568	467	4,101	—
Derivative financial instruments	17,854	17,854	—	17,854	—

December 31, 2022
Assets
Cash and due from banks	$70,180	$70,180	$70,180	$—	$—
Interest bearing deposits	4,191	4,191	4,191	—	—
Securities available for sale	779,347	779,347	—	779,347	—
Federal Home Loan Bank and Federal
Reserve Bank Stock	17,653	NA	NA	NA	NA
Net loans and loans held for sale	3,459,802	3,185,518	20,367	26,518	3,138,633
Accrued interest receivable	16,513	16,513	1	6,503	10,009
Derivative financial instruments	39,747	39,747	—	39,747	—

Liabilities
Deposits with no stated maturity (1)	$3,798,848	$3,798,848	$3,798,848	$—	$—
Deposits with stated maturity (1)	580,221	573,739	—	573,739	—
Other borrowings	86,006	86,006	—	86,006	—
Subordinated debt	39,433	41,058	—	41,058	—
Subordinated debentures	39,660	38,982	—	38,982	—
Accrued interest payable	2,287	2,287	415	1,872	—
Derivative financial instruments	19,127	19,127	—	19,127	—

(1)
Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $630.111 million and $555.781 million at June 30, 2023 and December 31, 2022, respectively. Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $90.874 million and $46.794 million at June 30, 2023 and December 31, 2022, respectively.

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
13.    Contingencies

Pressures from various global and national macroeconomic conditions, including heightened inflation, rising interest rates, elevated energy prices, supply chain disruptions, concerns over the Russia-Ukraine war, and foreign currency exchange rate fluctuations continue to create significant economic uncertainty. The extent to which these pressures may impact our business, results of operations, asset valuations, financial condition, and customers will depend on future developments, which continue to be highly uncertain and difficult to predict. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, securities available for sale, securities held to maturity, loans, capitalized mortgage loan servicing rights or deferred tax assets.

We continue to closely monitor and analyze the higher risk segments within our portfolio, and senior management is cautiously optimistic that we are positioned to continue managing the impact of the varied set of risks and uncertainties currently impacting the global and U.S. economies. However, a high degree of uncertainty still exists with respect to the impact of these fluid macroeconomic conditions on the future performance of our loan portfolio and our financial results.
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
Visa Stock
We own 12,566 shares of VISA Class B common stock. At the present time, these shares can only be sold to other Class B shareholders. As a result, there has generally been limited transfer activity in private transactions between buyers and sellers. Given the limited activity that we have become aware of and the continuing uncertainty regarding the likelihood, ultimate timing and eventual exchange rate for Class B shares into Class A shares, we continue to carry these shares at zero, representing cost basis less impairment. However, given the current conversion ratio of 1.5902 Class A shares for every 1 Class B share and the closing price of VISA Class A shares on July 27, 2023 of $234.44 per share, our 12,566 Class B shares would have a current “value” of approximately $4.7 million. We continue to monitor Class B trading activity and the status of the resolution of certain litigation matters at VISA that would trigger the conversion of Class B common shares into Class A common shares, which would not have any trading restrictions.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
14.    Accumulated Other Comprehensive Income (Loss) (“AOCIL”)
A summary of changes in AOCIL follows:

	Unrealized Gains (Losses) on Securities AFS	Unrealized Losses on Securities Transferred to Securities HTM (1)	Dispropor- tionate Tax Effects from Securities AFS	Unrealized Losses on Derivative Instruments	Total
	(In thousands)
For the three months ended June 30,
2023
Balances at beginning of period	$(57,197)	$(17,551)	$(5,798)	$(265)	$(80,811)
Other comprehensive income (loss) before reclassifications	(498)	740	—	37	279
Amounts reclassified from AOCIL	—	—	—	22	22
Net current period other comprehensive income (loss)	(498)	740	—	59	301
Balances at end of period	$(57,695)	$(16,811)	$(5,798)	$(206)	$(80,510)

2022
Balances at beginning of period	$(48,616)	$—	$(5,798)	$—	$(54,414)
Other comprehensive loss before reclassifications	(10,447)	(19,870)	—	—	(30,317)
Amounts reclassified from AOCIL	(272)	—	—	—	(272)
Net current period other comprehensive loss	(10,719)	(19,870)	—	—	(30,589)
Balances at end of period	$(59,335)	$(19,870)	$(5,798)	$—	$(85,003)

For the six months ended June 30,
2023
Balances at beginning of period	$(68,742)	$(18,223)	$(5,798)	$—	$(92,763)
Other comprehensive income (loss) before reclassifications	10,872	1,412	—	(294)	11,990
Amounts reclassified from AOCIL	175	—	—	88	263
Net current period other comprehensive income (loss)	11,047	1,412	—	(206)	12,253
Balances at end of period	$(57,695)	$(16,811)	$(5,798)	$(206)	$(80,510)

2022
Balances at beginning of period	$6,299	$—	$(5,798)	$—	$501
Other comprehensive loss before reclassifications	(65,417)	(19,870)	—	—	(85,287)
Amounts reclassified from AOCIL	(217)	—	—	—	(217)
Net current period other comprehensive loss	(65,634)	(19,870)	—	—	(85,504)
Balances at end of period	$(59,335)	$(19,870)	$(5,798)	$—	$(85,003)
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
A summary of reclassifications out of each component of AOCIL for the three months ended June 30 follows:

AOCIL Component	Amount Reclassified From AOCIL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2023
Unrealized gains (losses) on securities available for sale
	$—	Net gains (losses) on securities available for sale
	—	Income tax expense
	$—	Reclassifications, net of tax

Unrealized losses on derivative instruments
	$27	Interest income
	5	Income tax expense
	$22	Reclassifications, net of tax

	$(22)	Total reclassifications for the period, net of tax

2022
Unrealized gains (losses) on securities available for sale
	$(345)	Net gains (losses) on securities available for sale
	(73)	Income tax expense
	$(272)	Reclassifications, net of tax

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
A summary of reclassifications out of each component of AOCIL for the six months ended June 30 follows:

AOCIL Component	Amount Reclassified From AOCIL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2023
Unrealized gains (losses) on securities available for sale
	$(222)	Net gains (losses) on securities available for sale
	(47)	Income tax expense
	$(175)	Reclassifications, net of tax

Unrealized losses on derivative instruments
	$111	Interest income
	23	Income tax expense
	$88	Reclassifications, net of tax

	$(263)	Total reclassifications for the period, net of tax

2022
Unrealized gains (losses) on securities available for sale
	$(275)	Net gains (losses) on securities available for sale
	(58)	Income tax expense
	$(217)	Reclassifications, net of tax

15.    Revenue from Contracts with Customers
We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. We derive the majority of our revenue from financial instruments and their related contractual rights and obligations which for the most part are excluded from the scope of this topic. These sources of revenue that are excluded from the scope of this topic include interest income, net gains on mortgage loans, net gains (losses) on securities AFS, mortgage loan servicing, net and bank owned life insurance and were approximately 86.8% and 83.4% of total revenues for the six month periods ending June 30, 2023 and 2022, respectively.
Material sources of revenue that are included in the scope of this topic include service charges on deposit accounts, other deposit related income, interchange income and investment and insurance commissions and are discussed in the following paragraphs. Generally these sources of revenue are earned at the time the service is delivered or over the course of a monthly period and do not result in any contract asset or liability balance at any given period end. As a result, there were no contract assets or liabilities recorded as of June 30, 2023 and December 31, 2022.
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
Net (gains) losses on other real estate and repossessed assets: We record a gain or loss from the sale of other real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. If we were to finance the sale of other real estate to the buyer, we would assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction is probable. Once these criteria are met, the other real estate asset would be derecognized and the gain or loss on sale would be recorded upon the transfer of control of the property to the buyer. There were no other real estate properties sold during the six month periods ending June 30, 2023 and 2022 that were financed by us.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Disaggregation of our revenue sources by attribute follows:

	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
Three months ending June 30, 2023	(In thousands)
Retail
Overdraft fees	$2,419	$—	$—	$—	$2,419
Account service charges	589	—	—	—	589
ATM fees	—	449	—	—	449
Other	—	262	—	—	262
Business
Overdraft fees	126	—	—	—	126
ATM fees	—	13	—	—	13
Other	—	112	—	—	112
Interchange income	—	—	3,355	—	3,355
Asset management revenue	—	—	—	459	459
Transaction based revenue	—	—	—	284	284

Total	$3,134	$836	$3,355	$743	$8,068

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$836
Investment and insurance commissions					743
Bank owned life insurance (1)					98
Other (1)					1,457
Total					$3,134
(1)Excluded from the scope of ASC Topic 606.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
Three months ending June 30, 2022	(In thousands)
Retail
Overdraft fees	$2,499	$—	$—	$—	$2,499
Account service charges	452	—	—	—	452
ATM fees	—	310	—	—	310
Other	—	237	—	—	237
Business
Overdraft fees	145	—	—	—	145
ATM fees	—	7	—	—	7
Other	—	71	—	—	71
Interchange income	—	—	3,422	—	3,422
Asset management revenue	—	—	—	453	453
Transaction based revenue	—	—	—	229	229

Total	$3,096	$625	$3,422	$682	$7,825

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$625
Investment and insurance commissions					682
Bank owned life insurance (1)					105
Other (1)					1,632
Total					$3,044
(1)Excluded from the scope of ASC Topic 606.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
Six months ending June 30, 2023	(In thousands)
Retail
Overdraft fees	$4,680	$—	$—	$—	$4,680
Account service charges	1,056	—	—	—	1,056
ATM fees	—	778	—	—	778
Other	—	509	—	—	509
Business
Overdraft fees	255	—	—	—	255
ATM fees	—	22	—	—	22
Other	—	203	—	—	203
Interchange income	—	—	6,560	—	6,560
Asset management revenue	—	—	—	901	901
Transaction based revenue	—	—	—	669	669

Total	$5,991	$1,512	$6,560	$1,570	$15,633

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$1,512
Investment and insurance commissions					1,570
Bank owned life insurance (1)					209
Other (1)					2,572
Total					$5,863
(1)Excluded from the scope of ASC Topic 606.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
Six months ending June 30, 2022	(In thousands)
Retail
Overdraft fees	$5,005	$—	$—	$—	$5,005
Account service charges	773	—	—	—	773
ATM fees	—	587	—	—	587
Other	—	488	—	—	488
Business
Overdraft fees	275	—	—	—	275
ATM fees	—	14	—	—	14
Other	—	158	—	—	158
Interchange income	—	—	6,504	—	6,504
Asset management revenue	—	—	—	922	922
Transaction based revenue	—	—	—	498	498

Total	$6,053	$1,247	$6,504	$1,420	$15,224

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$1,247
Investment and insurance commissions					1,420
Bank owned life insurance (1)					243
Other (1)					2,497
Total					$5,407
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
Leases are classified as operating or finance leases at the lease commencement date (we did not have any finance leases as of June 30, 2023). Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. The ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of the lease payment over the lease term.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.
The cost components of our operating leases follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Operating lease cost	$359	$408	$721	$823
Variable lease cost	24	25	48	41
Short-term lease cost	24	19	46	37
Total	$407	$452	$815	$901
Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities.
Supplemental balance sheet information related to our operating leases follows:

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Lease right of use asset (1)	$4,895	$5,544
Lease liabilities (2)	$5,081	$5,769

Weighted average remaining lease term (years)	5.65	5.86
Weighted average discount rate	2.4%	2.4%
(1)Included in Accrued income and other assets in our Condensed Consolidated Statements of Financial Condition.
(2)Included in Accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition.
Maturity analysis of our lease liabilities at June 30, 2023 based on required contractual payments follows:

(In thousands)

Six months ending December 31, 2023	$712
2024	1,063
2025	994
2026	820
2027	630
2028 and thereafter	1,197
Total lease payments	5,416
Less imputed interest	(335)
Total	$5,081

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
Pressures from various global and national macroeconomic conditions, including heightened inflation, rising interest rates, elevated energy prices, supply chain disruptions, concerns over the Russia-Ukraine war, and foreign currency exchange rate fluctuations continue to create significant economic uncertainty. The extent to which these pressures may impact our business, results of operations, asset valuations, financial condition, and customers will depend on future developments, which continue to be highly uncertain and difficult to predict. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, securities available for sale ("AFS"), securities held to maturity ("HTM"), loans, capitalized mortgage loan servicing rights or deferred tax assets.

It is against this backdrop that we discuss our results of operations and financial condition for the second quarter of 2023 as compared to earlier periods.
RESULTS OF OPERATIONS
Summary. We recorded net income of $14.8 million and $13.0 million during the three months ended June 30, 2023 and 2022, respectively. The increase in 2023 second quarter results as compared to 2022 is primarily due to increases in net-interest income and non-interest income and a decrease in non-interest expense that were partially offset by an increase in the provision for credit losses and income tax expense.
We recorded net income of $27.8 million and $31.0 million during the six months ended June 30, 2023 and 2022, respectively. The decrease in 2023 year-to-date results as compared to 2022 is primarily due to an increase in the provision for credit losses and a decrease in non-interest income that was partially offset by an increase in net-interest income and decreases in non-interest expense and income tax expense.

Index
Key performance ratios

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income (annualized) to
Average assets	1.18%	1.10%	1.12%	1.32%
Average shareholders’ equity	16.29%	15.68%	15.54%	17.63%

Net income per common share
Basic	$0.70	$0.62	$1.32	$1.47
Diluted	0.70	0.61	1.31	1.45

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
Our net interest income totaled $38.4 million during the second quarter of 2023, an increase of $2.3 million, or 6.3% from the year-ago period. This increase primarily reflects a $269.6 million increase in average interest-earning assets while our tax equivalent net interest income as a percent of average interest-earning assets remained unchanged (the “net interest margin”).
For the first six months of 2023, net interest income totaled $76.8 million, an increase of $7.7 million, or 11.2% from 2022. This increase primarily reflects a $237.0 million increase in average interest-earning assets and a 16 basis point increase in our net interest margin.
The increase in average interest-earning assets in 2023 as compared to 2022 primarily reflects growth in commercial, mortgage and installment loans funded from an increase in deposits.
Our net interest margin was unchanged during the most recent three month period as a 144 basis point increase in interest income as a percent of average interest-earning assets was offset by a like increase in the cost of funding liabilities. These increases are primarily attributed to the 475 basis point increase in the federal funds rate since May of 2022. Despite the fact that our net interest margin has been consistent year over year, it has been negatively impacted by changes in funding mix (such as shifting from non-interest bearing deposits to interest-bearing deposits and an increase in time deposits) as well as higher deposit pricing sensitivity to the increases in interest rates discussed above. This change in funding mix and pricing is expected to continue to have an impact on our net interest margin during 2023. See Asset/liability management.
Our net interest income is also impacted by our level of non-accrual loans. In the second quarter and first six months of 2023, non-accrual loans averaged $3.9 million and $3.8 million, respectively. In the second quarter and first six months of 2022, non-accrual loans averaged $4.9 million and $5.0 million, respectively. In addition, in the second quarter and first six months of 2023 we had net recoveries of $0.3 million and $0.4 million, respectively of unpaid interest on loans placed on or taken off non-accrual or on loans previously charged-off compared to net recoveries of $0.2 million and $0.4 million, respectively, during the same periods in 2022.

Index
Average Balances and Tax Equivalent Rates

	Three Months Ended June 30,
	2023			2022
	Average Balance	Interest	Rate (2)	Average Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$3,561,333	$47,617	5.36%	$3,137,369	$31,383	4.01%
Tax-exempt loans (1)	6,587	78	4.75	7,726	90	4.67
Taxable securities	789,078	5,919	3.00	966,146	4,950	2.05
Tax-exempt securities (1)	322,592	3,690	4.58	346,788	2,208	2.55
Interest bearing cash	66,023	837	5.08	18,032	29	0.65
Other investments	17,682	230	5.22	17,653	185	4.20
Interest Earning Assets	4,763,295	58,371	4.91	4,493,714	38,845	3.47
Cash and due from banks	55,945			58,497
Other assets, net	225,506			206,749
Total Assets	$5,044,746			$4,758,960

Liabilities
Savings and interest-bearing checking	$2,519,009	10,515	1.67	$2,534,242	788	0.12
Time deposits	761,705	6,946	3.66	354,209	428	0.48
Other borrowings	134,907	2,137	6.35	116,652	1,087	3.74
Interest Bearing Liabilities	3,415,621	19,598	2.30	3,005,103	2,303	0.31
Non-interest bearing deposits	1,167,129			1,332,596
Other liabilities	97,853			88,651
Shareholders’ equity	364,143			332,610

Total liabilities and shareholders’ equity	$5,044,746			$4,758,960

Net Interest Income		$38,773			$36,542

Net Interest Income as a Percent of Average Interest Earning Assets			3.26%			3.26%
_________________________________
(1)Interest on tax-exempt loans and securities available for sale is presented on a fully tax equivalent basis assuming a marginal tax rate of 21%.
(2)Annualized

Index
Average Balances and Tax Equivalent Rates

	Six Months Ended June 30,
	2023			2022
	Average Balance	Interest	Rate	Average Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$3,524,639	$91,851	5.24%	$3,054,925	$59,723	3.93%
Tax-exempt loans (1)	6,608	154	4.70	8,127	189	4.69
Taxable securities	805,733	11,803	2.93	1,022,884	9,502	1.86
Tax-exempt securities (1)	323,045	7,196	4.46	336,935	4,223	2.51
Interest bearing cash	52,531	1,301	4.99	52,483	66	0.25
Other investments	17,668	441	5.03	17,884	365	4.12
Interest Earning Assets	4,730,224	112,746	4.79	4,493,238	74,068	3.31
Cash and due from banks	58,182			58,586
Other assets, net	228,342			188,381
Total Assets	$5,016,748			$4,740,205

Liabilities
Savings and interest-bearing checking	$2,526,982	19,372	1.55	$2,518,714	1,429	0.11
Time deposits	709,983	11,849	3.37	346,326	554	0.32
Other borrowings	123,585	3,872	6.32	112,831	2,060	3.68
Interest Bearing Liabilities	3,360,550	35,093	2.11	2,977,871	4,043	0.27
Non-interest bearing deposits	1,195,593			1,324,922
Other liabilities	100,152			83,222
Shareholders’ equity	360,453			354,190

Total liabilities and shareholders’ equity	$5,016,748			$4,740,205

Net Interest Income		$77,653			$70,025

Net Interest Income as a Percent of Average Interest Earning Assets			3.29%			3.13%

_________________________________
(1)Interest on tax-exempt loans and securities available for sale is presented on a fully tax equivalent basis assuming a marginal tax rate of 21%.
(2)Annualized

Index
Reconciliation of Non-GAAP Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Net Interest Margin, Fully Taxable Equivalent ("FTE")

Net interest income	$38,350	$36,061	$76,791	$69,062
Add: taxable equivalent adjustment	423	481	862	963
Net interest income - taxable equivalent	$38,773	$36,542	$77,653	$70,025
Net interest margin (GAAP) (1)	3.23%	3.21%	3.26%	3.09%
Net interest margin (FTE) (1)	3.26%	3.26%	3.29%	3.13%
(1)Annualized.
Provision for credit losses. The provision for credit losses was an expense of $3.3 million and an expense of $2.4 million for the three months ended June 30, 2023 and 2022, respectively. During the six-month periods ended June 30, 2023 and 2022, the provision for credit losses was an expense of $5.5 million and an expense of $0.8 million, respectively. The provision on loans reflects our assessment of the allowance for credit losses (the “ACL”) on loans taking into consideration factors such as loan growth, loan mix, levels of non-performing and classified loans, economic conditions and loan net charge-offs. While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors. See “Portfolio Loans and asset quality” for a discussion of the various components of the ACL on loans and their impact on the provision for credit losses on loans in 2023. The increase in the provision for credit losses on loans from the prior year period is primarily due to an increase in specific reserve on one commercial credit as well as increases in the pooled loan reserve and subjective loan allocations.
The year-to-date increase in the provision for credit losses in 2023 compared to 2022, was primarily the result of a combination of increases in net commercial specific allocations, pooled loan reserve and subjective loan allocations due to loan growth. The provision for credit losses on securities HTM in 2023 was an expense of $2.99 million as the result of a loss incurred on a $3.0 million corporate security (Signature Bank) that defaulted during the first quarter. This security was fully charged off during the first quarter of 2023.
Non-interest income. Non-interest income is a significant element in assessing our results of operations. Non-interest income totaled $15.4 million during the second quarter of 2023 compared to $14.6 million in the second quarter of 2022. For the first six months of 2023, non-interest income totaled $26.0 million compared to $33.6 million for the first six months of 2022.

Index
The components of non-interest income are as follows:
Non-Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Interchange income	$3,355	$3,422	$6,560	$6,504
Service charges on deposit accounts	3,134	3,096	5,991	6,053
Net gains on assets
Mortgage loans	2,120	1,253	3,376	2,088
Securities	—	(345)	(222)	(275)
Mortgage loan servicing, net	3,674	4,162	4,400	13,803
Investment and insurance commissions	744	682	1,571	1,420
Bank owned life insurance	98	105	209	243
Other	2,292	2,257	4,083	3,744
Total non-interest income	$15,417	$14,632	$25,968	$33,580
As reflected in the table below, the sale of mortgage loans dropped significantly on a quarterly basis in 2023 compared to 2022. Mortgage loan activity is summarized as follows:
Mortgage Loan Activity

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Mortgage loans originated	$160,515	$317,683	$273,536	$587,877
Mortgage loans sold	99,025	142,977	205,871	364,702
Net gains on mortgage loans	2,120	1,253	3,376	2,088
Net gains as a percent of mortgage loans sold ("Loan Sales Margin")	2.14%	0.88%	1.64%	0.57%
Fair value adjustments included in the Loan Sales Margin	1.03	(0.27)	1.12	(1.24)
Mortgage loans originated decreased in 2023 as compared to 2022 due primarily to a decrease in mortgage loan refinance volumes. Mortgage loan refinance volumes declined in 2023 as compared to 2022 as higher mortgage loan interest rates in 2023 reduced this activity. Mortgage loans sold decreased in 2023 as compared to 2022 due primarily to lower loan origination volume. Net gains on mortgage loans increased in 2023 as compared to 2022 primarily due to an increase in the Loan Sales Margin as discussed below.
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
Net gains on mortgage loans totaled $2.1 million and $1.3 million during the second quarters of 2023 and 2022, respectively. For the first six months of 2023 and 2022, net gains on mortgage loans totaled $3.4 million and $2.1 million, respectively. The increase from the prior year quarter, despite a decrease in mortgage loans sold, was primarily due to the impact of fair value adjustments on certain unhedged construction loans during the first half of 2022 as a result of the significant increase in interest rates during that period. During the the first half of 2023, interest rates were less volatile and these construction loans were fully hedged.

Index
We recorded a net loss of $0.2 million and a net loss $0.3 million on securities AFS for the first six months of 2023 and 2022, respectively. We recorded no credit related charges in either 2023 or 2022 on securities AFS. See “Securities” below and note #3 to the Condensed Consolidated Financial Statements.
Mortgage loan servicing, net, generated income of $3.7 million and $4.2 million in the second quarters of 2023 and 2022, respectively. For the first six months of 2023 and 2022, mortgage loan servicing, net, generated income of $4.4 million and $13.8 million, respectively. The significant variances in mortgage loan servicing, net are primarily due to changes in the fair value of capitalized mortgage loan servicing rights associated with changes in interest rates and the associated expected future prepayment levels and expected float rates.
Mortgage loan servicing, net activity is summarized in the following table:
Mortgage Servicing Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Mortgage loan servicing, net:	(In thousands)
Revenue, net	$2,193	$2,124	$4,415	$4,207
Fair value change due to price	$2,443	$3,120	$1,808	$11,572
Fair value change due to pay-downs	$(962)	$(1,082)	$(1,823)	$(1,976)
Total	$3,674	$4,162	$4,400	$13,803

Activity related to capitalized mortgage loan servicing rights is as follows:
Capitalized Mortgage Loan Servicing Rights

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(In thousands)
Balance at beginning of period	$41,923	$35,933	$42,489	$26,232
Originated servicing rights capitalized	1,023	1,506	1,953	3,649
Change in fair value	1,481	2,038	(15)	9,596
Balance at end of period	$44,427	$39,477	$44,427	$39,477
At June 30, 2023 we were servicing approximately $3.53 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 3.73% and a weighted average service fee of approximately 25.6 basis points. Capitalized mortgage loan servicing rights at June 30, 2023 totaled $44.4 million, representing approximately 125.9 basis points on the related amount of mortgage loans serviced for others.
Investment and insurance commissions represent revenues generated on the sale or management of investments and insurance for our customers. These increased on both a quarterly and year-to-date basis in 2023 as compared to 2022, primarily due to growth in assets under management and in annuity sales (reflecting customers seeking alternatives to traditional fixed income products such as time deposits given the prolonged low interest rate environment).
Other non-interest income increased on a comparative quarterly and year to date basis in 2023 as compared to 2022 due primarily to an increase in swap fee income.
Non-interest expense. Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure.
Non-interest expense decreased by $0.2 million to $32.2 million and decreased by $0.7 million to $63.2 million during the three- and six-month periods ended June 30, 2023, respectively, compared to the same periods in 2022.

Index
The components of non-interest expense are as follows:
Non-Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Compensation	$13,523	$12,533	$26,792	$24,968
Performance-based compensation	3,220	3,776	5,465	7,438
Payroll taxes and employee benefits	3,859	3,573	7,684	7,606
Compensation and employee benefits	20,602	19,882	39,941	40,012
Data processing	2,891	2,644	5,882	4,860
Occupancy, net	1,845	2,077	4,004	4,620
Interchange expense	1,054	1,262	2,103	2,273
Furniture, fixtures and equipment	929	1,042	1,855	2,087
FDIC deposit insurance	749	457	1,532	979
Communications	635	762	1,303	1,519
Loan and collection	620	647	1,198	1,206
Legal and professional	473	479	1,080	972
Advertising	431	560	926	1,240
Amortization of intangible assets	137	233	274	465
Supplies	122	161	228	284
Correspondent bank service fees	59	80	122	157
Net gains on other real estate and repossessed assets	63	(141)	17	(196)
Provision for loss reimbursement on sold loans	4	12	14	45
Costs related to unfunded lending commitments	100	649	(375)	294
Other	1,534	1,628	3,101	3,067
Total non-interest expense	$32,248	$32,434	$63,205	$63,884
Compensation and employee benefits expenses, in total, increased $0.7 million on a quarterly comparative basis and decreased $0.1 million for the first six months of 2023 compared to the same periods in 2022.
Compensation expense increased by $1.0 million and $1.8 million in the second quarter and first six months of 2023, respectively, compared to the same periods in 2022. These comparative increases in 2023 were primarily due to salary increases that were predominantly effective on January 1, 2023, and a decreased level of compensation that was deferred as direct origination costs due to lower mortgage loan origination volume.
Performance-based compensation decreased by $0.6 million and $2.0 million in the second quarter and first six months of 2023, respectively, compared to the same periods in 2022. The decrease is primarily due to lower expected incentive compensation payout for salaried and hourly employees and a decrease in mortgage lending related incentives attributed to the decline in mortgage lending
Data processing expense increased by $0.2 million and $1.0 million in the second quarter and first six months of 2023, respectively, compared to the same prior year periods due primarily to core data processor annual asset growth and CPI related cost increases and lower net mortgage processing related cost deferrals due to lower mortgage loan volume as well as the prior year to date period including a credit from our core data processor related to certain expenses that had been previously paid and expensed.
Occupancy, net expense decreased by $0.2 million and $0.6 million in the second quarter and first six months of 2023, respectively, compared to the same prior year periods due in part to lower number of properties being maintained due in part to branch and office closures as well as lower seasonal related maintenance costs.

Index
FDIC deposit insurance expense increased by $0.3 million and $0.6 million in the second quarter and first six months of 2023, respectively, compared to the same prior year periods due primarily to the two basis point increase in the insurance assessment rate that was effective on January 1, 2023.
Costs (recoveries) related to unfunded lending commitments decreased by $0.5 million and $0.7 million in the second quarter and first six months of 2023, respectively, compared to the same prior year periods due primarily to a decrease in loss rates applied to lending commitments.
Income tax expense. We recorded an income tax expense of $3.4 million and $6.3 million in the second quarter and the first six months of 2023, respectively. This compares to an income tax expense of $2.9 million and $7.0 million in the second quarter and the first six months of 2022, respectively. The changes in expense for the first six months of 2023 compared to the same period in 2022 is primarily due to changes in pretax income.
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
We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. The ultimate realization of this asset is primarily based on generating future income. We concluded at June 30, 2023 and 2022 and at December 31, 2022, that the realization of substantially all of our deferred tax assets continues to be more likely than not.
FINANCIAL CONDITION
Summary. Our total assets increased by $135.8 million during the first six months of 2023. Loans, excluding loans held for sale, were $3.63 billion at June 30, 2023, compared to $3.47 billion at December 31, 2022. Commercial loans, mortgage loans and installment loans each increased during the first six months of 2023. (See “Portfolio Loans and asset quality.”)
Deposits totaled $4.49 billion at June 30, 2023, an increase of $108.6 million from December 31, 2022. The increase in deposits from December 31, 2022, is due in part to the seasonal cash management needs of our business and municipal customers, new business customers and our increased use of brokered deposits.
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
On April 1, 2022, we transferred certain securities AFS with an amortized cost and unrealized loss at the date of transfer of $418.1 million and $26.5 million, respectively to securities HTM. The transfer was made at fair value, with the unrealized loss becoming part of the purchase discount which will be accreted over the remaining life of the securities. The other comprehensive loss component is separated from the remaining available for sale securities and is accreted over the remaining life of the securities transferred. Based upon our liquidity and capital resources (as explained in more detail below under "Liquidity and capital resources"), we believe that we have the ability and intent to hold these securities until they mature, at which time we would receive full value for these securities.

Index
Securities Available for Sale

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Securities available for sale	(In thousands)
June 30, 2023	$804,808	$514	$73,545	$731,777
December 31, 2022	866,363	329	87,345	779,347
Securities Held to Maturity

	Carrying Value	Transferred Unrealized Loss (1)	ACL	Amortized Cost	Unrealized		Fair Value
					Gains	Losses
	(In thousands)
Securities held to maturity
June 30, 2023	$360,926	$21,280	$160	$382,366	$39	$60,545	$321,860
December 31, 2022	374,818	23,066	168	398,052	11	62,645	335,418
(1)Represents the remaining unrealized loss to be accreted on securities that were transferred from AFS to HTM on April 1, 2022.
Securities AFS in unrealized loss positions are evaluated quarterly for impairment related to credit losses. For securities AFS in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities AFS that do not meet this criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, adverse conditions specifically related to the security and the issuer and the impact of changes in market interest rates on the market value of the security, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss), net of applicable taxes. No ACL for securities AFS was needed at June 30, 2023. The decrease in unrealized losses during the first six months of 2023 is attributed to pay downs of security balances, improvements in pricing metrics of securities issued by states and political subdivisions and par reversion. See note #3 to the Condensed Consolidated Financial Statements included within this report for further discussion.
For securities HTM an ACL is maintained at a level which represents our best estimate of expected credit losses. This ACL is a contra asset valuation account that is deducted from the carrying amount of securities HTM to present the net amount expected to be collected. Securities HTM are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in our Condensed Consolidated Statements of Operations in provision for credit loss. We measure expected credit losses on securities HTM on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Government-sponsored agency and mortgage-backed securities (residential and commercial), all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to obligations of states and political subdivisions, private label-mortgage-backed, corporate and trust preferred securities HTM, we consider (1) issuer bond ratings, (2) long-term historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. During the first quarter of 2023, one corporate security (Signature Bank) defaulted resulting in a $3.0 million provision for credit losses and a corresponding full charge-off during that period. Despite this lone security loss, the long-term historical loss rates associated with securities having similar grades as those in our portfolio have been insignificant. See note #3 to the Condensed Consolidated Financial Statements included within this report for further discussion.

Index
Sales of securities were as follows (See “Non-interest income.”):
Sales of Securities

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(In thousands)
Proceeds	$—	$66,128	$278	$70,523
Gross gains	—	94	—	164
Gross losses	—	439	222	439
Net gains (losses)	$—	$(345)	$(222)	$(275)
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
We generally retain loans that may be profitably funded within established risk parameters. (See “Asset/liability management.”) As a result, we may hold adjustable-rate and fixed rate jumbo mortgage loans as Portfolio Loans, while 15- and 30-year fixed-rate non-jumbo mortgage loans are generally sold to mitigate exposure to changes in interest rates. (See “Non-interest income.”) The retention of newly originated fixed rate jumbo mortgage loans has declined relative to the prior year as the growth in mortgage loans during the first six months of 2023 has primarily been attributed to the origination of adjustable-rate mortgage loans as well as the continued advances on legacy fixed rate construction mortgage loans. (See “Asset/liability management.”).
A summary of our Portfolio Loans follows:

	June 30, 2023	December 31, 2022
	(In thousands)
Real estate(1)
Residential first mortgages	$1,185,873	$1,081,359
Residential home equity and other junior mortgages	152,218	138,944
Construction and land development	254,948	319,157
Other(2)	954,350	874,019
Consumer	645,340	624,047
Commercial	433,763	423,055
Agricultural	4,622	4,771
Total loans	$3,631,114	$3,465,352
_________________________________
(1)Includes both residential and non-residential commercial loans secured by real estate.
(2)Includes loans secured by multi-family residential and non-farm, non-residential property.

Index
Non-performing assets

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Non-accrual loans	$6,876	$5,381
Loans 90 days or more past due and still accruing interest	—	—
Subtotal	6,876	5,381
Less: Government guaranteed loans	2,882	1,660
Total non-performing loans	3,994	3,721
Other real estate and repossessed assets	658	455
Total non-performing assets	$4,652	$4,176

As a percent of Portfolio Loans
Non-performing loans	0.11%	0.11%
Allowance for credit losses	1.49	1.51
Non-performing assets to total assets	0.09	0.08
Allowance for credit losses as a percent of non-performing loans	1351.13%	1409.16
Non-performing loans have remained relatively stable since year-end 2022, reflecting generally improving economic conditions and our ongoing collection efforts. Our collection and resolution efforts have generally resulted in a positive trend in non-performing loans.
Other real estate and repossessed assets totaled $0.66 million and $0.46 million at June 30, 2023, and December 31, 2022, respectively.
We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.
The following tables reflect activity in our ACL on loans, securities and unfunded lending commitments as well as the allocation of our ACL on loans.
Allowance for credit losses on loans and unfunded lending commitments

	Six months ended June 30,
	2023			2022
	Loans	Securities	Unfunded Commitments	Loans	Securities	Unfunded Commitments
	(Dollars in thousands)
Balance at beginning of period	$52,435	$168	$5,080	$47,252	$—	$4,481
Additions (deductions)
Provision for credit losses	2,485	2,992	—	648	158	—
Recoveries credited to allowance	1,325	—	—	1,274	—	—
Assets charged against the allowance	(2,281)	(3,000)	—	(1,291)	—	—
Additions included in non-interest expense	—	—	(375)	—	—	294
Balance at end of period	$53,964	$160	$4,705	$47,883	$158	$4,775

Net loans charged (recovered) against the allowance to average Portfolio Loans	0.05%			0.00%

Index
Allocation of the Allowance for Credit Losses on Loans

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Specific allocations	$2,416	$2,078
Pooled analysis allocations	38,265	37,662
Additional allocations based on subjective factors	13,283	12,695
Total	$53,964	$52,435
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
The ACL increased $1.5 million to $54.0 million at June 30, 2023 from $52.4 million at December 31, 2022, and was equal to 1.49% and 1.51% of total Portfolio Loans at June 30, 2023, and December 31, 2022, respectively.
Since December 31, 2022, the ACL related to specific loans increased $0.3 million due primarily to one commercial loan addition in the second quarter that was partially offset by a partial charge-off of a different commercial loan during the first quarter. The ACL related to pooled analysis of loans increased $0.6 million due primarily to loan growth. The ACL related to subjective factors increased $0.6 million also reflecting loan growth.
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
Deposits totaled $4.49 billion and $4.38 billion at June 30, 2023, and December 31, 2022, respectively. The increase in deposits is primarily due to growth in reciprocal deposits, time deposits and brokered time deposits that were partially offset by decreases in non-interest bearing and savings and interest-bearing checking deposits. Reciprocal deposits totaled $721.0 million and $602.6 million at June 30, 2023 and December 31, 2022, respectively. These deposits represent demand, money market and time deposits from our customers that have been placed through IntraFi Network. This service allows our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.
We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be susceptible to outflow. Data relating to our our deposit portfolios (excluding brokered time) follows:

Index

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Uninsured deposits (1)	$918,461	$975,938
Uninsured deposits as a percentage of deposits	21.7%	23.4%
Average deposit account size	$19.26	$19.33
Balance of top 100 largest depositors	$808,980	$752,924
Balance of top 100 depositors as a percentage of deposits	19.1%	18.1%
(1) These amounts exclude intercompany related deposits of $52.0 million and $55.2 million, respectively. Uninsured deposits reported in our our CALL report at June 30, 2023 and December 31, 2022 totaled $970.4 million and $1,031.2 million, respectively.
We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.
Other borrowings, comprised primarily of FRB and FHLB borrowings, totaled $90.0 million and $86.0 million at June 30, 2023, and December 31, 2022, respectively.
As described above, we have utilized wholesale funding, including federal funds purchased, FHLB and FRB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At June 30, 2023, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $1.06 billion, or 23.2% of total funding (deposits and all borrowings, excluding subordinated debt and debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all. Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.
We historically employed derivative financial instruments to manage our exposure to changes in interest rates. During the first six months of 2023 and 2022, we entered into $57.4 million and $18.5 million (aggregate notional amounts), respectively, of interest rate swaps with commercial loan customers, which were offset with interest rate swaps that the Bank entered into with a broker-dealer. We recorded $1.0 million and $0.2 million of fee income related to these transactions during the first six months of 2023 and 2022, respectively. See note #6 to the Condensed Consolidated Financial Statements included within this report for more information on our derivative financial instruments.
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
Our primary sources of funds include our deposit base, secured advances from the FHLB and FRB, federal funds purchased borrowing facilities with other banks, and access to the capital markets (for Brokered CDs). At June 30, 2023, in addition to liquidity available from our normal operating, funding and investing activities we had unused credit lines with the FHLB and FRB of approximately $926.9 million and $476.5 million, respectively. We also had approximately $866.9 million in fair value of unpledged securities AFS and HTM at June 30, 2023, which could be pledged for an estimated additional borrowing capacity at the FHLB and FRB of approximately $800.1 million.
At June 30, 2023, we had $731.7 million of time deposits that mature in the next 12 months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $3.71 billion of our deposits at June 30, 2023, were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown

Index
or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.
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
We also believe that the available cash on hand at the parent company (including time deposits) of approximately $47.3 million as of June 30, 2023, provides sufficient liquidity resources at the parent company to meet operating expenses, to make interest payments on the subordinated debt and debentures, and, along with dividends from the Bank, to pay projected cash dividends on our common stock.
Effective management of capital resources is critical to our mission to create value for our shareholders. In addition to common stock, our capital structure also currently includes subordinated debt and cumulative trust preferred securities.
Capitalization

	June 30, 2023	December 31, 2022
	(In thousands)
Subordinated debt	$39,472	$39,433
Subordinated debentures	39,694	39,660
Amount not qualifying as regulatory capital	(696)	(657)
Amount qualifying as regulatory capital	78,470	78,436
Shareholders’ equity
Common stock	318,241	320,991
Retained earnings	137,431	119,368
Accumulated other comprehensive income (loss)	(80,510)	(92,763)
Total shareholders’ equity	375,162	347,596
Total capitalization	$453,632	$426,032
In May 2020, we issued $40.0 million of fixed to floating subordinated notes with a ten year maturity and a five year call option. The initial coupon rate is 5.95% fixed for five years and then floats at the Secured Overnight Financing Rate (“SOFR”) plus 5.825%. These notes are presented in the Condensed Consolidated Statement of Financial Condition under the caption “Subordinated debt” and the June 30, 2023, balance of $39.5 million is net of remaining unamortized deferred issuance costs of approximately $0.5 million that are being amortized through the maturity date into interest expense on other borrowings and subordinated debt and debentures in our Condensed Consolidated Statements of Operations.
We currently have four special purpose entities with $39.7 million of outstanding cumulative trust preferred securities as of June 30, 2023. These special purpose entities issued common securities and provided cash to our parent company that in turn issued subordinated debentures to these special purpose entities equal to the trust preferred securities and common securities. The subordinated debentures represent the sole asset of the special purpose entities. The common securities and subordinated debentures are included in our Condensed Consolidated Statements of Financial Condition.
The FRB has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at June 30, 2023, and December 31, 2022.

Index
Common shareholders’ equity increased to $375.2 million at June 30, 2023, from $347.6 million at December 31, 2022. The increase is primarily due to earnings retention as well as a $12.3 million decrease in accumulated other comprehensive loss related to unrealized losses on securities AFS that were partially offset by share repurchases. Our tangible common equity (“TCE”) totaled $344.6 million and $316.7 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 6.75% and 6.37% at June 30, 2023, and December 31, 2022, respectively. TCE and the ratio of TCE to tangible assets are non-GAAP measures. TCE represents total common equity less goodwill and other intangible assets.
In December 2022, our Board of Directors authorized a 2023 share repurchase plan. Under the terms of the 2023 share repurchase plan, we are authorized to buy back up to 1,100,000, or approximately 5% of our outstanding common stock. During the first six months of 2023 repurchases were made totaling 200,000 shares of common stock, for an aggregate purchase price of $3.3 million.
We pay a quarterly cash dividend on our common stock. These dividends totaled $0.46 per share and $0.44 per share in the first six months of 2023 and 2022, respectively. We generally favor a dividend payout ratio between 30% and 50% of net income.
As of June 30, 2023 and December 31, 2022, our Bank (and holding company) continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards (also see note #10 to the Condensed Consolidated Financial Statements included within this report).
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
We employ simulation analyses to monitor our interest-rate risk profile and evaluate potential changes in our net interest income and market value of portfolio equity that result from changes in interest rates. The purpose of these simulations is to identify sources of interest-rate risk. The simulations do not anticipate any actions that we might initiate in response to changes in interest rates and, accordingly, the simulations do not provide a reliable forecast of anticipated results. The simulations are predicated on immediate, permanent and parallel shifts in interest rates and generally assume that current loan and deposit pricing relationships remain constant. The simulations further incorporate assumptions relating to changes in customer behavior, including changes in prepayment rates on certain assets and liabilities. At June 30, 2023, both our interest rate risk profile as measured by our short term earnings simulation and our longer term interest rate risk measure based on changes in economic value indicates exposure to rising rates. These measures have increased modestly from December 31, 2022 as an adverse impact of changes in our deposit mix were largely offset by a favorable impact of additional hedging and term funding transactions. In addition, at June 30, 2023 our simulation base-rate scenario declined from December 31, 2022 due primarily to the changes in our funding mix and change in deposit pricing betas. We are carefully monitoring the change in our funding mix as well as the composition of our earning assets and the impact of potential future changes in interest rates on our changes in market value of portfolio equity and changes in net interest income. As a result, we may add some longer-term borrowings, may utilize derivatives (interest rate swaps and interest rate caps) to manage interest rate risk and may continue to sell some fixed rate jumbo and other portfolio mortgage loans in the future.

Index
CHANGES IN MARKET VALUE OF PORTFOLIO EQUITY AND NET INTEREST INCOME

Change in Interest Rates	Market Value of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change
	(Dollars in thousands)
June 30, 2023
200 basis point rise	$416,900	(18.95)%	$161,800	(2.12)%
100 basis point rise	465,800	(9.45)	164,100	(0.73)
Base-rate scenario	514,400	—	165,300	—
100 basis point decline	560,400	8.94	164,900	(0.24)
200 basis point decline	583,500	13.43	163,400	(1.15)

December 31, 2022
200 basis point rise	$457,800	(15.86)%	$165,800	(0.90)%
100 basis point rise	500,700	(7.98)	167,000	(0.18)
Base-rate scenario	544,100	—	167,300	—
100 basis point decline	586,400	7.77	166,600	(0.42)
200 basis point decline	608,800	11.89	164,000	(1.97)
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
Item 4.
CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures.
With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended June 30, 2023, have concluded that, as of such date, our disclosure controls and procedures were effective.
(b)Changes in Internal Controls.
During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of the Company's common stock in lieu of fees otherwise payable to the director for his or her service as a director. A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board. Pursuant to this Plan, during the second quarter of 2023, the Company issued 499 shares of common stock to non-employee directors on a current basis and 4,767 shares of common stock to the trust for distribution to directors on a deferred basis. These shares were issued on July 1, 2023 representing aggregate fees of $0.09 million. The shares on a current basis were issued at a price of $17.77 per share and the shares on a deferred basis were issued at a price of $15.99 per share, representing 90% of the fair value of the shares on the credit date. The price per share was the consolidated closing bid price per share of the Company's common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules. The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

Index
The following table shows certain information relating to repurchases of common stock for the three-months ended June 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
April 2023	587	$17.02	—	1,100,000
May 2023	186,316	16.32	184,505	915,495
June 2023	15,495	16.68	15,495	900,000
Total	202,398	$16.35	200,000	900,000
(1) April and May include 587 shares and 1,811 shares, respectively, withheld from the shares that would otherwise have been issued to certain officers in order to satisfy the the tax withholding obligations and stock option exercise price resulting from the exercise of stock options.
Item 5. Other Information
During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a "Rule 10b5-1 Trading Arrangement" or "Non-Rule 10b5‑1 Trading Arrangement," as each term is defined in Item 408(a) of Regulation S-K.
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

Date	August 4, 2023	By	/s/ Gavin A. Mohr
Gavin A. Mohr, Principal Financial Officer

Date	August 4, 2023	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer