Form 10-Q
period 2023-09-30
INDEPENDENT BANK CORP /MI/
filed 2023-11-03
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.
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
YES ☐ NO ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, no par value, 20,840,318 as of November 2, 2023.

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

Index

Part I - Item 1.	INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	September 30, 2023	December 31, 2022
	(Unaudited)
	(In thousands, except share amounts)
Assets
Cash and due from banks	$58,567	$70,180
Interest bearing deposits	68,894	4,191
Cash and Cash Equivalents	127,461	74,371
Securities available for sale	684,641	779,347
Securities held to maturity (fair value of $309,199 at September 30, 2023 and $335,418 at December 31, 2022 )	358,899	374,818
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	16,821	17,653
Loans held for sale, carried at fair value	13,979	26,518
Loans held for sale, carried at lower of cost or fair value	—	20,367
Loans
Commercial	1,626,122	1,466,853
Mortgage	1,475,908	1,368,409
Installment	639,456	630,090
Total Loans	3,741,486	3,465,352
Allowance for credit losses	(55,495)	(52,435)
Net Loans	3,685,991	3,412,917
Other real estate and repossessed assets, net	443	455
Property and equipment, net	35,346	35,893
Bank-owned life insurance	54,631	55,204
Capitalized mortgage loan servicing rights, carried at fair value	46,057	42,489
Other intangibles	2,141	2,551
Goodwill	28,300	28,300
Accrued income and other assets	145,308	128,904
Total Assets	$5,200,018	$4,999,787

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$1,141,641	$1,269,759
Savings and interest-bearing checking	1,929,947	1,973,308
Reciprocal	799,883	602,575
Time	477,928	321,492
Brokered time	236,213	211,935
Total Deposits	4,585,612	4,379,069
Other borrowings	50,014	86,006
Subordinated debt	39,491	39,433
Subordinated debentures	39,711	39,660
Accrued expenses and other liabilities	110,192	108,023
Total Liabilities	4,825,020	4,652,191
Commitments and contingent liabilities
Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 20,850,455 shares at September 30, 2023 and 21,063,971 shares at December 31, 2022	317,145	320,991
Retained earnings	150,157	119,368
Accumulated other comprehensive loss	(92,304)	(92,763)
Total Shareholders’ Equity	374,998	347,596
Total Liabilities and Shareholders’ Equity	$5,200,018	$4,999,787
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
	(In thousands, except per share amounts)
Interest Income
Interest and fees on loans	$51,419	$37,092	$143,392	$96,964
Interest on securities
Taxable	5,865	5,329	17,668	14,831
Tax-exempt	3,409	2,284	9,775	5,584
Other investments	1,739	220	3,481	651
Total Interest Income	62,432	44,925	174,316	118,030
Interest Expense
Deposits	20,743	3,625	51,964	5,608
Other borrowings and subordinated debt and debentures	2,262	1,403	6,134	3,463
Total Interest Expense	23,005	5,028	58,098	9,071
Net Interest Income	39,427	39,897	116,218	108,959
Provision for credit losses	1,350	3,145	6,827	3,951
Net Interest Income After Provision for Credit Losses	38,077	36,752	109,391	105,008
Non-interest Income
Interchange income	4,100	4,049	10,660	10,553
Service charges on deposit accounts	3,309	3,082	9,300	9,135
Net gains (losses) on assets
Mortgage loans	2,099	2,857	5,475	4,945
Securities available for sale	—	—	(222)	(275)
Mortgage loan servicing, net	2,668	4,283	7,068	18,086
Other	3,435	2,590	9,298	7,997
Total Non-interest Income	15,611	16,861	41,579	50,441
Non-interest Expense
Compensation and employee benefits	19,975	20,601	59,916	60,613
Data processing	3,071	2,653	8,953	7,513
Occupancy, net	1,971	2,062	5,975	6,682
Interchange expense	1,119	927	3,222	3,200
Furniture, fixtures and equipment	927	987	2,782	3,074
FDIC deposit insurance	677	591	2,209	1,570
Communications	568	723	1,871	2,242
Loan and collection	520	772	1,718	1,978
Legal and professional	543	573	1,623	1,545
Advertising	360	345	1,286	1,585
Costs (recoveries) related to unfunded lending commitments	451	382	76	676
Other	1,854	1,750	5,610	5,572
Total Non-interest Expense	32,036	32,366	95,241	96,250
Income Before Income Tax	21,652	21,247	55,729	59,199
Income tax expense	4,109	3,950	10,405	10,934
Net Income	$17,543	$17,297	$45,324	$48,265
Net Income Per Common Share
Basic	$0.84	$0.82	$2.16	$2.29
Diluted	$0.83	$0.81	$2.14	$2.27
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(Unaudited - In thousands)

Net income	$17,543	$17,297	$45,324	$48,265
Other comprehensive income (loss)
Securities available for sale
Unrealized losses arising during period	(15,355)	(16,320)	(1,592)	(99,678)
Net unrealized loss at time of transfer on securities available for sale transferred to held to maturity	—	—	—	(26,479)
Accretion of net unrealized losses on securities transferred to held to maturity	881	1,079	2,667	2,407
Reclassification adjustments for losses included in earnings	—	—	222	275
Unrealized gains (losses) recognized in other comprehensive income (loss) on securities available for sale	(14,474)	(15,241)	1,297	(123,475)
Income tax expense (benefit)	(3,040)	(3,199)	272	(25,929)
Unrealized gains (losses) recognized in other comprehensive income (loss) on securities available for sale, net of tax	(11,434)	(12,042)	1,025	(97,546)
Derivative instruments
Unrealized losses arising during period	(527)	—	(940)	—
Reclassification adjustment for expense recognized in earnings	72	—	224	—
Unrealized losses recognized in other comprehensive income (loss) on derivative instruments	(455)	—	(716)	—
Income tax benefit	(95)	—	(150)	—
Unrealized losses recognized in other comprehensive income (loss) on derivative instruments, net of tax	(360)	—	(566)	—
Other comprehensive income (loss)	(11,794)	(12,042)	459	(97,546)
Comprehensive income (loss)	$5,749	$5,255	$45,783	$(49,281)
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2023	2022
	(Unaudited - In thousands)
Net Income	$45,324	$48,265
Adjustments to Reconcile Net Income to Net Cash From Operating Activities
Proceeds from sales of loans held for sale	273,766	432,185
Disbursements for loans held for sale	(255,601)	(381,421)
Provision for credit losses	6,827	3,951
Deferred income tax expense	821	1,922
Net deferred loan fees (costs)	285	(4,899)
Net depreciation, amortization of intangible assets and premiums and accretion of discounts on securities and loans	7,478	8,340
Net gains on mortgage loans	(5,475)	(4,945)
Net losses on securities available for sale	222	275
Share based compensation	1,670	1,589
Increase in accrued income and other assets	(14,642)	(19,039)
Increase (decrease) in accrued expenses and other liabilities	(1,887)	7,582
Total Adjustments	13,464	45,540
Net Cash From Operating Activities	58,788	93,805
Cash Flow Used in Investing Activities
Proceeds from the sale of securities available for sale	278	70,523
Proceeds from maturities, prepayments and calls of securities available for sale	89,315	137,605
Proceeds from maturities, prepayments and calls of securities held to maturity	16,745	16,579
Purchases of securities held to maturity	(1,740)	(2,658)
Purchases of securities available for sale	—	(137,550)
Purchases of Federal Home Loan Bank stock	(478)	—
Proceeds from the redemption of Federal Home Loan Bank stock	1,310	774
Net increase in portfolio loans (loans originated, net of principal payments)	(311,733)	(521,282)
Proceeds from the sale of portfolio loans	51,481	56,449
Proceeds from bank-owned life insurance	905	433
Proceeds from the sale of other real estate and repossessed assets	598	735
Proceeds from the sale of property and equipment	1,632	1,563
Capital expenditures	(4,511)	(3,969)
Net Cash Used in Investing Activities	(156,198)	(380,798)
Cash Flow From Financing Activities
Net increase in total deposits	206,543	209,938
Net increase (decrease) in other borrowings	(60,992)	36,698
Proceeds from Federal Home Loan Bank Advances	135,000	190,000
Payments of Federal Home Loan Bank Advances	(110,000)	(170,000)
Dividends paid	(14,535)	(13,931)
Proceeds from issuance of common stock	71	74
Repurchase of common stock	(4,963)	(4,010)
Share based compensation withholding obligation	(624)	(617)
Net Cash From Financing Activities	150,500	248,152
Net Increase (Decrease) in Cash and Cash Equivalents	53,090	(38,841)
Cash and Cash Equivalents at Beginning of Period	74,371	109,473
Cash and Cash Equivalents at End of Period	$127,461	$70,632
Cash paid during the period for
Interest	$53,936	$8,110
Income taxes	11,300	5,040
Transfers to other real estate and repossessed assets	604	624
Transfer of securities available for sale to held to maturity	—	391,618
Right of use assets obtained in exchange for lease obligations	1,146	791
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(Dollars in thousands, except per share amounts)
Balances at July 1, 2023	$318,241	$137,431	$(80,510)	$375,162
Net income, three months ended September 30, 2023	—	17,543	—	17,543
Cash dividends declared, $0.23 per share	—	(4,817)	—	(4,817)
Repurchase of 88,401 shares of common stock	(1,693)	—	—	(1,693)
Issuance of 0 shares of common stock	—	—	—	—
Share based compensation (issuance of 0 shares of common stock)	624	—	—	624
Share based compensation withholding obligation (withholding of 1,443 shares of common stock)	(27)	—	—	(27)
Other comprehensive loss	—	—	(11,794)	(11,794)
Balances at September 30, 2023	$317,145	$150,157	$(92,304)	$374,998

Balances at July 1, 2022	$319,885	$96,252	$(85,003)	$331,134
Net income, three months ended September 30, 2022	—	17,297	—	17,297
Cash dividends declared, $0.22 per share	—	(4,633)	—	(4,633)
Repurchase of 0 shares of common stock	—	—	—	—
Issuance of 17,900 shares of common stock	42	—	—	42
Share based compensation (issuance of zero shares of common stock)	535	—	—	535
Share based compensation withholding obligation (withholding of 1,666 shares of common stock)	(25)	—	—	(25)
Other comprehensive loss	—	—	(12,042)	(12,042)
Balances at September 30, 2022	$320,437	$108,916	$(97,045)	$332,308

Balances at January 1, 2023	$320,991	$119,368	$(92,763)	$347,596
Net income, nine months ended September 30, 2023	—	45,324	—	45,324
Cash dividends declared, $0.69 per share	—	(14,535)	—	(14,535)
Repurchase of 288,401 shares of common stock	(4,963)	—	—	(4,963)
Issuance of 23,000 shares of common stock	71	—	—	71
Share based compensation (issuance of 86,763 shares of common stock)	1,670	—	—	1,670
Share based compensation withholding obligation (withholding of 31,483 shares of common stock)	(624)	—	—	(624)
Other comprehensive income	—	—	459	459
Balances at September 30, 2023	$317,145	$150,157	$(92,304)	$374,998

Balances at January 1, 2022	$323,401	$74,582	$501	$398,484
Net income, nine months ended September 30, 2022	—	48,265	—	48,265
Cash dividends declared, $0.66 per share	—	(13,931)	—	(13,931)
Repurchase of 181,586 shares of common stock	(4,010)	—	—	(4,010)
Issuance of 39,532 shares of common stock	74	—	—	74
Share based compensation (issuance of 62,856 shares of common stock)	1,589	—	—	1,589
Share based compensation withholding obligation (withholding of 27,884 shares of common stock)	(617)	—	—	(617)
Other comprehensive loss	—	—	(97,546)	(97,546)
Balances at September 30, 2022	$320,437	$108,916	$(97,045)	$332,308
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
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of September 30, 2023 and December 31, 2022, and the results of operations for the three and nine-month periods ended September 30, 2023 and 2022. The results of operations for the three and nine-month periods ended September 30, 2023, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the prior period condensed consolidated financial statements to conform to the current period presentation. Our critical accounting policies include the determination of the allowance for credit losses (“ACL”) and the valuation of capitalized mortgage loan servicing rights. Refer to our 2022 Annual Report on Form 10-K for a disclosure of our accounting policies.
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
We had formed a cross-functional project team to lead the transition from LIBOR to a planned adoption of reference rates which included Secured Overnight Financing Rate (“SOFR”). We utilized the timeline guidance published by the Alternative Reference Rates Committee to develop and achieve internal milestones during the transitional period. We had discontinued the use of new LIBOR-based loans as of December 31, 2021, according to regulatory guidelines. We also discontinued the use of new LIBOR based interest rate derivatives as of December 31, 2021. The amended guidance under Topic 848 and our ability to elect its temporary optional expedients and exceptions are effective for us through December 31, 2024.
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

3.    Securities
Securities available for sale (“AFS”) consist of the following:

	Amortized Cost	Unrealized
		Gains	Losses	Fair Value
	(In thousands)
September 30, 2023
U.S. agency	$10,572	$5	$1,074	$9,503
U.S. agency residential mortgage-backed	92,717	1	12,036	80,682
U.S. agency commercial mortgage-backed	13,891	—	1,734	12,157
Private label mortgage-backed	95,160	248	8,746	86,662
Other asset backed	138,036	7	2,755	135,288
Obligations of states and political subdivisions	339,656	2	53,930	285,728
Corporate	82,013	—	8,335	73,678
Trust preferred	982	—	39	943
Total	$773,027	$263	$88,649	$684,641

December 31, 2022
U.S. agency	$13,191	$10	$1,100	$12,101
U.S. agency residential mortgage-backed	100,700	19	10,261	90,458
U.S. agency commercial mortgage-backed	15,047	—	1,594	13,453
Private label mortgage-backed	102,196	245	8,596	93,845
Other asset backed	200,755	—	6,030	194,725
Obligations of states and political subdivisions	346,187	55	50,565	295,677
Corporate	87,308	—	9,151	78,157
Trust preferred	979	—	48	931
Total	$866,363	$329	$87,345	$779,347

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Securities held to maturity (“HTM”) consist of the following:

	Carrying Value	Transferred Unrealized Loss (1)	ACL	Amortized Cost	Unrealized		Fair Value
					Gains	Losses
	(In thousands)
September 30, 2023
U.S. agency	$26,665	$1,689	$—	$28,354	$—	$5,871	$22,483
U.S. agency residential mortgage-backed	110,883	9,972	—	120,855	—	28,690	92,165
U.S. agency commercial mortgage-backed	4,537	176	—	4,713	—	560	4,153
Private label mortgage-backed	7,286	331	4	7,621	—	958	6,663
Obligations of states and political subdivisions	162,945	7,300	33	170,278	22	26,454	143,846
Corporate	45,636	882	114	46,632	19	7,762	38,889
Trust preferred	947	49	4	1,000	—	—	1,000
Total	$358,899	$20,399	$155	$379,453	$41	$70,295	$309,199

December 31, 2022
U.S. agency	$27,634	$1,839	$—	$29,473	$—	$5,066	$24,407
U.S. agency residential mortgage-backed	117,650	10,845	—	128,495	—	25,239	103,256
U.S. agency commercial mortgage-backed	4,798	228	—	5,026	—	596	4,430
Private label mortgage-backed	7,242	416	1	7,659	—	997	6,662
Obligations of states and political subdivisions	168,134	8,555	39	176,728	11	25,591	151,148
Corporate	48,418	1,130	123	49,671	—	5,156	44,515
Trust preferred	942	53	5	1,000	—	—	1,000
Total	$374,818	$23,066	$168	$398,052	$11	$62,645	$335,418
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our investments' gross unrealized losses and fair values for securities AFS aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2023
U.S. agency	$251	$—	$8,558	$1,074	$8,809	$1,074
U.S. agency residential mortgage-backed	1,481	16	78,989	12,020	80,470	12,036
U.S. agency commercial mortgage-backed	—	—	12,157	1,734	12,157	1,734
Private label mortgage-backed	2,933	222	83,029	8,524	85,962	8,746
Other asset backed	6,307	92	126,706	2,663	133,013	2,755
Obligations of states and political subdivisions	1,693	7	284,034	53,923	285,727	53,930
Corporate	—	—	73,678	8,335	73,678	8,335
Trust preferred	—	—	942	39	942	39
Total	$12,665	$337	$668,093	$88,312	$680,758	$88,649

December 31, 2022
U.S. agency	$8,244	$799	$2,587	$301	$10,831	$1,100
U.S. agency residential mortgage-backed	33,784	1,920	54,793	8,341	88,577	10,261
U.S. agency commercial mortgage-backed	1,609	73	11,844	1,521	13,453	1,594
Private label mortgage-backed	39,954	2,582	53,346	6,014	93,300	8,596
Other asset backed	110,859	2,657	83,802	3,373	194,661	6,030
Obligations of states and political subdivisions	56,455	10,216	231,705	40,349	288,160	50,565
Corporate	24,876	1,737	51,293	7,414	76,169	9,151
Trust preferred	—	—	931	48	931	48
Total	$275,781	$19,984	$490,301	$67,361	$766,082	$87,345
Securities AFS in unrealized loss positions are evaluated quarterly for impairment related to credit losses. For securities AFS in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities AFS that do not meet this criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, adverse conditions specifically related to the security and the issuer and the impact of changes in market interest rates on the market value of the security, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss), net of applicable taxes. No ACL for securities AFS was needed at September 30, 2023 and December 31, 2022. Accrued interest receivable on securities AFS totaled $4.2 million and $4.7 million at September 30, 2023 and December 31, 2022,

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
respectively, and is excluded from the estimate of credit losses and is included in accrued income and other assets in the Condensed Consolidated Statements of Financial Condition.
U.S. agency, U.S. agency residential mortgage-backed and U.S. agency commercial mortgage-backed securities — at September 30, 2023, we had 33 U.S. agency, 175 U.S. agency residential mortgage-backed and 12 U.S. agency commercial mortgage-backed securities whose fair value is less than amortized cost. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. The unrealized losses are largely attributed to widening spreads to Treasury bonds and/or an increase in interest rates since acquisition.
Private label mortgage backed, other asset backed and corporate securities — at September 30, 2023, we had 89 private label mortgage backed, 112 other asset backed, and 80 corporate securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and/or an increase in interest rates since acquisition.
Obligations of states and political subdivisions — at September 30, 2023, we had 334 municipal securities whose fair value is less than amortized cost. The unrealized losses are primarily due to an increase in interest rates since acquisition.
Trust preferred securities — at September 30, 2023, we had one trust preferred security whose fair value is less than amortized cost. This trust preferred security is a single issue security issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities has suffered from credit spread widening. This security is rated by a major rating agency as investment grade.
At September 30, 2023 management does not intend to liquidate any of the securities discussed above and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses.
We recorded no credit related charges in our Condensed Consolidated Statements of Operations related to securities AFS during the three and nine month periods ended September 30, 2023 and 2022, respectively.
The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of securities HTM to present the net amount expected to be collected. Securities HTM are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in our Condensed Consolidated Statements of Operations in provision for credit losses. We measure expected credit losses on securities HTM on a collective basis by major security type with each type sharing similar risk characteristics, and we consider historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Accrued interest receivable on securities HTM totaled $1.9 million and $1.8 million at September 30, 2023 and December 31, 2022, respectively and is excluded from the estimate of credit losses and is included in accrued income and other assets in the Condensed Consolidated Statements of Financial Condition. With regard to U.S. Government-sponsored agency and mortgage-backed securities (residential and commercial), all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to obligations of states and political subdivisions, private label-mortgage-backed, corporate and trust preferred securities HTM, we consider (1) issuer bond ratings, (2) long-term historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. During the first quarter of 2023, one corporate security (Signature Bank) defaulted resulting in a $3.0 million provision for credit losses and a corresponding full charge-off. Despite this lone security loss, the long-term historical loss rates associated with securities having similar grades as those in our portfolio have been insignificant. Furthermore, as of September 30, 2023 and December 31, 2022, there were no past due principal and interest payments associated with these securities. At those same dates an allowance for credit losses of $155,000 and $168,000, respectively was recorded on non U.S. agency securities HTM based on applying the long-term historical credit loss rate, as published by Moody’s, for similarly rated securities.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
On a quarterly basis, we monitor the credit quality of securities HTM through the use of credit ratings. The carrying value of securities HTM aggregated by credit quality follow:

	Private Label Mortgage- Backed	Obligations of States and Political Subdivisions	Corporate	Trust Preferred	Carrying Value Total
	(In thousands)
September 30, 2023
Credit rating:
AAA	$7,286	$36,665	$—	$—	$43,951
AA	—	102,378	—	—	102,378
A	—	3,957	6,917	—	10,874
BBB	—	974	33,864	—	34,838
BB	—	—	1,938	—	1,938
Non-rated	—	18,971	2,917	947	22,835
Total	$7,286	$162,945	$45,636	$947	$216,814

December 31, 2022
Credit rating:
AAA	$7,242	$32,876	$—	$—	$40,118
AA	—	110,033	—	—	110,033
A	—	3,917	6,900	—	10,817
BBB	—	1,167	38,621	—	39,788
Non-rated	—	20,141	2,897	942	23,980
Total	$7,242	$168,134	$48,418	$942	$224,736

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
An analysis of the allowance for credit losses by security HTM type for the three months ended September 30 follows:

	Private Label Mortgage- Backed	Obligations of States and Political Subdivisions	Corporate	Trust Preferred	Total
	(In thousands)
2023
Balance at beginning of period	$1	$39	$116	$4	$160
Additions (deductions)
Provision for credit losses	3	(6)	(2)	—	(5)
Recoveries credited to the allowance	—	—	—	—	—
Securities HTM charged against the allowance	—	—	—	—	—
Balance at end of period	$4	$33	$114	$4	$155

2022
Balance at beginning of period	$2	$30	$121	$5	$158
Additions (deductions)
Provision for credit losses	(1)	9	2	—	10
Recoveries credited to the allowance	—	—	—	—	—
Securities HTM charged against the allowance	—	—	—	—	—
Balance at end of period	$1	$39	$123	$5	$168

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
An analysis of the allowance for credit losses by security HTM type for the nine months ended September 30 follows:

	Private Label Mortgage- Backed	Obligations of States and Political Subdivisions	Corporate	Trust Preferred	Total
	(In thousands)
2023
Balance at beginning of period	$1	$39	$123	$5	$168
Additions (deductions)
Provision for credit losses	3	(6)	2,991	(1)	2,987
Recoveries credited to the allowance	—	—	—	—	—
Securities HTM charged against the allowance	—	—	(3,000)	—	(3,000)
Balance at end of period	$4	$33	$114	$4	$155

2022
Balance at beginning of period	$—	$—	$—	$—	$—
Additions (deductions)
Provision for credit losses	1	39	123	5	168
Recoveries credited to the allowance	—	—	—	—	—
Securities HTM charged against the allowance	—	—	—	—	—
Balance at end of period	$1	$39	$123	$5	$168
The amortized cost and fair value of securities AFS and securities HTM at September 30, 2023, by contractual maturity, follow:

	Securities AFS		Securities HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturing within one year	$9,213	$9,105	$5,202	$5,164
Maturing after one year but within five years	150,302	134,803	53,499	47,992
Maturing after five years but within ten years	73,062	61,767	102,566	84,807
Maturing after ten years	200,646	164,177	84,997	68,255
	433,223	369,852	246,264	206,218
U.S. agency residential mortgage-backed	92,717	80,682	120,855	92,165
U.S. agency commercial mortgage-backed	13,891	12,157	4,713	4,153
Private label mortgage-backed	95,160	86,662	7,621	6,663
Other asset backed	138,036	135,288	—	—
Total	$773,027	$684,641	$379,453	$309,199
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
An analysis of the allowance for credit losses by portfolio segment for the three months ended September 30, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2023
Balance at beginning of period	$16,284	$20,080	$4,315	$13,285	$53,964
Additions (deductions)
Provision for credit losses	1,112	(170)	(42)	455	1,355
Recoveries credited to the allowance	178	112	467	—	757
Loans charged against the allowance	(24)	—	(557)	—	(581)
Balance at end of period	$17,550	$20,022	$4,183	$13,740	$55,495

2022
Balance at beginning of period	$11,059	$20,313	$4,220	$12,291	$47,883
Additions (deductions)
Provision for credit losses	1,184	1,219	263	469	3,135
Recoveries credited to the allowance	202	78	450	—	730
Loans charged against the allowance	—	—	(606)	—	(606)
Balance at end of period	$12,445	$21,610	$4,327	$12,760	$51,142

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
An analysis of the ACL by portfolio segment for the nine months ended September 30, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2023
Balance at beginning of period	$13,817	$21,633	$4,290	$12,695	$52,435
Additions (deductions)
Provision for credit losses	4,350	(1,835)	280	1,045	3,840
Recoveries credited to the allowance	436	255	1,391	—	2,082
Loans charged against the allowance	(1,053)	(31)	(1,778)	—	(2,862)
Balance at end of period	$17,550	$20,022	$4,183	$13,740	$55,495

2022
Balance at beginning of period	$11,519	$19,221	$3,749	$12,763	$47,252
Additions (deductions)
Provision for credit losses	496	2,087	1,203	(3)	3,783
Recoveries credited to the allowance	430	346	1,228	—	2,004
Loans charged against the allowance	—	(44)	(1,853)	—	(1,897)
Balance at end of period	$12,445	$21,610	$4,327	$12,760	$51,142

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	Non- Accrual with no Allowance for Credit Loss	Non- Accrual with an Allowance for Credit Loss	Total Non- Accrual	90+ and Still Accruing	Total Non- Performing Loans
	(In thousands)
September 30, 2023
Commercial
Commercial and industrial (1)	$—	$8	$8	$—	$8
Commercial real estate	—	—	—	—	—
Mortgage
1-4 family owner occupied - jumbo	—	—	—	—	—
1-4 family owner occupied - non-jumbo (2)	1,061	1,531	2,592	—	2,592
1-4 family non-owner occupied	—	498	498	—	498
1-4 family - 2nd lien	—	545	545	—	545
Resort lending	—	271	271	—	271
Installment
Boat lending	—	264	264	—	264
Recreational vehicle lending	—	307	307	—	307
Other	—	230	230	—	230
Total	$1,061	$3,654	$4,715	$—	$4,715

Accrued interest excluded from total	$—	$—	$—	$—	$—

December 31, 2022
Commercial
Commercial and industrial (1)	$—	$9	$9	$—	$9
Commercial real estate	—	—	—	—	—
Mortgage
1-4 family owner occupied - jumbo	—	—	—	—	—
1-4 family owner occupied - non-jumbo (2)	1,077	852	1,929	—	1,929
1-4 family non-owner occupied	152	323	475	—	475
1-4 family - 2nd lien	—	562	562	—	562
Resort lending	110	38	148	—	148
Installment
Boat lending	—	380	380	—	380
Recreational vehicle lending	—	30	30	—	30
Other	—	188	188	—	188
Total	$1,339	$2,382	$3,721	$—	$3,721

Accrued interest excluded from total	$—	$—	$—	$—	$—
(1)Non-performing commercial and industrial loans exclude $0.023 million and $0.029 million of government guaranteed loans at September 30, 2023 and December 31, 2022, respectively.
(2)Non-performing 1-4 family owner occupied – non jumbo loans exclude $2.231 million and $1.631 million of government guaranteed loans at September 30, 2023 and December 31, 2022, respectively.

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
The amortized cost of collateral-dependent loans by class follows:

	Collateral Type		Allowance for Credit Losses
	Real Estate	Other
	(In thousands)
September 30, 2023
Commercial
Commercial and industrial	$1,728	$2,994	$1,588
Commercial real estate	2,068	—	—
Mortgage
1-4 family owner occupied - jumbo	—	—	—
1-4 family owner occupied - non-jumbo	2,228	—	271
1-4 family non-owner occupied	159	—	159
1-4 family - 2nd lien	366	—	165
Resort lending	271	—	211
Installment
Boat lending	—	207	73
Recreational vehicle lending	—	235	83
Other	—	89	32
Total	$6,820	$3,525	$2,582

Accrued interest excluded from total	$14	$13

December 31, 2022
Commercial
Commercial and industrial	$748	$1,309	$197
Commercial real estate	7,329	—	1,243
Mortgage
1-4 family owner occupied - jumbo	—	—	—
1-4 family owner occupied - non-jumbo	1,721	—	229
1-4 family non-owner occupied	233	—	29
1-4 family - 2nd lien	368	—	203
Resort lending	148	—	14
Installment
Boat lending	—	297	101
Recreational vehicle lending	—	30	11
Other	6	128	47
Total	$10,553	$1,764	$2,074

Accrued interest excluded from total	$40	$6

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
An aging analysis of loans by class follows:

	Loans Past Due				Loans not Past Due	Total Loans
	30-59 days	60-89 days	90+ days	Total
	(In thousands)
September 30, 2023
Commercial
Commercial and industrial	$200	$—	$31	$231	$773,183	$773,414
Commercial real estate	—	—	—	—	852,708	852,708
Mortgage
1-4 family owner occupied - jumbo	—	544	—	544	840,602	841,146
1-4 family owner occupied - non-jumbo	1,948	1,244	1,176	4,368	299,388	303,756
1-4 family non-owner occupied	17	12	158	187	180,491	180,678
1-4 family - 2nd lien	132	125	354	611	112,875	113,486
Resort lending	—	—	271	271	36,571	36,842
Installment
Boat lending	688	131	207	1,026	273,158	274,184
Recreational vehicle lending	520	213	203	936	258,609	259,545
Other	275	76	88	439	105,288	105,727
Total	$3,780	$2,345	$2,488	$8,613	$3,732,873	$3,741,486

Accrued interest excluded from total	$31	$32	$—	$63	$11,899	$11,962

December 31, 2022
Commercial
Commercial and industrial	$—	$—	$38	$38	$732,425	$732,463
Commercial real estate	—	—	—	—	734,390	734,390
Mortgage
1-4 family owner occupied - jumbo	—	—	—	—	752,563	752,563
1-4 family owner occupied - non-jumbo	1,400	521	869	2,790	282,842	285,632
1-4 family non-owner occupied	61	93	200	354	182,746	183,100
1-4 family - 2nd lien	420	107	47	574	104,703	105,277
Resort lending	54	—	148	202	41,635	41,837
Installment
Boat lending	528	14	295	837	252,128	252,965
Recreational vehicle lending	639	147	18	804	269,869	270,673
Other	215	46	123	384	106,068	106,452
Total	$3,317	$928	$1,738	$5,983	$3,459,369	$3,465,352
Accrued interest excluded from total	$27	$7	$—	$34	$9,975	$10,009

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
During the three and nine months ended September 30, 2023, there were no troubled loan modifications or subsequent defaults.

During the nine months ended September 30, 2022, the terms of one loan were modified as a TDR. The modification of the terms of this loan included a reduction of the stated interest rate of the loan and a 34 month extension of the maturity date. The pre- and post-modification outstanding loan balances were both $0.3 million at September 30, 2022. This TDR increased the ACL by $0.03 million and resulted in zero charge-offs during the nine months ended September 30, 2022. There were no TDRs that subsequently defaulted within twelve months following the modification during the three and nine month period ended September 30, 2022.
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables summarize loan ratings by loan class for our commercial portfolio loan segment at September 30, 2023 and December 31, 2022:

	Commercial
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
September 30, 2023
Commercial and industrial
Non-watch (1-6)	$89,614	$161,231	$81,054	$48,715	$52,897	$116,890	$186,838	$737,239
Watch (7-8)	598	4,622	3,087	5,274	4,204	3,972	9,695	31,452
Substandard Accrual (9)	—	930	1,447	48	1,442	53	772	4,692
Non-Accrual (10-11)	—	—	—	—	—	31	—	31
Total	$90,212	$166,783	$85,588	$54,037	$58,543	$120,946	$197,305	$773,414
Accrued interest excluded from total	$150	$448	$163	$131	$136	$533	$970	$2,531
Current period gross charge-offs	$—	$—	$—	$—	$—	$69	$24	$93

Commercial real estate
Non-watch (1-6)	$154,789	$181,519	$142,549	$30,333	$83,663	$188,916	$45,739	$827,508
Watch (7-8)	—	—	15,144	—	2,364	5,624	—	23,132
Substandard Accrual (9)	—	—	—	—	2,068	—	—	2,068
Non-Accrual (10-11)	—	—	—	—	—	—	—	—
Total	$154,789	$181,519	$157,693	$30,333	$88,095	$194,540	$45,739	$852,708
Accrued interest excluded from total	$312	$689	$644	$68	$354	$686	$177	$2,930
Current period gross charge-offs	$—	$—	$—	$—	$960	$—	$—	$960

Total Commercial
Non-watch (1-6)	$244,403	$342,750	$223,603	$79,048	$136,560	$305,806	$232,577	$1,564,747
Watch (7-8)	598	4,622	18,231	5,274	6,568	9,596	9,695	54,584
Substandard Accrual (9)	—	930	1,447	48	3,510	53	772	6,760
Non-Accrual (10-11)	—	—	—	—	—	31	—	31
Total	$245,001	$348,302	$243,281	$84,370	$146,638	$315,486	$243,044	$1,626,122
Accrued interest excluded from total	$462	$1,137	$807	$199	$490	$1,219	$1,147	$5,461
Current period gross charge-offs	$—	$—	$—	$—	$960	$69	$24	$1,053

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2022	2021	2020	2019	2018	Prior
	(In thousands)
December 31, 2022
Commercial and industrial
Non-watch (1-6)	$157,561	$89,251	$58,292	$45,792	$30,715	$95,908	$237,906	$715,425
Watch (7-8)	680	4,539	781	1,690	105	4,474	2,793	15,062
Substandard Accrual (9)	—	971	68	388	109	402	—	1,938
Non-Accrual (10-11)	—	—	—	—	—	38	—	38
Total	$158,241	$94,761	$59,141	$47,870	$30,929	$100,822	$240,699	$732,463
Accrued interest excluded from total	$238	$178	$146	$105	$181	$308	$890	$2,046

Commercial real estate
Non-watch (1-6)	$170,238	$154,918	$38,062	$97,762	$56,580	$159,514	$42,030	$719,104
Watch (7-8)	—	182	313	4,769	1,010	1,641	112	8,027
Substandard Accrual (9)	—	—	—	181	2,014	5,064	—	7,259
Non-Accrual (10-11)	—	—	—	—	—	—	—	—
Total	$170,238	$155,100	$38,375	$102,712	$59,604	$166,219	$42,142	$734,390
Accrued interest excluded from total	$609	$468	$88	$368	$206	$515	$109	$2,363

Total Commercial
Non-watch (1-6)	$327,799	$244,169	$96,354	$143,554	$87,295	$255,422	$279,936	$1,434,529
Watch (7-8)	680	4,721	1,094	6,459	1,115	6,115	2,905	23,089
Substandard Accrual (9)	—	971	68	569	2,123	5,466	—	9,197
Non-Accrual (10-11)	—	—	—	—	—	38	—	38
Total	$328,479	$249,861	$97,516	$150,582	$90,533	$267,041	$282,841	$1,466,853
Accrued interest excluded from total	$847	$646	$234	$473	$387	$823	$999	$4,409
For each of our mortgage and installment portfolio segment classes, we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated semi-annually.
The following tables summarize credit scores by loan class for our mortgage and installment loan portfolio segments at September 30, 2023 and December 31, 2022:

	Mortgage (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
September 30, 2023
1-4 family owner occupied - jumbo
800 and above	$5,778	$25,024	$56,386	$17,942	$4,590	$5,027	$499	$115,246
750-799	37,645	126,267	202,333	63,734	19,976	18,693	1,024	469,672
700-749	16,196	48,227	71,004	24,661	11,723	12,439	1,496	185,746
650-699	2,039	11,233	20,227	10,123	2,291	5,751	—	51,664
600-649	—	4,552	1,748	3,981	1,131	3,122	—	14,534
550-599	—	1,078	499	—	—	—	—	1,577
500-549	—	—	550	1,480	—	677	—	2,707
Under 500	—	—	—	—	—	—	—	—
Unknown	—	—	—	—	—	—	—	—
Total	$61,658	$216,381	$352,747	$121,921	$39,711	$45,709	$3,019	$841,146
Accrued interest excluded from total	$266	$669	$754	$293	$113	$156	$23	$2,274
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Mortgage (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
September 30, 2023 - continued
1-4 family owner occupied - non-jumbo
800 and above	$2,197	$8,999	$8,949	$4,629	$2,872	$9,432	$4,128	$41,206
750-799	11,105	36,171	24,067	14,942	5,009	18,221	7,883	117,398
700-749	6,630	21,429	10,896	5,379	3,936	23,609	3,401	75,280
650-699	9,606	8,206	4,390	3,671	2,487	12,577	1,299	42,236
600-649	—	232	783	1,343	946	8,699	58	12,061
550-599	—	241	1,061	682	705	5,072	94	7,855
500-549	—	—	306	1,654	476	2,872	—	5,308
Under 500	—	—	95	150	740	1,427	—	2,412
Unknown	—	—	—	—	—	—	—	—
Total	$29,538	$75,278	$50,547	$32,450	$17,171	$81,909	$16,863	$303,756
Accrued interest excluded from total	$107	$262	$118	$79	$51	$307	$134	$1,058
Current period gross charge-offs	$—	$—	$—	$—	$—	$26	$—	$26

1-4 family non-owner occupied
800 and above	$2,566	$2,888	$11,981	$2,837	$3,383	$6,672	$1,557	$31,884
750-799	10,860	20,388	32,253	12,347	5,743	13,679	2,913	98,183
700-749	3,265	7,066	8,859	5,446	1,558	6,484	2,131	34,809
650-699	291	1,348	2,496	2,812	217	3,594	570	11,328
600-649	—	389	137	—	30	1,692	88	2,336
550-599	—	—	541	—	75	1,052	60	1,728
500-549	—	—	—	—	—	221	—	221
Under 500	—	—	—	—	—	189	—	189
Unknown	—	—	—	—	—	—	—	—
Total	$16,982	$32,079	$56,267	$23,442	$11,006	$33,583	$7,319	$180,678
Accrued interest excluded from total	$65	$116	$156	$66	$35	$132	$56	$626
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - 2nd lien
800 and above	$187	$912	$539	$617	$183	$1,375	$9,794	$13,607
750-799	1,618	2,883	2,899	2,435	1,074	3,637	35,805	50,351
700-749	1,450	2,186	1,656	618	567	2,469	24,817	33,763
650-699	553	188	424	806	172	1,330	7,418	10,891
600-649	—	166	109	—	129	902	2,069	3,375
550-599	—	—	—	39	33	234	169	475
500-549	—	—	—	—	172	496	186	854
Under 500	—	—	—	—	76	94	—	170
Unknown	—	—	—	—	—	—	—	—
Total	$3,808	$6,335	$5,627	$4,515	$2,406	$10,537	$80,258	$113,486
Accrued interest excluded from total	$13	$27	$14	$12	$9	$45	$653	$773
Current period gross charge-offs	$—	$—	$—	$—	$—	$5	$—	$5

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Mortgage - continued (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
September 30, 2023 - continued
Resort lending
800 and above	$—	$—	$523	$—	$—	$6,177	$—	$6,700
750-799	—	821	960	1,046	180	14,492	—	17,499
700-749	—	109	592	250	—	6,519	—	7,470
650-699	—	—	—	50	—	4,134	—	4,184
600-649	—	—	—	—	—	451	—	451
550-599	—	—	—	—	—	352	—	352
500-549	—	—	—	—	—	92	—	92
Under 500	—	—	—	—	—	94	—	94
Unknown	—	—	—	—	—	—	—	—
Total	$—	$930	$2,075	$1,346	$180	$32,311	$—	$36,842
Accrued interest excluded from total	$—	$4	$4	$4	$—	$133	$—	$145
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Mortgage
800 and above	$10,728	$37,823	$78,378	$26,025	$11,028	$28,683	$15,978	$208,643
750-799	61,228	186,530	262,512	94,504	31,982	68,722	47,625	753,103
700-749	27,541	79,017	93,007	36,354	17,784	51,520	31,845	337,068
650-699	12,489	20,975	27,537	17,462	5,167	27,386	9,287	120,303
600-649	—	5,339	2,777	5,324	2,236	14,866	2,215	32,757
550-599	—	1,319	2,101	721	813	6,710	323	11,987
500-549	—	—	856	3,134	648	4,358	186	9,182
Under 500	—	—	95	150	816	1,804	—	2,865
Unknown	—	—	—	—	—	—	—	—
Total	$111,986	$331,003	$467,263	$183,674	$70,474	$204,049	$107,459	$1,475,908
Accrued interest excluded from total	$451	$1,078	$1,046	$454	$208	$773	$866	$4,876
Current period gross charge-offs	$—	$—	$—	$—	$—	$31	$—	$31

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2022	2021	2020	2019	2018	Prior
	(In thousands)
December 31, 2022
1-4 family owner occupied - jumbo
800 and above	$23,764	$54,637	$16,848	$9,211	$2,988	$6,946	$639	$115,033
750-799	97,269	189,653	71,555	16,091	1,828	16,140	683	393,219
700-749	34,158	91,189	28,701	12,666	2,775	8,852	1,536	179,877
650-699	10,905	20,743	7,216	2,554	4,250	4,020	827	50,515
600-649	1,712	1,275	4,534	464	—	2,150	—	10,135
550-599	549	1,516	—	—	469	—	—	2,534
500-549	—	—	561	—	—	689	—	1,250
Under 500	—	—	—	—	—	—	—	—
Unknown	—	—	—	—	—	—	—	—
Total	$168,357	$359,013	$129,415	$40,986	$12,310	$38,797	$3,685	$752,563
Accrued interest excluded from total	$506	$773	$315	$108	$44	$127	$19	$1,892

1-4 family owner occupied - non-jumbo
800 and above	$8,894	$10,498	$5,558	$3,220	$2,074	$6,074	$1,680	$37,998
750-799	33,833	26,239	13,956	6,018	4,501	18,009	9,936	112,492
700-749	17,629	13,526	7,626	3,938	3,263	22,506	3,509	71,997
650-699	7,983	5,124	2,679	3,270	1,992	10,893	983	32,924
600-649	1,539	1,226	1,836	423	1,035	7,044	99	13,202
550-599	—	—	56	1,472	938	5,481	132	8,079
500-549	—	76	850	341	570	4,142	115	6,094
Under 500	—	207	764	475	285	1,115	—	2,846
Unknown	—	—	—	—	—	—	—	—
Total	$69,878	$56,896	$33,325	$19,157	$14,658	$75,264	$16,454	$285,632
Accrued interest excluded from total	$283	$123	$78	$58	$58	$242	$111	$953

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Installment (1)
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
	(In thousands)
September 30, 2023
Boat lending
800 and above	$9,045	$7,028	$8,329	$3,798	$4,537	$7,583	$40,320
750-799	31,098	38,514	31,549	16,162	13,243	22,875	153,441
700-749	14,711	15,631	11,659	5,850	5,112	8,871	61,834
650-699	2,317	3,141	4,040	1,309	1,303	1,954	14,064
600-649	450	452	935	424	108	678	3,047
550-599	—	147	335	15	67	465	1,029
500-549	—	—	—	164	18	112	294
Under 500	—	—	110	—	—	45	155
Unknown	—	—	—	—	—	—	—
Total	$57,621	$64,913	$56,957	$27,722	$24,388	$42,583	$274,184
Accrued interest excluded from total	$210	$149	$130	$61	$57	$93	$700
Current period gross charge-offs	$—	$28	$—	$—	$15	$24	$67

Recreational vehicle lending
800 and above	$3,201	$9,133	$11,354	$3,872	$3,907	$5,918	$37,385
750-799	16,444	44,914	40,915	13,082	9,322	12,950	137,627
700-749	6,871	19,854	22,015	6,451	3,964	4,234	63,389
650-699	1,613	4,399	5,411	1,369	1,042	1,472	15,306
600-649	35	570	1,687	227	259	543	3,321
550-599	—	380	516	55	89	170	1,210
500-549	—	373	372	122	164	91	1,122
Under 500	—	24	114	—	39	8	185
Unknown	—	—	—	—	—	—	—
Total	$28,164	$79,647	$82,384	$25,178	$18,786	$25,386	$259,545
Accrued interest excluded from total	$111	$194	$191	$57	$45	$55	$653
Current period gross charge-offs	$14	$29	$148	$32	$66	$—	$289

Other
800 and above	$2,528	$1,278	$1,425	$1,096	$691	$898	$7,916
750-799	10,627	11,883	7,785	3,923	1,973	4,686	40,877
700-749	4,341	7,949	5,271	2,551	1,107	3,069	24,288
650-699	21,037	3,411	2,114	624	372	1,346	28,904
600-649	151	617	342	155	93	436	1,794
550-599	6	157	186	81	74	141	645
500-549	—	171	160	15	60	118	524
Under 500	—	54	43	13	20	25	155
Unknown	624	—	—	—	—	—	624
Total	$39,314	$25,520	$17,326	$8,458	$4,390	$10,719	$105,727
Accrued interest excluded from total	$85	$61	$33	$18	$11	$64	$272
Current period gross charge-offs	$1,189	$67	$10	$17	$—	$139	$1,422

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Installment (1)
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
	(In thousands)
September 30, 2023 - continued
Total installment
800 and above	$14,774	$17,439	$21,108	$8,766	$9,135	$14,399	$85,621
750-799	58,169	95,311	80,249	33,167	24,538	40,511	331,945
700-749	25,923	43,434	38,945	14,852	10,183	16,174	149,511
650-699	24,967	10,951	11,565	3,302	2,717	4,772	58,274
600-649	636	1,639	2,964	806	460	1,657	8,162
550-599	6	684	1,037	151	230	776	2,884
500-549	—	544	532	301	242	321	1,940
Under 500	—	78	267	13	59	78	495
Unknown	624	—	—	—	—	—	624
Total	$125,099	$170,080	$156,667	$61,358	$47,564	$78,688	$639,456
Accrued interest excluded from total	$406	$404	$354	$136	$113	$212	$1,625
Current period gross charge-offs	$1,203	$124	$158	$49	$81	$163	$1,778

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
Foreclosed residential real estate properties included in other real estate and repossessed assets on our Condensed Consolidated Statements of Financial Condition totaled $0.4 million and $0.4 million at September 30, 2023 and

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
December 31, 2022, respectively. Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $0.3 million and $0.8 million at September 30, 2023 and December 31, 2022, respectively.

During the nine month period ended September 30, 2023, we sold $51.5 million of portfolio residential mortgage loans servicing retained and recognized a gain (loss) on sale of $(0.15) million. No portfolio residential mortgage loans were sold during the three month period ended September 30, 2023. During the three and nine periods of 2022, we sold $22.7 million and $56.2 million, respectively, of portfolio residential mortgage loans servicing retained and recognized a gain (loss) on sale of $(0.15) million and $0.25 million respectively. These transactions were done primarily for asset/liability management purposes.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
5.    Shareholders’ Equity and Earnings Per Common Share
On December 20, 2022, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) to buy back up to 1,100,000 shares of our outstanding common stock through December 31, 2023. Shares would be repurchased through open market transactions, though we could execute repurchases through other means, such as privately negotiated transactions. The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, regulatory requirements, potential alternative uses for capital, and our financial performance. During the nine month periods ended September 30, 2023 and 2022 repurchases were made totaling 288,401 shares and 181,586 shares of common stock, for an aggregate purchase price of $5.0 million and $4.0 million, respectively.
A reconciliation of basic and diluted net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Net income	$17,543	$17,297	$45,324	$48,265

Weighted average shares outstanding (1)	20,922	21,058	21,021	21,106
Stock units for deferred compensation plan for non-employee directors	163	139	157	134
Effect of stock options	8	30	12	43
Performance share units	21	25	17	23
Weighted average shares outstanding for calculation of diluted earnings per share	21,114	21,252	21,207	21,306

Net income per common share
Basic (1)	$0.84	$0.82	$2.16	$2.29
Diluted	$0.83	$0.81	$2.14	$2.27
(1)Basic net income per common share includes weighted average common shares outstanding during the period and participating share awards.
Weighted average stock options outstanding that were not considered in computing diluted net income per common share because they were anti-dilutive were zero for the three and nine month periods ended September 30, 2023 and 2022, respectively.
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our derivative financial instruments according to the type of hedge in which they are designated follows:

	September 30, 2023
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Fair value hedge designation
Pay-fixed interest rate swap agreement - commercial	$6,127	5.6	$560
Pay-fixed interest rate swap agreements - securities available for sale	148,895	4.1	20,456
Pay-fixed interest rate swap agreements - installment	100,000	3.7	1,439
Pay-fixed interest rate swap agreements - mortgage	75,000	4.9	785
Interest rate cap agreements - securities available for sale	40,970	4.6	1,062
Total	$370,992	4.2	$24,302

Cash flow hedge designation
Interest rate floor agreements - commercial	$75,000	3.9	$1,398

No hedge designation
Rate-lock mortgage loan commitments	$28,704	0.1	$(140)
Mandatory commitments to sell mortgage loans	41,034	0.1	484
Pay-fixed interest rate swap agreements - commercial	348,825	5.8	21,757
Pay-variable interest rate swap agreements - commercial	348,825	5.8	(21,757)
Total	$767,388	5.3	$344

	December 31, 2022
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Fair value hedge designation
Pay-fixed interest rate swap agreement - commercial	$6,401	6.4	$447
Pay-fixed interest rate swap agreements - securities available for sale	148,895	4.8	19,906
Pay-fixed interest rate swap agreements - installment	25,000	2.0	77
Interest rate cap agreements - securities available for sale	40,970	5.3	931
Total	$221,266	4.6	$21,361

No hedge designation
Rate-lock mortgage loan commitments	19,918	0.1	(1,056)
Mandatory commitments to sell mortgage loans	49,258	0.1	315
Pay-fixed interest rate swap agreements - commercial	279,005	6.0	17,063
Pay-variable interest rate swap agreements - commercial	279,005	6.0	(17,063)
Total	$627,186	5.3	$(741)

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

We have entered into pay-fixed interest rate swaps and caps to protect a portion of the fair value of a certain fixed rate commercial loan and certain mortgage and installment loans (‘‘Fair Value Hedge – Portfolio Loans’’). As a result, changes in the fair values of the pay-fixed interest rate swap and caps are expected to offset changes in the fair values of the fixed rate portfolio loans due to fluctuations in interest rates. We record the fair values of Fair Value Hedge – Portfolio Loans in accrued income and other assets and accrued expenses and other liabilities on our Condensed Consolidated Statements of Financial Condition. The hedged items (fixed rate commercial loan and certain fixed rate mortgage and installment loans) are also recorded at fair value which offsets the adjustment to the Fair Value Hedge – Portfolio Loans. On an ongoing basis, we adjust our Condensed Consolidated Statements of Financial Condition to reflect the then current fair values of both the Fair Value Hedge – Portfolio Loans and the hedged items. The related gains or losses are reported in interest income – interest and fees on loans in our Condensed Consolidated Statements of Operations. During the second quarter of 2023 we terminated the interest rate cap that was previously hedging certain installment loans. The remaining unrealized gain on this terminated interest cap is being amortized into earnings over the original life of the interest rate cap.

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
We have entered into interest rate floor agreements to manage the variability in future expected cash flows of certain commercial loans (‘‘Cash Flow Hedge – Portfolio Loans’’). We record the fair value of Cash Flow Hedge – Portfolio Loans in accrued income and other assets and accrued expenses and other liabilities on our Condensed Consolidated Statements of Financial Condition. The changes in the fair value of Cash Flow Hedge - Portfolio Loans are recorded in accumulated other comprehensive loss and are reclassified into the line item in our Condensed Consolidated Statements of Operations in which the hedged items are recorded in the same period the hedged items affect earnings. It is anticipated that $0.4 million of unrealized losses on Cash Flow Hedge - Portfolio Loans at September 30, 2023, will be reclassified into earnings over the next twelve months. The maximum term of any Cash Flow Hedge - Portfolio Loans at September 30, 2023 is 4.2 years.
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
We had entered into a no hedge designation pay-variable interest rate swap agreement in an attempt to manage the cost of certain funding liabilities. The changes in fair value of this no hedge pay-variable interest rate swap is recorded in non-interest expense-other in our Condensed Consolidated Statements of Operations. This no hedge designation pay-variable interest rate swap agreement matured during the third quarter of 2023.
The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	September 30, 2023		December 31, 2022		September 30, 2023		December 31, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments
Pay-fixed interest rate swap agreements	Other assets	$23,240	Other assets	$20,430	Other liabilities	$—	Other liabilities	$—
Interest rate cap agreements	Other assets	1,062	Other assets	931	Other liabilities	—	Other liabilities	—
Interest rate floor agreements	Other assets	1,398	Other assets	—	Other liabilities	—	Other liabilities	—
		25,700		21,361		—		—
Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	—	Other assets	—	Other liabilities	140	Other liabilities	1,056
Mandatory commitments to sell mortgage loans	Other assets	484	Other assets	315	Other liabilities	—	Other liabilities	—
Pay-fixed interest rate swap agreements - commercial	Other assets	22,400	Other assets	17,567	Other liabilities	643	Other liabilities	504
Pay-variable interest rate swap agreements - commercial	Other assets	643	Other assets	504	Other liabilities	22,400	Other liabilities	17,567
		23,527		18,386		23,183		19,127
Total derivatives		$49,227		$39,747		$23,183		$19,127

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

	Loss Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)	Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Gain (Loss) Recognized in Income
	Three Month Periods Ended September 30,			Three Month Periods Ended September 30,		Location of Gain (Loss) Recognized in Income	Three Month Periods Ended September 30,
	2023	2022		2023	2022		2023	2022
							(In thousands)
Fair Value Hedges
Pay-fixed interest rate swap agreement - commercial						Interest and fees on loans	$96	$292
Pay-fixed interest rate swap agreements - securities available for sale						Interest on securities available for sale - tax - exempt	926	5,881
Pay-fixed interest rate swap agreements - Installment						Interest and fees on loans	765	—
Pay-fixed interest rate swap agreements - Mortgage						Interest and fees on loans	785	—
Interest rate cap agreements - securities available for sale	$(25)	$—	Interest on securities available for sale - tax - exempt	$(55)	$—	Interest on securities available for sale - tax - exempt	39	—
Interest rate cap agreements - installment	—	—	Interest and fees on loans	—	—	Interest and fees on loans	—	—
Total	$(25)	$—		$(55)	$—		$2,611	$6,173

Cash Flow Hedges
Interest rate floor agreements - commercial	$(502)	$—	Interest and fees on loans	$(17)	$—	Interest and fees on loans	(17)	—

No hedge designation
Rate-lock mortgage loan commitments						Net gains on mortgage loans	$(147)	$(1,284)
Mandatory commitments to sell mortgage loans						Net gains on mortgage loans	238	2,250
Pay-fixed interest rate swap agreements - commercial						Interest income	5,579	$9,015
Pay-variable interest rate swap agreements - commercial						Interest income	(5,579)	(9,015)
Interest rate swaption agreement						Net gains on mortgage loans	—	$—
Pay-fixed interest rate swap agreements - mortgage						Net gains on mortgage loans	—	(650)
Pay-variable interest rate swap agreement						Non-interest expense - other	—	$—
Interest rate cap agreements						Interest expense	—	—
Total							$91	$316

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Loss Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)	Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Gain (Loss) Recognized in Income
	Nine Month Periods Ended September 30,			Nine Month Periods Ended September 30,		Location of Gain (Loss) Recognized in Income	Nine Month Periods Ended September 30,
	2023	2022		2023	2022		2023	2022
	(In thousands)
Fair Value Hedges
Pay-fixed interest rate swap agreement - commercial						Interest and fees on loans	$113	$868
Pay-fixed interest rate swap agreements - securities available for sale						Interest on securities available for sale - tax - exempt	550	16,929
Pay-fixed interest rate swap agreements - Installment						Interest and fees on loans	1,362	—
Pay-fixed interest rate swap agreements - Mortgage						Interest and fees on loans	785	—
Interest rate cap agreements - securities available for sale	$(438)	$—	Interest on securities available for sale - tax - exempt	$(207)	$—	Interest on securities available for sale - tax - exempt	286	—
Interest rate cap agreements - installment	—	—	Interest and fees on loans	—	—	Interest and fees on loans	(14)	—
Total	$(438)	$—		$(207)	$—		$3,082	$17,797

Cash Flow Hedges
Interest rate floor agreements - commercial	$(502)	$—	Interest and fees on loans	$(17)	$—	Interest and fees on loans	$(17)	$—

No hedge designation
Rate-lock mortgage loan commitments						Net gains on mortgage loans	$916	$(8,496)
Mandatory commitments to sell mortgage loans						Net gains on mortgage loans	169	2,874
Pay-fixed interest rate swap agreements - commercial						Interest income	4,694	23,739
Pay-variable interest rate swap agreements - commercial						Interest income	(4,694)	(23,739)
Interest rate swaption agreement						Net gains on mortgage loans	—	(186)
Pay-fixed interest rate swap agreements - mortgage						Net gains on mortgage loans	—	633
Pay-variable interest rate swap agreement						Non-interest expense - other	(12)	—
Interest rate cap agreements						Interest expense	—	245
Total							$1,073	$(4,930)

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7.    Goodwill and Other Intangibles
The following table summarizes intangible assets, net of amortization:

	September 30, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets - core deposits	$11,916	$9,775	$11,916	$9,365
Unamortized intangible assets - goodwill	$28,300		$28,300
A summary of estimated core deposits intangible amortization at September 30, 2023 follows:

(In thousands)

Three months ending December 31, 2023	137
2024	516
2025	487
2026	460
2027	434
2028 and thereafter	107
Total	$2,141
8.    Share Based Compensation
We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.6 million shares of common stock as of September 30, 2023. The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.1 million shares of common stock as of September 30, 2023. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.
A summary of restricted stock and performance stock units (“PSU”) granted pursuant to our long-term incentive plan follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Restricted stock	—	2,000	84,846	60,787
PSU	—	—	18,790	19,748
The shares of restricted stock and PSUs shown in the above table cliff vest after a period of three years. The performance criteria of the PSUs is split evenly between a comparison of (i) our total shareholder return and (ii) our return on average assets each over the three year period starting on the grant date to these same criteria over that period to an index of our banking peers.
Our directors may elect to receive all or a portion of their cash retainer fees in the form of common stock (either on a current basis or on a deferred basis) pursuant to the non-employee director stock purchase plan referenced above. Shares equal in value to that portion of each director’s fees that he or she has elected to receive in stock on a current basis are

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
issued each quarter and vest immediately. Shares issued on a deferred basis are credited at the rate of 90% of the current fair value of our common stock and vest immediately. During the nine month periods ended September 30, 2023 and 2022 we issued 0.014 million and 0.013 million shares, respectively and expensed their value during those same periods.
Total compensation expense recognized for grants pursuant to our long-term incentive plan was $0.5 million and $1.4 million during the three and nine month periods ended September 30, 2023, respectively, and was $0.4 million and $1.3 million during the same periods in 2022, respectively. The corresponding tax benefit relating to this expense was $0.1 million and $0.3 million for the three and nine month periods ended September 30, 2023, respectively and $0.1 million and $0.3 million for the same periods in 2022. Total expense recognized for non-employee director share based payments was $0.09 million and $0.27 million during the three and nine month periods ended September 30, 2023, respectively, and was $0.09 million and $0.28 million during the same periods in 2022, respectively. The corresponding tax benefit relating to this expense was $0.02 million and $0.06 million for the three and nine month periods ended September 30, 2023, respectively and $0.02 million and $0.06 million during the same periods in 2022.
At September 30, 2023, the total expected compensation cost related to non-vested restricted stock and PSUs not yet recognized was $3.0 million. The weighted-average period over which this amount will be recognized is 1.9 years.
A summary of outstanding stock option grants and related transactions follows:

	Number of Shares	Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregated Intrinsic Value
				(In thousands)
Outstanding at January 1, 2023	40,307	$8.32
Granted	—	—
Exercised	(23,000)	6.42
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2023	17,307	$10.83	2.0	$132

Vested and expected to vest at September 30, 2023	17,307	$10.83	2.0	$132
Exercisable at September 30, 2023	17,307	$10.83	2.0	$132
A summary of outstanding non-vested stock and related transactions follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2023	246,136	$22.82
Granted	103,636	22.84
Vested	(60,623)	22.35
Forfeited	(13,888)	23.23
Outstanding at September 30, 2023	275,261	$24.78

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Certain information regarding options exercised during the periods follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Intrinsic value	$—	$322	$299	$746
Cash proceeds received	$—	$52	$148	$124
Tax benefit realized	$—	$68	$63	$157
9.    Income Tax
Income tax expense was $4.1 million and $4.0 million during the three month periods ended September 30, 2023 and 2022, respectively and $10.4 million and $10.9 million during the nine months ended September 30, 2023 and 2022, respectively. Our actual federal income tax expense is different than the amount computed by applying our statutory income tax rate to our income before income tax primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance. In addition, the three and nine month periods ending September 30, 2023 include reductions of $0.003 million and $0.047 million, respectively, of income tax expense related to the impact of the excess value of stock awards that vested and stock options that were exercised as compared to the initial fair values that were expensed. These amounts during the same periods in 2022 were $0.062 million and $0.138 million, respectively.
We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. The ultimate realization of this asset is primarily based on generating future income. We concluded at September 30, 2023, September 30, 2022 and December 31, 2022 that the realization of substantially all of our deferred tax assets continues to be more likely than not.
At both September 30, 2023 and December 31, 2022, we had approximately $0.2 million, respectively, of gross unrecognized tax benefits. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the remainder of 2023.
10.    Regulatory Matters
Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits. As of September 30, 2023, the Bank had positive undivided profits of $167.7 million. It is not our intent to have dividends paid in amounts that would reduce the capital of our Bank to levels below those which we consider prudent or that would not be in accordance with guidelines of regulatory authorities.
We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can result in certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our interim condensed consolidated financial statements. In addition, capital adequacy rules include a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. To avoid limits on capital distributions and certain discretionary bonus payments we must meet the minimum ratio for adequately capitalized institutions plus the buffer. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of September 30, 2023 and December 31, 2022, categorized our Bank as well capitalized. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our actual capital amounts and ratios follow (1):

	Actual		Minimum for Adequately Capitalized Institutions		Minimum for Well-Capitalized Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2023
Total capital to risk-weighted assets
Consolidated	$564,115	13.58%	$332,292	8.00%	NA	NA
Independent Bank	512,002	12.34	331,958	8.00	$414,947	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$472,126	11.37%	$249,219	6.00%	NA	NA
Independent Bank	460,064	11.09	248,968	6.00	$331,958	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$433,639	10.44%	$186,914	4.50%	NA	NA
Independent Bank	460,064	11.09	186,726	4.50	$269,716	6.50%

Tier 1 capital to average assets
Consolidated	$472,126	8.94%	$211,355	4.00%	NA	NA
Independent Bank	460,064	8.71	211,328	4.00	$264,160	5.00%

December 31, 2022
Total capital to risk-weighted assets
Consolidated	$536,549	13.62%	$315,059	8.00%	NA	NA
Independent Bank	480,886	12.22	314,733	8.00	$393,416	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$447,299	11.36%	$236,294	6.00%	NA	NA
Independent Bank	431,685	10.97	236,049	6.00	$314,733	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$408,863	10.38%	$177,221	4.50%	NA	NA
Independent Bank	431,685	10.97	177,037	4.50	$255,720	6.50%

Tier 1 capital to average assets
Consolidated	$447,299	8.86%	$201,875	4.00%	NA	NA
Independent Bank	431,685	8.56	201,820	4.00	$252,275	5.00%
_______________________________________

(1)	These ratios do not reflect a capital conservation buffer of 2.50% at September 30, 2023 and December 31, 2022.
NA - Not applicable

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
	(In thousands)
Total shareholders' equity	$374,998	$347,596	$401,423	$370,418
Add (deduct)
Accumulated other comprehensive (income) loss for regulatory purposes	86,506	86,966	86,506	86,966
Goodwill and other intangibles	(30,441)	(30,851)	(30,441)	(30,851)
CECL (1)	2,576	5,152	2,576	5,152
Common equity tier 1 capital	433,639	408,863	460,064	431,685
Qualifying trust preferred securities	38,487	38,436	—	—
Tier 1 capital	472,126	447,299	460,064	431,685
Subordinated debt	40,000	40,000	—	—
Allowance for credit losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	51,989	49,250	51,938	49,201
Total risk-based capital	$564,115	$536,549	$512,002	$480,886

(1)	We elected the three year CECL transition method for regulatory purposes.
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
	(In thousands)
September 30, 2023:
Measured at Fair Value on a Recurring Basis
Assets
Securities available for sale
U.S. agency	$9,503	$—	$9,503	$—
U.S. agency residential mortgage-backed	80,682	—	80,682	—
U.S. agency commercial mortgage-backed	12,157	—	12,157	—
Private label mortgage-backed	86,662	—	86,662	—
Other asset backed	135,288	—	135,288	—
Obligations of states and political subdivisions	285,728	—	285,728	—
Corporate	73,678	—	73,678	—
Trust preferred	943	—	943	—
Loans held for sale, carried at fair value	13,979	—	13,979	—
Capitalized mortgage loan servicing rights	46,057	—	—	46,057
Derivatives (1)	49,227	—	49,227	—
Liabilities
Derivatives (2)	23,183	—	23,183	—

Measured at Fair Value on a Non-recurring Basis:
Assets
Collateral dependent loans (3)
Commercial
Commercial and industrial	2,769	—	—	2,769
Mortgage
1-4 family owner occupied - non-jumbo	655	—	—	655
1-4 family - 2nd lien	201	—	—	201
Resort lending	60	—	—	60
Installment
Boat lending	134	—	—	134
Recreational vehicle lending	152	—	—	152
Other	57	—	—	57
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the Nine Month Periods Ended September 30 for items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Net Gains on Assets	Mortgage Loan Servicing, net	Total Change in Fair Values Included in Current Period Earnings
	Mortgage Loans
	(In thousands)
2023
Loans held for sale	$1,519	$—	$1,519
Capitalized mortgage loan servicing rights	—	456	456

2022
Loans held for sale	(1,518)	—	(1,518)
Capitalized mortgage loan servicing rights	—	11,689	11,689
For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends received.
The following represent impairment charges recognized during the three and nine month periods ended September 30, 2023 and 2022 relating to assets measured at fair value on a non-recurring basis:
•Loans that are individually evaluated using the fair value of collateral for collateral dependent loans had a carrying amount of $4.0 million, which is net of a valuation allowance of $2.6 million at September 30, 2023, and had a carrying amount of $2.2 million, which is net of a valuation allowance of $2.1 million at December 31, 2022. The provision for credit losses included in our results of operations relating to collateral dependent loans was a net expense of $0.2 million and $0.3 million for the three month periods ending September 30, 2023 and 2022, respectively, and a net expense of $2.1 million and $0.4 million for the nine month periods ending September 30, 2023 and 2022, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
A reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Capitalized Mortgage Loan Servicing Rights
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Beginning balance	$44,427	$39,477	$42,489	$26,232
Total gains (losses) realized and unrealized:
Included in results of operations	471	2,093	456	11,689
Included in other comprehensive loss	—	—	—	—
Purchases, issuances, settlements, maturities and calls	1,159	1,588	3,112	5,237
Transfers in and/or out of Level 3	—	—	—	—
Ending balance	$46,057	$43,158	$46,057	$43,158

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30	$471	$2,093	$456	$11,689
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

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)
September 30, 2023
Capitalized mortgage loan servicing rights	$46,057	Present value of net servicing revenue	Discount rate	10.00% to 16.96%	10.21%
			Cost to service	$63 to $442	$78
			Ancillary income	18 to 35	21
			Float rate	4.66%	4.66%
			Prepayment rate	6.58% to 33.54%	7.78%
December 31, 2022
Capitalized mortgage loan servicing rights	$42,489	Present value of net servicing revenue	Discount rate	10.00% to 13.23%	10.12%
			Cost to service	$66 to $150	$78
			Ancillary income	20 to 35	21
			Float rate	4.03%	4.03%
			Prepayment rate	7.03% to 30.40%	7.97%

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)
September 30, 2023
Collateral dependent loans
Commercial(1)	$2,769	Discounting financial statement and machinery and equipment appraised values	Discount rates used	55.0% to 100.0%	65.7%
		Sales comparison approach	Adjustment for differences between comparable sales	(14.2) to 42.8	4.0
Mortgage and Installment(2)	1,259	Sales comparison approach	Adjustment for differences between comparable sales	(15.2) to 33.3	2.4

December 31, 2022
Collateral dependent loans
Commercial	$1,206	Sales comparison approach	Adjustment for differences between comparable sales	(41.7)% to 20.0%	(0.4)%
Mortgage and Installment(2)	959	Sales comparison approach	Adjustment for differences between comparable sales	(73.3) to 65.2	(5.3)

(1)
$1.80 million of this amount primarily relates to one collateral dependent relationship credit. Collateral securing this relationship primarily included accounts receivable, inventory and machinery and equipment at September 30, 2023. Valuation techniques at September 30, 2023 included discounting financial statement values for accounts receivable and inventory and appraised values for machinery and equipment.

(2)
In addition to the valuation techniques and unobservable inputs discussed above, at September 30, 2023 and December 31, 2022 certain collateral dependent installment loans totaling approximately $0.34 million and $0.30 million, respectively, are secured by collateral other than real estate. For the majority of these loans, we apply internal discount rates to industry valuation guides.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
September 30, 2023	$13,979	$(823)	$14,802
December 31, 2022	26,518	(2,342)	28,860

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The estimated recorded book balances and fair values follow:

			Fair Value Using
	Recorded Book Balance	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
September 30, 2023
Assets
Cash and due from banks	$58,567	$58,567	$58,567	$—	$—
Interest bearing deposits	68,894	68,894	68,894	—	—
Securities available for sale	684,641	684,641	—	684,641	—
Securities held to maturity	358,899	309,199	—	309,199	—
Federal Home Loan Bank and Federal
Reserve Bank Stock	16,821	NA	NA	NA	NA
Net loans and loans held for sale	3,699,970	3,306,342	—	13,979	3,292,363
Accrued interest receivable	18,229	18,229	90	6,177	11,962
Derivative financial instruments	49,227	49,227	—	49,227	—

Liabilities
Deposits with no stated maturity (1)	$3,771,900	$3,771,900	$3,771,900	$—	$—
Deposits with stated maturity (1)	813,712	807,830	—	807,830	—
Other borrowings	50,014	49,539	—	49,539	—
Subordinated debt	39,491	38,883	—	38,883	—
Subordinated debentures	39,711	39,190	—	39,190	—
Accrued interest payable	6,449	6,449	465	5,984	—
Derivative financial instruments	23,183	23,183	—	23,183	—

December 31, 2022
Assets
Cash and due from banks	$70,180	$70,180	$70,180	$—	$—
Interest bearing deposits	4,191	4,191	4,191	—	—
Securities available for sale	779,347	779,347	—	779,347	—
Securities held to maturity	374,818	335,418	—	335,418	—
Federal Home Loan Bank and Federal
Reserve Bank Stock	17,653	NA	NA	NA	NA
Net loans and loans held for sale	3,459,802	3,185,518	20,367	26,518	3,138,633
Accrued interest receivable	16,513	16,513	1	6,503	10,009
Derivative financial instruments	39,747	39,747	—	39,747	—

Liabilities
Deposits with no stated maturity (1)	$3,798,848	$3,798,848	$3,798,848	$—	$—
Deposits with stated maturity (1)	580,221	573,739	—	573,739	—
Other borrowings	86,006	86,006	—	86,006	—
Subordinated debt	39,433	41,058	—	41,058	—
Subordinated debentures	39,660	38,982	—	38,982	—
Accrued interest payable	2,287	2,287	415	1,872	—
Derivative financial instruments	19,127	19,127	—	19,127	—

(1)
Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $700.312 million and $555.781 million at September 30, 2023 and December 31, 2022, respectively. Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $99.571 million and $46.794 million at September 30, 2023 and December 31, 2022, respectively.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
13.    Contingencies

Pressures from various global and national macroeconomic conditions, including heightened inflation, rising interest rates, elevated energy prices, supply chain disruptions, recent adverse weather conditions, concerns over the Russia-Ukraine war and the economic sanctions related thereto, escalating tensions in the Middle East, and foreign currency exchange rate fluctuations continue to create significant economic uncertainty. The extent to which these pressures may impact our business, results of operations, asset valuations, financial condition, and customers will depend on future developments, which continue to be highly uncertain and difficult to predict. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, securities available for sale, securities held to maturity, loans, capitalized mortgage loan servicing rights or deferred tax assets.

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
Visa Stock
We own 12,566 shares of VISA Class B common stock. At the present time, these shares can only be sold to other Class B shareholders. As a result, there has generally been limited transfer activity in private transactions between buyers and sellers. Given the limited activity that we have become aware of and the continuing uncertainty regarding the likelihood, ultimate timing and eventual exchange rate for Class B shares into Class A shares, we continue to carry these shares at zero, representing cost basis less impairment. However, given the current conversion ratio of 1.5875 Class A shares for every 1 Class B share and the closing price of VISA Class A shares on October 26, 2023 of $231.28 per share, our 12,566 Class B shares would have a current “value” of approximately $4.6 million. We continue to monitor Class B trading activity and the status of the resolution of certain litigation matters at VISA that would trigger the conversion of Class B common shares into Class A common shares, which would not have any trading restrictions.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
14.    Accumulated Other Comprehensive Income (Loss) (“AOCIL”)
A summary of changes in AOCIL follows:

	Unrealized Gains (Losses) on Securities AFS	Unrealized Losses on Securities Transferred to Securities HTM (1)	Dispropor- tionate Tax Effects from Securities AFS	Unrealized Losses on Derivative Instruments	Total
	(In thousands)
For the three months ended September 30,
2023
Balances at beginning of period	$(57,695)	$(16,811)	$(5,798)	$(206)	$(80,510)
Other comprehensive income (loss) before reclassifications	(12,130)	696	—	(417)	(11,851)
Amounts reclassified from AOCIL	—	—	—	57	57
Net current period other comprehensive income (loss)	(12,130)	696	—	(360)	(11,794)
Balances at end of period	$(69,825)	$(16,115)	$(5,798)	$(566)	$(92,304)

2022
Balances at beginning of period	$(59,335)	$(19,870)	$(5,798)	$—	$(85,003)
Other comprehensive loss before reclassifications	(12,895)	853	—	—	(12,042)
Amounts reclassified from AOCIL	—	—	—	—	—
Net current period other comprehensive loss	(12,895)	853	—	—	(12,042)
Balances at end of period	$(72,230)	$(19,017)	$(5,798)	$—	$(97,045)

For the nine months ended September 30,
2023
Balances at beginning of period	$(68,742)	$(18,223)	$(5,798)	$—	$(92,763)
Other comprehensive income (loss) before reclassifications	(1,258)	2,108	—	(743)	107
Amounts reclassified from AOCIL	175	—	—	177	352
Net current period other comprehensive income (loss)	(1,083)	2,108	—	(566)	459
Balances at end of period	$(69,825)	$(16,115)	$(5,798)	$(566)	$(92,304)

2022
Balances at beginning of period	$6,299	$—	$(5,798)	$—	$501
Other comprehensive loss before reclassifications	(78,312)	(19,017)	—	—	(97,329)
Amounts reclassified from AOCIL	(217)	—	—	—	(217)
Net current period other comprehensive loss	(78,529)	(19,017)	—	—	(97,546)
Balances at end of period	$(72,230)	$(19,017)	$(5,798)	$—	$(97,045)
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
A summary of reclassifications out of each component of AOCIL for the three months ended September 30 follows:

AOCIL Component	Amount Reclassified From AOCIL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2023
Unrealized gains (losses) on securities available for sale
	$—	Net gains (losses) on securities available for sale
	—	Income tax expense
	$—	Reclassifications, net of tax

Unrealized losses on derivative instruments
	$72	Interest income
	15	Income tax expense
	$57	Reclassifications, net of tax

	$(57)	Total reclassifications for the period, net of tax

2022
Unrealized gains (losses) on securities available for sale
	$—	Net gains (losses) on securities available for sale
	—	Income tax expense
	$—	Reclassifications, net of tax

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
A summary of reclassifications out of each component of AOCIL for the nine months ended September 30 follows:

AOCIL Component	Amount Reclassified From AOCIL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2023
Unrealized gains (losses) on securities available for sale
	$(222)	Net gains (losses) on securities available for sale
	(47)	Income tax expense
	$(175)	Reclassifications, net of tax

Unrealized losses on derivative instruments
	$224	Interest income
	47	Income tax expense
	$177	Reclassifications, net of tax

	$(352)	Total reclassifications for the period, net of tax

2022
Unrealized gains (losses) on securities available for sale
	$(275)	Net gains (losses) on securities available for sale
	(58)	Income tax expense
	$(217)	Reclassifications, net of tax

15.    Revenue from Contracts with Customers
We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. We derive the majority of our revenue from financial instruments and their related contractual rights and obligations which for the most part are excluded from the scope of this topic. These sources of revenue that are excluded from the scope of this topic include interest income, net gains on mortgage loans, net gains (losses) on securities AFS, mortgage loan servicing, net and bank owned life insurance and were approximately 86.6% and 83.7% of total revenues for the nine month periods ending September 30, 2023 and 2022, respectively.
Material sources of revenue that are included in the scope of this topic include service charges on deposit accounts, other deposit related income, interchange income and investment and insurance commissions and are discussed in the following paragraphs. Generally these sources of revenue are earned at the time the service is delivered or over the course of a monthly period and do not result in any contract asset or liability balance at any given period end. As a result, there were no contract assets or liabilities recorded as of September 30, 2023 and December 31, 2022.
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
Net (gains) losses on other real estate and repossessed assets: We record a gain or loss from the sale of other real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. If we were to finance the sale of other real estate to the buyer, we would assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction is probable. Once these criteria are met, the other real estate asset would be derecognized and the gain or loss on sale would be recorded upon the transfer of control of the property to the buyer. There were no other real estate properties sold during the nine month periods ending September 30, 2023 and 2022 that were financed by us.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Disaggregation of our revenue sources by attribute follows:

	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
Three months ending September 30, 2023	(In thousands)
Retail
Overdraft fees	$2,090	$—	$—	$—	$2,090
Account service charges	1,079	—	—	—	1,079
ATM fees	—	457	—	—	457
Other	—	247	—	—	247
Business
Overdraft fees	140	—	—	—	140
ATM fees	—	13	—	—	13
Other	—	109	—	—	109
Interchange income	—	—	4,100	—	4,100
Asset management revenue	—	—	—	488	488
Transaction based revenue	—	—	—	388	388

Total	$3,309	$826	$4,100	$876	$9,111

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$826
Investment and insurance commissions					876
Bank owned life insurance (1)					124
Other (1)					1,609
Total					$3,435
(1)Excluded from the scope of ASC Topic 606.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
Three months ending September 30, 2022	(In thousands)
Retail
Overdraft fees	$2,492	$—	$—	$—	$2,492
Account service charges	436	—	—	—	436
ATM fees	—	318	—	—	318
Other	—	239	—	—	239
Business
Overdraft fees	154	—	—	—	154
ATM fees	—	8	—	—	8
Other	—	79	—	—	79
Interchange income	—	—	4,049	—	4,049
Asset management revenue	—	—	—	433	433
Transaction based revenue	—	—	—	316	316

Total	$3,082	$644	$4,049	$749	$8,524

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$644
Investment and insurance commissions					749
Bank owned life insurance (1)					59
Other (1)					1,138
Total					$2,590
(1)Excluded from the scope of ASC Topic 606.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
Nine months ending September 30, 2023	(In thousands)
Retail
Overdraft fees	$6,770	$—	$—	$—	$6,770
Account service charges	2,135	—	—	—	2,135
ATM fees	—	1,235	—	—	1,235
Other	—	756	—	—	756
Business
Overdraft fees	395	—	—	—	395
ATM fees	—	35	—	—	35
Other	—	312	—	—	312
Interchange income	—	—	10,660	—	10,660
Asset management revenue	—	—	—	1,389	1,389
Transaction based revenue	—	—	—	1,057	1,057

Total	$9,300	$2,338	$10,660	$2,446	$24,744

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$2,338
Investment and insurance commissions					2,446
Bank owned life insurance (1)					333
Other (1)					4,181
Total					$9,298
(1)Excluded from the scope of ASC Topic 606.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
Nine months ending September 30, 2022	(In thousands)
Retail
Overdraft fees	$7,497	$—	$—	$—	$7,497
Account service charges	1,209	—	—	—	1,209
ATM fees	—	905	—	—	905
Other	—	727	—	—	727
Business
Overdraft fees	429	—	—	—	429
ATM fees	—	22	—	—	22
Other	—	237	—	—	237
Interchange income	—	—	10,553	—	10,553
Asset management revenue	—	—	—	1,355	1,355
Transaction based revenue	—	—	—	814	814

Total	$9,135	$1,891	$10,553	$2,169	$23,748

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$1,891
Investment and insurance commissions					2,169
Bank owned life insurance (1)					302
Other (1)					3,635
Total					$7,997
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
Leases are classified as operating or finance leases at the lease commencement date (we did not have any finance leases as of September 30, 2023). Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. The ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of the lease payment over the lease term.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.
The cost components of our operating leases follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
Operating lease cost	$359	$410	$1,080	$1,233
Variable lease cost	24	25	72	66
Short-term lease cost	25	20	71	57
Total	$408	$455	$1,223	$1,356
Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities.
Supplemental balance sheet information related to our operating leases follows:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Lease right of use asset (1)	$5,231	$5,544
Lease liabilities (2)	$5,423	$5,769

Weighted average remaining lease term (years)	6.11	5.86
Weighted average discount rate	2.7%	2.4%
(1)Included in Accrued income and other assets in our Condensed Consolidated Statements of Financial Condition.
(2)Included in Accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition.
Maturity analysis of our lease liabilities at September 30, 2023 based on required contractual payments follows:

(In thousands)

Three months ending December 31, 2023	$351
2024	1,142
2025	1,075
2026	903
2027	714
2028 and thereafter	1,720
Total lease payments	5,905
Less imputed interest	(482)
Total	$5,423

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
Recent Developments. As explained in more detail below under Item 1A – “Risk Factors” – the closures of Silicon Valley Bank and Signature Bank earlier this year have impacted the financial services industry. These events have caused banks to reexamine their funding sources and liquidity risks and in some cases have caused deposit holders to reevaluate their banking relationships. As addressed below, we believe these events have caused little to no impact on our deposit base, aside from the mix and pricing of deposits, and that our liquidity and funding and capital resources remain strong. In the wake of these events, initiatives taken with our customer base included discussing how these events unfolded, reinforcing our current capital and liquidity positions and education to maximize FDIC insurance coverage. (See “Deposits and borrowings” and "Liquidity and capital resources").
Pressures from various global and national macroeconomic conditions, including heightened inflation, rising interest rates, elevated energy prices, supply chain disruptions, recent adverse weather conditions, concerns over the Russia-Ukraine war and the economic sanctions related thereto, escalating tensions in the Middle East, and foreign currency exchange rate fluctuations continue to create significant economic uncertainty. The extent to which these pressures may impact our business, results of operations, asset valuations, financial condition, and customers will depend on future developments, which continue to be highly uncertain and difficult to predict. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, securities available for sale ("AFS"), securities held to maturity ("HTM"), loans, capitalized mortgage loan servicing rights or deferred tax assets.

It is against this backdrop that we discuss our results of operations and financial condition for the third quarter of 2023 as compared to earlier periods.
RESULTS OF OPERATIONS
Summary. We recorded net income of $17.5 million and $17.3 million during the three months ended September 30, 2023 and 2022, respectively. The increase in 2023 third quarter results as compared to 2022 is due to decreases in the provision for credit losses and non-interest expense that were partially offset by decreases in net-interest income and non-interest income and an increase in income tax expense.
We recorded net income of $45.3 million and $48.3 million during the nine months ended September 30, 2023 and 2022, respectively. The decrease in 2023 year-to-date results as compared to 2022 is primarily due to an increase in the provision for credit losses and a decrease in non-interest income that was partially offset by an increase in net-interest income and decreases in non-interest expense and income tax expense.

Index
Key performance ratios

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income (annualized) to
Average assets	1.34%	1.40%	1.19%	1.35%
Average shareholders’ equity	18.68%	20.48%	16.62%	18.56%

Net income per common share
Basic	$0.84	$0.82	$2.16	$2.29
Diluted	0.83	0.81	2.14	2.27

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
Our net interest income totaled $39.4 million during the third quarter of 2023, a decrease of $0.5 million, or 1.2% from the year-ago period. This decrease primarily reflects a 24 basis point decrease in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”) that was partially offset by a $281.9 million increase in average interest-earning assets.
For the first nine months of 2023, net interest income totaled $116.2 million, an increase of $7.3 million, or 6.7% from 2022. This increase primarily reflects a $252.1 million increase in average interest-earning assets and a three basis point increase in our net interest margin.
The increase in average interest-earning assets in 2023 as compared to 2022 primarily reflects growth in commercial, mortgage and installment loans (year to date) funded from an increase in deposits.
The 24 basis point decrease in our net interest margin during the most recent three month period is attributed to a 144 basis point increase in interest expense as a percent of average interest-earning assets which was partially offset by a 120 basis point increase in interest income as a percent of average interest-earning assets. These increases are primarily attributed to the 450 basis point increase in the federal funds rate since June of 2022. Our net interest margin has been negatively impacted by changes in funding mix (such as shifting from non-interest bearing deposits to interest-bearing deposits and an increase in time deposits) as well as higher deposit pricing sensitivity to the increases in interest rates discussed above. This change in funding mix and pricing is expected to continue to have an impact on our net interest margin during 2023. See Asset/liability management.
Our net interest income is also impacted by our level of non-accrual loans. In the third quarter and first nine months of 2023, non-accrual loans averaged $4.4 million and $4.0 million, respectively. In the third quarter and first nine months of 2022, non-accrual loans averaged $4.0 million and $4.6 million, respectively. In addition, in the third quarter and first nine months of 2023 we had net recoveries of $0.1 million and $0.5 million, respectively of unpaid interest on loans placed on or taken off non-accrual or on loans previously charged-off compared to net recoveries of $0.1 million and $0.4 million, respectively, during the same periods in 2022.

Index
Average Balances and Tax Equivalent Rates

	Three Months Ended September 30,
	2023			2022
	Average Balance	Interest	Rate (2)	Average Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$3,687,637	$51,352	5.54%	$3,353,102	$37,019	4.39%
Tax-exempt loans (1)	6,897	85	4.89	7,519	92	4.85
Taxable securities	755,054	5,865	3.11	891,677	5,329	2.39
Tax-exempt securities (1)	316,157	3,813	4.82	334,526	2,727	3.26
Interest bearing cash	108,389	1,468	5.37	5,830	28	1.91
Other investments	18,074	271	5.95	17,653	192	4.32
Interest Earning Assets	4,892,208	62,854	5.12	4,610,307	45,387	3.92
Cash and due from banks	61,094			62,340
Other assets, net	238,812			212,194
Total Assets	$5,192,114			$4,884,841

Liabilities
Savings and interest-bearing checking	$2,598,170	12,272	1.87	$2,548,213	2,803	0.44
Time deposits	816,810	8,471	4.11	402,466	822	0.81
Other borrowings	139,199	2,262	6.45	124,531	1,403	4.47
Interest Bearing Liabilities	3,554,179	23,005	2.57	3,075,210	5,028	0.65
Non-interest bearing deposits	1,162,816			1,376,279
Other liabilities	102,452			98,232
Shareholders’ equity	372,667			335,120

Total liabilities and shareholders’ equity	$5,192,114			$4,884,841

Net Interest Income		$39,849			$40,359

Net Interest Income as a Percent of Average Interest Earning Assets			3.25%			3.49%
_________________________________
(1)Interest on tax-exempt loans and securities available for sale is presented on a fully tax equivalent basis assuming a marginal tax rate of 21%.
(2)Annualized

Index
Average Balances and Tax Equivalent Rates

	Nine Months Ended September 30,
	2023			2022
	Average Balance	Interest	Rate	Average Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$3,579,569	$143,203	5.34%	$3,155,410	$96,742	4.09%
Tax-exempt loans (1)	6,705	239	4.77	7,922	281	4.74
Taxable securities	788,654	17,668	2.99	978,668	14,831	2.02
Tax-exempt securities (1)	320,724	11,009	4.58	336,123	6,950	2.76
Interest bearing cash	71,355	2,769	5.19	36,761	94	0.34
Other investments	17,805	712	5.35	17,806	557	4.18
Interest Earning Assets	4,784,812	175,600	4.90	4,532,690	119,455	3.52
Cash and due from banks	59,163			59,851
Other assets, net	231,872			196,406
Total Assets	$5,075,847			$4,788,947

Liabilities
Savings and interest-bearing checking	$2,550,973	31,644	1.66	$2,528,655	4,232	0.22
Time deposits	745,983	20,320	3.64	365,245	1,376	0.50
Other borrowings	128,846	6,134	6.37	116,774	3,463	3.96
Interest Bearing Liabilities	3,425,802	58,098	2.27	3,010,674	9,071	0.40
Non-interest bearing deposits	1,184,548			1,342,228
Other liabilities	100,929			88,281
Shareholders’ equity	364,568			347,764

Total liabilities and shareholders’ equity	$5,075,847			$4,788,947

Net Interest Income		$117,502			$110,384

Net Interest Income as a Percent of Average Interest Earning Assets			3.28%			3.25%

_________________________________
(1)Interest on tax-exempt loans and securities available for sale is presented on a fully tax equivalent basis assuming a marginal tax rate of 21%.
(2)Annualized

Index
Reconciliation of Non-GAAP Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Net Interest Margin, Fully Taxable Equivalent ("FTE")

Net interest income	$39,427	$39,897	$116,218	$108,959
Add: taxable equivalent adjustment	422	462	1,284	1,425
Net interest income - taxable equivalent	$39,849	$40,359	$117,502	$110,384
Net interest margin (GAAP) (1)	3.21%	3.45%	3.25%	3.21%
Net interest margin (FTE) (1)	3.25%	3.49%	3.28%	3.25%
(1)Annualized.
Provision for credit losses. The provision for credit losses was an expense of $1.4 million and an expense of $3.1 million for the three months ended September 30, 2023 and 2022, respectively. During the nine-month periods ended September 30, 2023 and 2022, the provision for credit losses was an expense of $6.8 million and an expense of $4.0 million, respectively. The provision on loans reflects our assessment of the allowance for credit losses (the “ACL”) on loans taking into consideration factors such as loan growth, loan mix, levels of non-performing and classified loans, economic conditions and loan net charge-offs. While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors. See “Portfolio Loans and asset quality” for a discussion of the various components of the ACL on loans and their impact on the provision for credit losses on loans in 2023. The decrease in the provision for credit losses on loans from the prior year quarter to date period is primarily due to a decrease in the change in expected loss rates in our mortgage loan segment as well as a decline in loan growth rate.
The year-to-date provision for credit losses in 2023 compared to 2022, was relatively unchanged. The provision for credit losses on securities HTM in 2023 was an expense of $2.99 million as the result of a loss incurred on a $3.0 million corporate security (Signature Bank) that defaulted during the first quarter. This security was fully charged off during the first quarter of 2023.
Non-interest income. Non-interest income is a significant element in assessing our results of operations. Non-interest income totaled $15.6 million during the third quarter of 2023 compared to $16.9 million in the third quarter of 2022. For the first nine months of 2023, non-interest income totaled $41.6 million compared to $50.4 million for the first nine months of 2022.

Index
The components of non-interest income are as follows:
Non-Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Interchange income	$4,100	$4,049	$10,660	$10,553
Service charges on deposit accounts	3,309	3,082	9,300	9,135
Net gains on assets
Mortgage loans	2,099	2,857	5,475	4,945
Securities	—	—	(222)	(275)
Mortgage loan servicing, net	2,668	4,283	7,068	18,086
Investment and insurance commissions	875	750	2,446	2,170
Bank owned life insurance	124	59	333	302
Other	2,436	1,781	6,519	5,525
Total non-interest income	$15,611	$16,861	$41,579	$50,441
As reflected in the table below, the sale of mortgage loans dropped significantly on a quarterly and year to date basis in 2023 compared to 2022. Mortgage loan activity is summarized as follows:
Mortgage Loan Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Mortgage loans originated	$172,914	$209,041	$446,450	$796,918
Mortgage loans sold	115,269	157,511	321,140	522,213
Net gains on mortgage loans	2,099	2,857	5,475	4,945
Net gains as a percent of mortgage loans sold ("Loan Sales Margin")	1.82%	1.81%	1.70%	0.95%
Fair value adjustments included in the Loan Sales Margin	(0.32)	0.25	0.60	(0.54)
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
Net gains on mortgage loans totaled $2.1 million and $2.9 million during the third quarters of 2023 and 2022, respectively. For the first nine months of 2023 and 2022, net gains on mortgage loans totaled $5.5 million and $4.9 million, respectively. The decrease from the prior year quarter was primarily due to a decrease in mortgage loans sold. The increase from the prior year to date period, despite decrease in mortgage loans sold, was primarily due to the impact of fair value adjustments on certain unhedged construction loans during the first three quarters of 2022 as a result of the significant increase in interest rates during that period. During the the first three quarters of 2023, interest rates were less volatile and these construction loans were fully hedged.

Index
We recorded a net loss of $0.2 million and a net loss $0.3 million on securities AFS for the first nine months of 2023 and 2022, respectively. We recorded no credit related charges in either 2023 or 2022 on securities AFS. See “Securities” below and note #3 to the Condensed Consolidated Financial Statements.
Mortgage loan servicing, net, generated income of $2.7 million and $4.3 million in the third quarters of 2023 and 2022, respectively. For the first nine months of 2023 and 2022, mortgage loan servicing, net, generated income of $7.1 million and $18.1 million, respectively. The significant variances in mortgage loan servicing, net are primarily due to changes in the fair value of capitalized mortgage loan servicing rights associated with changes in interest rates and the associated expected future prepayment levels and expected float rates.
Mortgage loan servicing, net activity is summarized in the following table:
Mortgage Servicing Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Mortgage loan servicing, net:	(In thousands)
Revenue, net	$2,197	$2,190	$6,612	$6,397
Fair value change due to price	$1,556	$3,203	$3,364	$14,775
Fair value change due to pay-downs	$(1,085)	$(1,110)	$(2,908)	$(3,086)
Total	$2,668	$4,283	$7,068	$18,086

Activity related to capitalized mortgage loan servicing rights is as follows:
Capitalized Mortgage Loan Servicing Rights

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(In thousands)
Balance at beginning of period	$44,427	$39,477	$42,489	$26,232
Originated servicing rights capitalized	1,159	1,588	3,112	5,237
Change in fair value	471	2,093	456	11,689
Balance at end of period	$46,057	$43,158	$46,057	$43,158
At September 30, 2023 we were servicing approximately $3.55 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 3.82% and a weighted average service fee of approximately 25.6 basis points. Capitalized mortgage loan servicing rights at September 30, 2023 totaled $46.1 million, representing approximately 129.9 basis points on the related amount of mortgage loans serviced for others.
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
Other non-interest income increased on a comparative quarterly and year to date basis in 2023 as compared to 2022 due primarily to a gain on the sale of a vacant building (quarter to date only) as well as increases in swap fee income (year to date only), title insurance income (quarter to date only), ATM related income and bank owned life insurance income.
Non-interest expense. Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure.

Index
Non-interest expense decreased by $0.3 million to $32.0 million and decreased by $1.0 million to $95.2 million during the three- and nine-month periods ended September 30, 2023, respectively, compared to the same periods in 2022.
The components of non-interest expense are as follows:
Non-Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Compensation	$13,054	$12,839	$39,846	$37,807
Performance-based compensation	2,955	4,290	8,420	11,728
Payroll taxes and employee benefits	3,966	3,472	11,650	11,078
Compensation and employee benefits	19,975	20,601	59,916	60,613
Data processing	3,071	2,653	8,953	7,513
Occupancy, net	1,971	2,062	5,975	6,682
Interchange expense	1,119	927	3,222	3,200
Furniture, fixtures and equipment	927	987	2,782	3,074
FDIC deposit insurance	677	591	2,209	1,570
Communications	568	723	1,871	2,242
Loan and collection	520	772	1,718	1,978
Legal and professional	543	573	1,623	1,545
Advertising	360	345	1,286	1,585
Amortization of intangible assets	136	174	410	639
Supplies	135	147	363	431
Correspondent bank service fees	56	75	178	232
Net gains on other real estate and repossessed assets	1	(18)	18	(214)
Provision for loss reimbursement on sold loans	7	12	21	57
Costs related to unfunded lending commitments	451	382	76	676
Other	1,519	1,360	4,620	4,427
Total non-interest expense	$32,036	$32,366	$95,241	$96,250
Compensation and employee benefits expenses, in total, decreased $0.6 million on a quarterly comparative basis and decreased $0.7 million for the first nine months of 2023 compared to the same periods in 2022.
Compensation expense increased by $0.2 million and $2.0 million in the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022. These comparative increases in 2023 were primarily due to salary increases that were predominantly effective on January 1, 2023, and a decreased level of compensation that was deferred as direct origination costs due to lower mortgage loan origination volume.
Performance-based compensation decreased by $1.3 million and $3.3 million in the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022. The decrease is primarily due to lower expected incentive compensation payout for salaried and hourly employees and a decrease in mortgage lending related incentives attributed to the decline in mortgage lending
Data processing expense increased by $0.4 million and $1.4 million in the third quarter and first nine months of 2023, respectively, compared to the same prior year periods due in part to core data processor annual asset growth and CPI related cost increases as well as the prior year to date period including a credit from our core data processor related to certain expenses that had been previously paid and expensed.

Index
Loan and collection expense decreased by $0.3 million in both the third quarter and first nine months of 2023, respectively, compared to the same prior year periods due primarily to lower mortgage lending volume as well as to generally low level of problem credits.
Costs (recoveries) related to unfunded lending commitments increased (decreased) by $0.1 million and ($0.6) million in the third quarter and first nine months of 2023, respectively, compared to the same prior year periods. The decrease in the first nine months of 2023 is due primarily to a decrease in loss rates applied to lending commitments.
Income tax expense. We recorded an income tax expense of $4.1 million and $10.4 million in the third quarter and the first nine months of 2023, respectively. This compares to an income tax expense of $4.0 million and $10.9 million in the third quarter and the first nine months of 2022, respectively. The changes in expense for the first nine months of 2023 compared to the same period in 2022 is primarily due to changes in pretax income.
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
We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. The ultimate realization of this asset is primarily based on generating future income. We concluded at September 30, 2023 and 2022 and at December 31, 2022, that the realization of substantially all of our deferred tax assets continues to be more likely than not.
FINANCIAL CONDITION
Summary. Our total assets increased by $200.2 million during the first nine months of 2023. Loans, excluding loans held for sale, were $3.74 billion at September 30, 2023, compared to $3.47 billion at December 31, 2022. Commercial loans, mortgage loans and installment loans each increased during the first nine months of 2023. (See “Portfolio Loans and asset quality.”)
Deposits totaled $4.59 billion at September 30, 2023, an increase of $206.5 million from December 31, 2022. The increase in deposits from December 31, 2022, is due in part to the seasonal cash management needs of our business and municipal customers, new business customers and our increased use of brokered deposits.
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

Index
Securities Available for Sale

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Securities available for sale	(In thousands)
September 30, 2023	$773,027	$263	$88,649	$684,641
December 31, 2022	866,363	329	87,345	779,347
Securities Held to Maturity

	Carrying Value	Transferred Unrealized Loss (1)	ACL	Amortized Cost	Unrealized		Fair Value
					Gains	Losses
	(In thousands)
Securities held to maturity
September 30, 2023	$358,899	$20,399	$155	$379,453	$41	$70,295	$309,199
December 31, 2022	374,818	23,066	168	398,052	11	62,645	335,418
(1)Represents the remaining unrealized loss to be accreted on securities that were transferred from AFS to HTM on April 1, 2022.
Securities AFS in unrealized loss positions are evaluated quarterly for impairment related to credit losses. For securities AFS in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities AFS that do not meet this criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, adverse conditions specifically related to the security and the issuer and the impact of changes in market interest rates on the market value of the security, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss), net of applicable taxes. No ACL for securities AFS was needed at September 30, 2023. The decrease in unrealized losses during the first nine months of 2023 is attributed to pay downs of security balances, improvements in pricing metrics of securities issued by states and political subdivisions and par reversion. See note #3 to the Condensed Consolidated Financial Statements included within this report for further discussion.
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

Index
Sales of securities were as follows (See “Non-interest income.”):
Sales of Securities

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(In thousands)
Proceeds	$—	$—	$278	$70,523
Gross gains	—	—	—	164
Gross losses	—	—	222	439
Net gains (losses)	$—	$—	$(222)	$(275)
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
We generally retain loans that may be profitably funded within established risk parameters. (See “Asset/liability management.”) As a result, we may hold adjustable-rate and fixed rate jumbo mortgage loans as Portfolio Loans, while 15- and 30-year fixed-rate non-jumbo mortgage loans are generally sold to mitigate exposure to changes in interest rates. (See “Non-interest income.”) The retention of newly originated fixed rate jumbo mortgage loans has declined relative to the prior year as the growth in mortgage loans during the first nine months of 2023 has primarily been attributed to the origination of adjustable-rate mortgage loans as well as the continued advances on legacy fixed rate construction mortgage loans. (See “Asset/liability management.”).
A summary of our Portfolio Loans follows:

	September 30, 2023	December 31, 2022
	(In thousands)
Real estate(1)
Residential first mortgages	$1,228,762	$1,081,359
Residential home equity and other junior mortgages	154,779	138,944
Construction and land development	266,216	319,157
Other(2)	1,001,648	874,019
Consumer	633,475	624,047
Commercial	452,267	423,055
Agricultural	4,339	4,771
Total loans	$3,741,486	$3,465,352
_________________________________
(1)Includes both residential and non-residential commercial loans secured by real estate.
(2)Includes loans secured by multi-family residential and non-farm, non-residential property.

Index
Non-performing assets

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Non-accrual loans	$6,969	$5,381
Loans 90 days or more past due and still accruing interest	—	—
Subtotal	6,969	5,381
Less: Government guaranteed loans	2,254	1,660
Total non-performing loans	4,715	3,721
Other real estate and repossessed assets	443	455
Total non-performing assets	$5,158	$4,176

As a percent of Portfolio Loans
Non-performing loans	0.13%	0.11%
Allowance for credit losses	1.48	1.51
Non-performing assets to total assets	0.10	0.08
Allowance for credit losses as a percent of non-performing loans	1176.99%	1409.16
Non-performing loans have remained relatively stable as a percent of Portfolio Loans since year-end 2022, reflecting generally improving economic conditions and our ongoing collection efforts. Our collection and resolution efforts have generally resulted in a positive trend in non-performing loans.
Other real estate and repossessed assets totaled $0.44 million and $0.46 million at September 30, 2023, and December 31, 2022, respectively.
We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.
The following tables reflect activity in our ACL on loans, securities and unfunded lending commitments as well as the allocation of our ACL on loans.
Allowance for credit losses on loans and unfunded lending commitments

	Nine months ended September 30,
	2023			2022
	Loans	Securities	Unfunded Commitments	Loans	Securities	Unfunded Commitments
	(Dollars in thousands)
Balance at beginning of period	$52,435	$168	$5,080	$47,252	$—	$4,481
Additions (deductions)
Provision for credit losses	3,840	2,987	—	3,783	168	—
Recoveries credited to allowance	2,082	—	—	2,004	—	—
Assets charged against the allowance	(2,862)	(3,000)	—	(1,897)	—	—
Additions included in non-interest expense	—	—	76	—	—	676
Balance at end of period	$55,495	$155	$5,156	$51,142	$168	$5,157

Net loans charged (recovered) against the allowance to average Portfolio Loans	0.03%			0.00%

Index
Allocation of the Allowance for Credit Losses on Loans

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Specific allocations	$2,582	$2,078
Pooled analysis allocations	39,173	37,662
Additional allocations based on subjective factors	13,740	12,695
Total	$55,495	$52,435
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
The ACL increased $3.1 million to $55.5 million at September 30, 2023 from $52.4 million at December 31, 2022, and was equal to 1.48% and 1.51% of total Portfolio Loans at September 30, 2023, and December 31, 2022, respectively.
Since December 31, 2022, the ACL related to specific loans increased $0.5 million due primarily to one commercial loan addition in the second quarter that was partially offset by a partial charge-off of a different commercial loan during the first quarter. The ACL related to pooled analysis of loans increased $1.5 million due primarily to loan growth. The ACL related to subjective factors increased $0.6 million also reflecting loan growth.
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
Deposits totaled $4.59 billion and $4.38 billion at September 30, 2023, and December 31, 2022, respectively. The increase in deposits is primarily due to growth in reciprocal deposits, time deposits and brokered time deposits that were partially offset by decreases in non-interest bearing and savings and interest-bearing checking deposits. Reciprocal deposits totaled $799.9 million and $602.6 million at September 30, 2023 and December 31, 2022, respectively. These deposits represent demand, money market and time deposits from our customers that have been placed through IntraFi Network. This service allows our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.
We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be susceptible to outflow. Data relating to our deposit portfolios (excluding brokered time) follows:

Index

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Uninsured deposits (1)	$1,010,891	$975,938
Uninsured deposits as a percentage of deposits	23.2%	23.4%
Average deposit account size	$20.42	$19.33
Balance of top 100 largest depositors	$915,587	$752,924
Balance of top 100 depositors as a percentage of deposits	21.1%	18.1%
(1) These amounts exclude intercompany related deposits of $51.3 million and $55.2 million respectively. Uninsured deposits reported in our Call Report at September 30, 2023 and December 31, 2022 totaled $1,062.2 million and $1,031.2 million, respectively.
We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.
Other borrowings, comprised primarily of FRB and FHLB borrowings, totaled $50.0 million and $86.0 million at September 30, 2023, and December 31, 2022, respectively.
As described above, we have utilized wholesale funding, including federal funds purchased, FHLB and FRB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At September 30, 2023, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $1.09 billion, or 23.4% of total funding (deposits and all borrowings, excluding subordinated debt and debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all. Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.
We historically employed derivative financial instruments to manage our exposure to changes in interest rates. During the first nine months of 2023 and 2022, we entered into $92.9 million and $74.1 million (aggregate notional amounts), respectively, of interest rate swaps with commercial loan customers, which were offset with interest rate swaps that the Bank entered into with a broker-dealer. We recorded $1.5 million and $0.9 million of fee income related to these transactions during the first nine months of 2023 and 2022, respectively. See note #6 to the Condensed Consolidated Financial Statements included within this report for more information on our derivative financial instruments.
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
Our primary sources of funds include our deposit base, secured advances from the FHLB and FRB, federal funds purchased borrowing facilities with other banks, and access to the capital markets (for Brokered CDs). At September 30, 2023, in addition to liquidity available from our normal operating, funding and investing activities we had unused credit lines with the FHLB and FRB of approximately $989.9 million and $504.0 million, respectively. We also had approximately $812.3 million in fair value of unpledged securities AFS and HTM at September 30, 2023, which could be pledged for an estimated additional borrowing capacity at the FHLB and FRB of approximately $749.4 million.
At September 30, 2023, we had $770.3 million of time deposits that mature in the next 12 months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $3.77 billion of our deposits at September 30, 2023, were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally

Index
grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.
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
We also believe that the available cash on hand at the parent company (including time deposits) of approximately $46.6 million as of September 30, 2023, provides sufficient liquidity resources at the parent company to meet operating expenses, to make interest payments on the subordinated debt and debentures, and, along with dividends from the Bank, to pay projected cash dividends on our common stock.
Effective management of capital resources is critical to our mission to create value for our shareholders. In addition to common stock, our capital structure also currently includes subordinated debt and cumulative trust preferred securities.
Capitalization

	September 30, 2023	December 31, 2022
	(In thousands)
Subordinated debt	$39,491	$39,433
Subordinated debentures	39,711	39,660
Amount not qualifying as regulatory capital	(715)	(657)
Amount qualifying as regulatory capital	78,487	78,436
Shareholders’ equity
Common stock	317,145	320,991
Retained earnings	150,157	119,368
Accumulated other comprehensive income (loss)	(92,304)	(92,763)
Total shareholders’ equity	374,998	347,596
Total capitalization	$453,485	$426,032
In May 2020, we issued $40.0 million of fixed to floating subordinated notes with a ten year maturity and a five year call option. The initial coupon rate is 5.95% fixed for five years and then floats at the Secured Overnight Financing Rate (“SOFR”) plus 5.825%. These notes are presented in the Condensed Consolidated Statement of Financial Condition under the caption “Subordinated debt” and the September 30, 2023, balance of $39.5 million is net of remaining unamortized deferred issuance costs of approximately $0.5 million that are being amortized through the maturity date into interest expense on other borrowings and subordinated debt and debentures in our Condensed Consolidated Statements of Operations.
We currently have four special purpose entities with $39.7 million of outstanding cumulative trust preferred securities as of September 30, 2023. These special purpose entities issued common securities and provided cash to our parent company that in turn issued subordinated debentures to these special purpose entities equal to the trust preferred securities and common securities. The subordinated debentures represent the sole asset of the special purpose entities. The common securities and subordinated debentures are included in our Condensed Consolidated Statements of Financial Condition.
The FRB has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at September 30, 2023, and December 31, 2022.

Index
Common shareholders’ equity increased to $375.0 million at September 30, 2023, from $347.6 million at December 31, 2022. The increase is primarily due to earnings retention that was partially offset by share repurchases. Our tangible common equity (“TCE”) totaled $344.6 million and $316.7 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 6.67% and 6.37% at September 30, 2023, and December 31, 2022, respectively. TCE and the ratio of TCE to tangible assets are non-GAAP measures. TCE represents total common equity less goodwill and other intangible assets.
In December 2022, our Board of Directors authorized a 2023 share repurchase plan. Under the terms of the 2023 share repurchase plan, we are authorized to buy back up to 1,100,000, or approximately 5% of our outstanding common stock. During the first nine months of 2023 repurchases were made totaling 288,401 shares of common stock, for an aggregate purchase price of $5.0 million.
We pay a quarterly cash dividend on our common stock. These dividends totaled $0.69 per share and $0.66 per share in the first nine months of 2023 and 2022, respectively. We generally favor a dividend payout ratio between 30% and 50% of net income.
As of September 30, 2023 and December 31, 2022, our Bank (and holding company) continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards (also see note #10 to the Condensed Consolidated Financial Statements included within this report).
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
We employ simulation analyses to monitor our interest-rate risk profile and evaluate potential changes in our net interest income and market value of portfolio equity that result from changes in interest rates. The purpose of these simulations is to identify sources of interest-rate risk. The simulations do not anticipate any actions that we might initiate in response to changes in interest rates and, accordingly, the simulations do not provide a reliable forecast of anticipated results. The simulations are predicated on immediate, permanent and parallel shifts in interest rates and generally assume that current loan and deposit pricing relationships remain constant. The simulations further incorporate assumptions relating to changes in customer behavior, including changes in prepayment rates on certain assets and liabilities. At September 30, 2023, both our interest rate risk profile as measured by our short term earnings simulation and our longer term interest rate risk measure based on changes in economic value indicates exposure to rising rates. These measures have increased modestly from December 31, 2022 as an adverse impact of changes in our deposit mix were largely offset by a favorable impact of additional hedging and term funding transactions. In addition, at September 30, 2023 our simulation base-rate scenario for market value of portfolio equity declined from December 31, 2022 due primarily to the changes in our funding mix and change in deposit pricing betas. We are carefully monitoring the change in our funding mix as well as the composition of our earning assets and the impact of potential future changes in interest rates on our changes in market value of portfolio equity and changes in net interest income. As a result, we may add some longer-term borrowings, may utilize derivatives (interest rate swaps, interest rate caps and interest rate floors) to manage interest rate risk and may continue to sell some fixed rate jumbo and other portfolio mortgage loans in the future.

Index
CHANGES IN MARKET VALUE OF PORTFOLIO EQUITY, NET INTEREST INCOME AND NET INTEREST MARGIN

Change in Interest Rates	Market Value of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change	Net Interest Margin(3)	Percent Change
	(Dollars in thousands)
September 30, 2023
200 basis point rise	$400,200	(17.76)%	$169,200	(1.69)%	3.40%	(1.45)%
100 basis point rise	443,900	(8.78)	171,200	(0.52)	3.44	(0.29)
Base-rate scenario	486,600	—	172,100	—	3.45	—
100 basis point decline	524,000	7.69	171,100	(0.58)	3.43	(0.58)
200 basis point decline	563,800	15.87	169,500	(1.51)	3.40	(1.45)

December 31, 2022
200 basis point rise	$457,800	(15.86)%	$165,800	(0.90)%	3.46%	(0.86)%
100 basis point rise	500,700	(7.98)	167,000	(0.18)	3.49	—
Base-rate scenario	544,100	—	167,300	—	3.49	—
100 basis point decline	586,400	7.77	166,600	(0.42)	3.48	(0.29)
200 basis point decline	608,800	11.89	164,000	(1.97)	3.42	(2.01)
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
(2)Simulation analyses calculate the change in net interest income under immediate parallel shifts in interest rates over the next twelve months, based upon a static statement of financial condition, which includes debt and related financial derivative instruments, and do not consider loan fees or loan origination costs.
(3)Simulation analyses calculate the change in tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”) under immediate parallel shifts in interest rates over the next twelve months, based upon a static statement of financial condition, which includes debt and related financial derivative instruments, and do not consider loan fees or loan origination costs.
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
Item 4.
CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures.
With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended September 30, 2023, have concluded that, as of such date, our disclosure controls and procedures were effective.
(b)Changes in Internal Controls.
During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of the Company's common stock in lieu of fees otherwise payable to the director for his or her service as a director. A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board. Pursuant to this Plan, during the third quarter of 2023, the Company issued 523 shares of common stock to non-employee directors on a current basis and 4,995 shares of common stock to the trust for distribution to directors on a deferred basis. These shares were issued on October 1, 2023 representing aggregate fees of $0.09 million. The shares on a current basis were issued at a price of $16.96 per share and the shares on a deferred basis were issued at a price of $15.26 per share, representing 90% of the fair value of the shares on the credit date. The price per share was the consolidated closing bid price per share of the Company's common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules. The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.

Index
The following table shows certain information relating to repurchases of common stock for the three-months ended September 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
July 2023	—	$—	—	900,000
August 2023	88,460	19.15	88,401	811,599
September 2023	1,384	19.34	—	811,599
Total	89,844	$19.15	88,401	811,599
(1) August and September include 59 shares and 1,384 shares, respectively, withheld from the shares that would otherwise have been issued to certain officers in order to satisfy the the tax withholding obligations resulting from the vesting of restricted stock.
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

Date	November 3, 2023	By	/s/ Gavin A. Mohr
Gavin A. Mohr, Principal Financial Officer

Date	November 3, 2023	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer