Form 10-K
period 2023-12-31
INDEPENDENT BANK CORP /MI/
filed 2024-03-08
CIK 39311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2023 or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________to_____________

Commission file number	0-7818

INDEPENDENT BANK CORPORATION
(Exact name of Registrant as specified in its charter)

Michigan	38-2032782
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

4200 East Beltline, Grand Rapids, Michigan	49525
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(616) 527-5820
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, No Par Value	IBCP	NASDAQ
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b of the Act).
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2023, was $347,018,642.

The number of shares outstanding of the registrant's common stock as of March 7, 2024 was 20,905,513.

Documents incorporated by reference: Portions of our definitive proxy statement and annual report, to be delivered to shareholders in connection with the April 23, 2024 Annual Meeting of Shareholders, are incorporated by reference into Part I, Part II, Part III, and Part IV of this Form 10-K.
The Exhibit Index appears on Pages 24-25

FORWARD-LOOKING STATEMENTS
Statements in this Annual Report on Form 10-K that are not statements of historical fact, including statements that include terms such as "will," "may," "should," "believe," "expect," "forecast," "anticipate," "estimate," "project," "intend," "likely," "optimistic" and "plan" and statements about future or projected financial and operating results, plans, projections, objectives, expectations, and intentions, are forward-looking statements. Forward-looking statements include, but are not limited to, descriptions of plans and objectives for future operations, products or services; projections of our future revenue, earnings or other measures of economic performance; forecasts of credit losses and other asset quality trends; statements about our business and growth strategies; and expectations about economic and market conditions and trends. These forward-looking statements express our current expectations, forecasts of future events, or long-term goals. They are based on assumptions, estimates, and forecasts that, although believed to be reasonable, may turn out to be incorrect. Actual results could differ materially from those discussed in the forward-looking statements for a variety of reasons, including:
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
Our bank transacts business in the single industry of commercial banking. It offers a broad range of banking services to individuals and businesses, including checking and savings accounts, commercial lending, direct and indirect consumer financing, mortgage lending, and safe deposit box services. Our bank does not offer trust services. Our principal markets are the rural and suburban communities across Lower Michigan, which are served by the bank's main office in Grand Rapids, Michigan, and a total of 56 branches, two drive-thru facilities, and five Michigan based loan production offices. We also have one loan production facility in Ohio (Fairlawn). Most of our bank's branches provide full-service lobby and drive-thru services, as well as automatic teller machines (ATMs). In addition, we provide internet and mobile banking capabilities to our customers. We continue to see customer transaction volume declining at our bank offices and increasing through our electronic channels.
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
As of December 31, 2023, our bank had total loans (excluding loans held for sale) of $3.791 billion and total deposits of $4.623 billion.
As of December 31, 2023, we had 741 full-time employees and 91 part-time employees. We compete for talent and human resources with other financial services organizations within our geographic market, which is largely the lower peninsula of Michigan. The market for residential mortgage loan officers and support staff is particularly competitive given the competitive nature of those products. We strive to be an employer of choice by offering competitive compensation and benefits as well as fostering strong employee relations through our culture, training and growth opportunities, and similar measures. As a community-oriented bank, we believe it is especially important for our employees to engage with the communities in our market areas, and we encourage and provide opportunities for our employees to volunteer with local organizations in the markets served by our bank branches.
In addition to general banking services, we also offer investment services through a third party agreement with Cetera Investment Services LLC and title insurance services.

ITEM 1.    BUSINESS (continued)
On a consolidated basis, our principal sources of revenue are interest and fees on loans, other interest income, and non-interest income. The sources of revenue for the three most recent years are as follows:

	2023	2022	2021
Interest and fees on loans	68.1%	60.2%	54.3%
Other interest income	14.4	13.0	10.0
Non-interest income	17.5	26.8	35.7
	100.0%	100.0%	100.0%
Supervision and Regulation
The following is a summary of certain statutes and regulations affecting us. This summary is qualified in its entirety by reference to the particular statutes and regulations. A change in applicable laws or regulations may have a material effect on us and our bank.
General
Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, our growth and earnings performance can be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Federal Reserve, the Federal Deposit Insurance Corporation ("FDIC"), the Michigan Department of Insurance and Financial Services ("Michigan DIFS"), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies and any changes thereto can be significant and cannot necessarily be predicted.
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
Eligible bank holding companies that elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of non-banking activities, including securities and insurance activities and any other activity the Federal Reserve, in consultation with the U.S. Department of Treasury, (the "Treasury") determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank or financial holding companies. We have not applied for approval to operate as a financial holding company and have no current intention of doing so.
Capital Requirements. The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.
Under current federal regulations, our holding company is required to maintain the following minimum capital ratios: (1) a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, (2) a minimum ratio of Tier 1 capital to risk-weighted assets of 6%, (3) a minimum ratio of total capital to total risk-weighted assets of 8%, and (4) a minimum leverage ratio of 4%. A 2.5% common equity Tier 1 capital conservation buffer is also required. As of December 31, 2023, our holding company's capital ratios exceeded minimum requirements for the well-capitalized category.
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
Our Tier 1 capital as of December 31, 2023 includes $39.5 million of trust preferred securities (classified on our Consolidated Statements of Financial Condition as "Subordinated debentures"). The Federal Reserve has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities and certain other capital elements is limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit could be included in the Tier 2 capital, subject to restrictions. The provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act adopted in 2010 (the "Dodd-Frank Act") imposed additional limitations on the

ITEM 1.    BUSINESS (continued)
ability to include trust preferred securities as Tier 1 capital; however, these additional limitations do not apply to our outstanding trust preferred securities.
Our Tier 2 capital as of December 31, 2023 includes $40.0 million of subordinated notes that were issued during 2020 and mature May, 2030. Generally, for subordinated debt with a minimum maturity of five years, there is no limit on the amount of subordinated debt that can be included in Tier 2 capital.
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
Michigan DIFS Assessments. Michigan banks are required to pay supervisory fees to the Michigan DIFS to fund their operations. The amount of supervisory fees paid by a bank is based upon the bank's total assets, with surcharges imposed for certain banks with lower supervisory ratings.
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
As of December 31, 2023, our bank's ratios exceeded minimum requirements for the well-capitalized category.
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
Insider Transactions. Our bank is subject to certain restrictions imposed by the Federal Reserve Act on "covered transactions" with us or our subsidiaries, which include investments in our stock or other securities issued by us or our

ITEM 1.    BUSINESS (continued)
subsidiaries, the acceptance of our stock or other securities issued by us or our subsidiaries as collateral for loans, and extensions of credit to us or our subsidiaries. Certain limitations and reporting requirements are also placed on the deposit rates paid, and the amounts and terms of extensions of credit, by our bank to the directors and officers of the holding company, the bank, and the subsidiaries of the bank; to the principal shareholders of the holding company; and to "related interests" of such directors, officers, and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person becoming one of our directors or officers or a principal shareholder may obtain credit from banks with which our bank maintains a correspondent relationship.
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
Anti-Money Laundering and the USA PATRIOT Act. The bank is subject to a number of financial recordkeeping and anti-money laundering laws and regulations including the Bank Secrecy Act and the USA PATRIOT Act, as well as similar rules and guidelines implemented and enforced by the Department of the Treasury's Financial Crimes Enforcement Network ("FinCEN") and the Federal Financial Institutions Examination Council ("FFIEC"). These laws and regulations require the bank to take certain steps to prevent the use of the bank or its systems from facilitating the flow of illegal or illicit money or terrorist funds. These regulations include FinCEN's Customer Due Diligence Requirements for Financial Institutions, which is designed to identify and verify the identity of natural persons (known as beneficial owners) of legal entity customers who own, control and profit from companies when those companies open accounts.
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
Michigan permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Michigan DIFS, (1) the acquisition of Michigan banks by FDIC-insured banks or savings banks located in other states, (2) the sale by a Michigan bank of branches to an FDIC-insured bank or savings bank located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) the consolidation of Michigan banks and FDIC-insured banks or savings banks located in other states having laws permitting such consolidation, (4) the establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) the establishment by foreign banks of branches located in Michigan.
Replacement of LIBOR. In 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates the London Interbank Offered Rate ("LIBOR"), announced that it intended to stop persuading or compelling banks to submit rates for the calibration of LIBOR after 2021. On March 5, 2021, LIBOR’s administrator announced end dates for publication of LIBOR: December 31, 2021 for one-week and two-month USD LIBOR maturities and non-USD LIBOR maturities, and June 30, 2023 for all other tenors. Federal bank regulators issued guidance indicating that banks should "cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021."
The Federal Reserve and the Alternative Reference Rates Committee ("ARRC"), a steering committee comprised primarily of large U.S. financial institutions, have identified the Secured Overnight Financing Rate ("SOFR"), a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities, as a potential alternative to LIBOR, and the Federal Reserve announced final plans for the production of SOFR. In July 2021, the ARRC formally recommended the CME SOFR Term Rates. Whether SOFR will become a LIBOR replacement and the ultimate future of LIBOR remain uncertain. Some financial institutions have indicated an intent to use other rates in addition to SOFR. However, both Fannie Mae and Freddie Mac announced in 2020 that they would cease purchasing and issuing LIBOR-based products by the end of 2020 and began accepting mortgages based on SOFR.
We formed a cross-functional project team to lead this transition from LIBOR to an adoption of reference rates that include SOFR. Implementation of successor indices may lead to additional documentation requirements, compliance measures, financial impacts, and technology-related challenges, as well as potential disputes or litigation with customers and creditors. We utilized the timeline guidance published by the ARRC to develop and achieve internal milestones during this transitional period. We discontinued the use of new LIBOR-based loans and interest rate derivatives as of December 31, 2021, according to regulatory guidelines.

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
ITEM 1A.    RISK FACTORS
Investing in our common stock involves risks, including (among others) the following factors:
Risk Factors Relating to the Financial Services Industry

Pressures from various global and national macroeconomic events, including recessionary concerns, heightened inflation, uncertainty regarding future interest rates, foreign currency exchange rate fluctuations, recent adverse weather conditions, escalating tensions in the Middle East, the continuation of the Russia-Ukraine war, and potential governmental responses to these events have created, and continue to create, significant economic uncertainty and could materially and adversely impact our financial condition and performance.
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
Monetary and fiscal policies of various governmental and regulatory agencies, particularly the Federal Reserve, affect the financial services industry, directly and indirectly. The Federal Reserve regulates the supply of money and credit in the U.S., and its monetary and fiscal policies determine in a large part our cost of funds for lending and investing and the return that can be earned on such loans and investments. Changes in such policies, including changes in interest rates, will influence the origination of loans, the value of investments, the value of capitalized mortgage loan servicing rights, the generation of deposits, and the rates received on loans and investment securities and paid on deposits. Changes in monetary and fiscal policies are beyond our control and difficult to predict. Our financial condition and results of operations could be materially adversely impacted by changes in governmental monetary and fiscal policies.
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

Adverse developments affecting the financial services industry, including bank failures and the resulting liquidity concerns, may have a material effect on our business, financial condition, results of operations, or cash flows.
Recent developments and events within the financial services industry, including the closures of several banks in 2023 due to large-scale deposit withdrawals over a short period of time, created liquidity risks and concerns within the industry, as well as decreased confidence in banks among depositors, investors, and other counterparties. In general, these events have caused volatility and disruption in the capital markets, as well as reduced valuations of equity and other securities of banks, which may increase the risk of a potential recession. These failures also highlighted the importance of maintaining diversified funding sources. These market conditions and related factors may impact the competitive landscape for deposits in the financial services industry in an unpredictable manner.
Specifically, these developments and events may materially adversely impact our business, financial condition, results of operations, and/or cash flows, including through potential liquidity pressures, reduced net interest margins, and potential increased credit losses. They may also adversely impact the market price and volatility of our common stock. Government responses to these events may also adversely impact us. Our deposits are insured up to applicable limits by FDIC and are subject to deposit insurance premiums and assessments. The FDIC may increase premiums or impose special assessments on all banks to replenish the Deposit Insurance Fund to ensure that all depositors in failed banks are made whole at no cost to taxpayers. The 2023 bank failures may also prompt changes to laws or regulations governing banks, which could impact our profitability and business.
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
We are subject to extensive regulation, supervision and examination by the Federal Reserve, the FDIC, the Michigan DIFS, the SEC and other regulatory bodies. Such regulation and supervision govern the activities in which we may engage. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, limitations related to our securities, the classification of our assets, and the determination of the level of our allowance for credit losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material adverse impact on our business, financial condition or results of operations.
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

We face cybersecurity risks, including attacks targeting our systems and customers' systems.
Our business involves the collection, transmission, and storage of large amounts of sensitive data, including personally identifiable information of our customers and employees. The cybersecurity risks our business face include cyberattacks, other unauthorized access to data, loss or destruction of data, unavailability of service, and similar events. We are also susceptible to cybersecurity risks faced by third party vendors on which we rely for components of our business infrastructure and data processing and which often have access to the sensitive data of our customers.
While we have not to date experienced a security breach that has had a material impact on us, our business is very susceptible to cybersecurity risks, and it is possible we could experience a significant breach in the future that could materially impact our financial condition or results of operations. A material data breach or other cybersecurity incident affecting our business could result in significant reputational risk, loss of customers, legal claims, additional costs, financial loss, regulatory penalties, and similar damages. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, the continuing expansion of internet and mobile banking, and similar factors.
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
The operations of financial institutions such as us are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Prevailing economic conditions; the trade, fiscal and monetary policies of the federal government; and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which in turn significantly affect financial institutions' net interest income. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as federal government and corporate securities and other investment vehicles, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions. Our financial results could be materially adversely impacted by changes in financial market conditions.

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
Our loan customers may not repay their loans according to their respective terms, and the collateral securing the payment of these loans may be insufficient to cover any losses we may incur. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Non-performing loans amounted to $5.2 million and $3.7 million at December 31, 2023, and December 31, 2022, respectively. Our allowance for credit losses coverage ratio of non-performing loans was 1,044.69% and 1,409.16% at December 31, 2023, and December 31, 2022, respectively. The decrease in this coverage ratio in 2023 was primarily due to an increase in non-performing loans that was partially offset by an increase in the allowance for credit losses. In determining the size of the allowance for credit losses, we rely on our experience and our evaluation of current economic conditions. If our assumptions or judgments prove to be incorrect, our current allowance for credit losses may not be sufficient to cover certain credit losses inherent in our loan portfolio, and adjustments may be necessary to account for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance for credit losses would adversely impact our operating results.
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
We maintain diversified securities portfolios, which include obligations of the Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions, mortgage-backed securities, corporate securities and asset-backed securities. We seek to limit credit losses in our securities portfolios by principally purchasing highly rated securities (generally rated "AA" or higher by a major debt rating agency) and by conducting due diligence on the issuer. However, gross unrealized losses on securities available for sale and securities held to maturity in our portfolio totaled approximately $65.2 million and $55.9 million, respectively as of December 31, 2023 (compared to approximately $87.3 million and $62.6, respectively as of December 31, 2022). We believe these unrealized losses are temporary in nature and are expected to be recovered within a reasonable time period as we believe we have the ability to hold the securities to maturity or until such time as the unrealized losses reverse. We evaluate securities available for sale for other impairment related to credit at least quarterly and more frequently when economic or market concerns warrant such evaluation. Those evaluations may result in a provision for credit losses recorded in our earnings. We measure expected credit losses on securities held to maturity ("HTM") on a collective basis by major security type with each type sharing similar risk characteristics, and we consider historical credit loss information. We may, in the future, experience losses in our securities portfolios which may result in credit losses that could materially adversely affect our results of operations.

Our mortgage-banking revenues are susceptible to substantial variations, due in part to factors we do not control, such as market interest rates.
A portion of our revenues are derived from net gains on mortgage loans. These net gains primarily depend on the volume of loans we sell, which in turn depends on our ability to originate real estate mortgage loans and the demand for fixed-rate obligations and other loans that are outside of our established interest-rate risk parameters. Net gains on mortgage loans are also dependent upon economic and competitive factors as well as our ability to effectively manage exposure to changes in interest rates. Consequently, they can often be a volatile part of our overall revenues. We realized net gains of $7.4 million on mortgage loans during 2023 compared to $6.4 million during 2022 and $35.9 million during 2021.
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
Any future strategic acquisitions or divestitures may present additional risks to our business and operations.
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
The capital requirements applicable to banks and bank holding companies have been substantially revised in recent years. These more stringent capital requirements, and any other new regulations, could adversely affect our ability to pay dividends in the future, or could require us to reduce business levels or to raise capital, including in ways that may adversely affect our results of operations or financial condition and/or existing shareholders. Maintaining higher levels of capital may reduce our profitability and otherwise adversely affect our business, financial condition, or results of operations.
Declines in the businesses or industries of our customers could cause increased credit losses, which could adversely affect us.
Our business customer base consists, in part, of customers in businesses and industries that are sensitive to global economic conditions and supply chain factors, including businesses that operate within the automotive, real estate, retail, commercial and industrial (C&I), hotel, entertainment, and food service industries. Any decline in any of these industries or business sectors could cause increased credit losses, which in turn could adversely affect us.
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
The financial services industry experiences rapid technological change with regular introductions of new technology-driven products and services. The efficient and effective utilization of technology enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to market and deliver products and services that will satisfy customer demands, meet regulatory requirements, and create additional efficiencies in our operations. We may not be able to effectively develop or offer new technology-driven products and services or be successful in marketing or supporting these products and services to our customers, which could have a material adverse impact on our financial condition and results of operations.
Competitive product and pricing pressures among financial institutions within our markets may change.
We operate in a very competitive environment, which is characterized by competition from a number of other financial institutions in each market in which we operate. We compete with large national and regional financial institutions and with smaller financial institutions, including credit unions, in terms of products and pricing. We also compete with fintech companies, securities brokerage firms, insurance companies, and other non-depository institutions with respect to some of the products and services we offer. If we are unable to compete effectively in products and pricing in our markets, business could decline, which could have a material adverse effect on our business, financial condition or results of operations.
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
The financial services industry is very competitive. We not only vie for business opportunities with new customers, but also compete to maintain and expand the relationships we have with our existing customers. While we believe that we can continue to grow many of these relationships, we will continue to experience pressures to maintain these relationships as our competitors attempt to capture our customers, particularly as financial products and services similar to those we offer become more widely available and accessible via the internet and other technology. Failure to create new customer relationships and to maintain and expand existing customer relationships to the extent anticipated may adversely impact our earnings.
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
Catastrophic events, including, but not limited to, hurricanes, tornadoes, earthquakes, fires, floods, and pandemic outbreaks may adversely affect the general economy, financial and capital markets, specific industries, and us.
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
Accounting policies and processes are fundamental to how we record and report our financial condition and results of operations. We must exercise judgment in selecting and applying many of these accounting policies and processes so they comply with U.S. generally accepted accounting principles ("GAAP"). In some cases, we must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in our reporting materially different results than would have been reported under a different alternative.
We have identified certain accounting policies as being critical because they require us to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are subject to internal controls and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding management's judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements. See note #1, "Accounting Policies" in the Notes to Consolidated Financial Statements in our annual report, to be delivered to shareholders in connection with the April 23, 2024 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K).
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.    CYBERSECURITY
Cybersecurity Risk Assessment, Identification, and Management Processes
Our cybersecurity processes have been integrated into our risk management system.
We employ a comprehensive cybersecurity risk assessment program designed to evaluate threats, vulnerabilities, and the potential impact on our operations, data, and financial condition. This program is regularly reviewed and updated to address emerging risks. Our process for addressing risk is based on banking industry best practices outlined in FFIEC and National Institute of Standards and Technology (“NIST”) frameworks.
We engage various third-party service providers in connection with our cybersecurity processes.
We routinely engage consultants and other third parties to assist in the continued improvement and maintenance of our cybersecurity risk assessment program. These engagements are designed to enhance our cybersecurity posture, and we work closely with these experts to help us identify and address risks and vulnerabilities. Examples of these engagements include third party security assessments, security monitoring, and program review.
We closely oversee and monitor third-party cybersecurity service providers.
We maintain policies and procedures to oversee and identify cybersecurity risks associated with our third-party service providers, especially those with access to customer and employee data. Our selection and oversight of these providers incorporate cybersecurity considerations, including contractual and other mechanisms to mitigate risks. Our third-party oversight process follows published frameworks from NIST and FFIEC to account for risks throughout the entire engagement with our third-party vendors.
We consistently engage in proactive measures aimed at preventing, detecting, and effectively minimizing the impact of cybersecurity incidents. We maintain an incident response plan to swiftly respond to breaches, protect customer data, and minimize disruption to our operations. The incident response process is consistently tested and reviewed through simulated incidents and tabletop exercises with key stakeholders. To bolster our incident response process, we have robust business continuity, contingency, and recovery plans to ensure operational resilience during a cybersecurity incident.
We have not experienced a material cybersecurity breach, but risks from cybersecurity threats may impact our business strategy, results of operations, and financial condition.
No risks from any current or previous cybersecurity threats have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition, except to the extent that such strategy, operations, and conditions are affected by our employment of the cybersecurity risk assessment programs and procedures discussed in this Item. We have not, as of the date of this filing, experienced a cybersecurity breach that has materially affected our business or financial condition. However, because our business involves the collection, transmission, and storage of sensitive customer and employee data, we are susceptible to various cybersecurity threats, including cyberattacks, unauthorized access, and similar events. We employ ongoing processes and strategies to guard against those threats, as discussed in this Item.
Cybersecurity Governance
We recognize the value and importance of cybersecurity and data protection and understand the potential harm to our business from cybersecurity incidents. Accordingly, we place a high priority on mitigating risks associated with cybersecurity threats and any cybersecurity incidents.
Our Board of Directors and Chief Executive Officer, in collaboration with our Chief Information Officer and Chief Risk Officer, oversee cybersecurity processes, risks, and threats.
Rather than designate one specific board committee to cybersecurity risk management, our entire Board of Directors is responsible for overseeing our risk management. Our Chief Risk Officer is responsible for overseeing our risk management generally, working closely with our internal audit department. Our Chief Risk Officer regularly reports directly to the Board of Directors with respect to all areas of risk management.
With regard to cybersecurity specifically, we have a Cyber Information Security Officer who reports to our Chief Information Officer, with a dotted-line reporting relationship to our Chief Executive Officer, and collaborates regularly with our Chief Risk Officer and Risk Team. Our Cyber Information Security Officer meets with the Chief Executive Officer on a standard cadence and chairs a committee focused on cybersecurity with monthly reports made to our Risk Committee. Minutes from these meetings as well as select materials are shared with the full Board of Directors, and our Cyber Information Security Officer delivers an annual report to our Board of Directors.
In addition, our entire management team is actively engaged in assessing and managing material risks from cybersecurity threats. We have established a robust framework for identifying, preventing, mitigating, and remediating such risks.
We have an extensive and experienced team responsible for cybersecurity risk management.
Our current Cyber Information Security Officer has a comprehensive information technology background with over 20 years of experience in managing or assisting in managing cybersecurity risks.
To support the Cyber Information Security Officer in managing cybersecurity and our Chief Risk Officer in managing cybersecurity risks, we have established a cross-functional cybersecurity team that includes experts in various aspects of information security. This team of employees includes individuals with many years of prior combined work experience in cybersecurity and data protection. These individuals are responsible for the day-to-day implementation of our cybersecurity program, including providing immediate notice to our Cyber Information Security Officer and our Chief Risk Officer of any potential cybersecurity incidents.
We employ robust and comprehensive processes to respond to cybersecurity risks.
We employ a comprehensive set of processes to monitor and mitigate cybersecurity risks. These processes include:
a.24x7x365 Security Alert Monitoring
b.Network Monitoring
c.Firewalls
d.Vulnerability Assessment
e.Internal and External Security Assessments
f.Security Awareness Training Programs
g.Identity Management
h.Incident Response Plans
i.Data Encryption
These processes are regularly reviewed and updated to adapt to evolving cybersecurity threats.
Our cybersecurity personnel provide regular reports to the Board of Directors.
As noted above, our Chief Risk Officer, Cyber Information Security Officer, and cybersecurity team provide regular reports to the Board regarding cybersecurity risks, as well as a review of the processes described above. In particular, our Chief Risk Officer provides reports at every regularly scheduled Board meeting regarding our most material risks and the degree of exposure to these risks. Our management personnel are also required to provide more frequent updates to the Enterprise Risk Committee on major developments regarding cybersecurity matters. The Committee, in turn, provides regular updates to the Board on these matters.

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
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ADDITIONAL ITEM - EXECUTIVE OFFICERS
Our executive officers are appointed annually by our Board of Directors at the meeting of directors preceding the Annual Meeting of Shareholders. There are no family relationships among these officers and/or our directors nor any arrangement or understanding between any of these officers and any other person pursuant to which the officer was appointed.

The following sets forth certain information with respect to our executive officers at March 8, 2024.

Name (Age)	Position	First elected as an executive officer

William B. Kessel (59)	President, Chief Executive Officer and Director	2004

Gavin A. Mohr (40)	Executive Vice President and Chief Financial Officer(1)	2020

Stefanie M. Kimball (64)	Executive Vice President and Chief Risk Officer	2007

Joel Rahn (57)	Executive Vice President, Commercial Banking(2)	2021

Larry R. Daniel (60)	Executive Vice President, Operations and Retail Banking	2017

Patrick J. Ervin (58)	Executive Vice President, Mortgage Banking	2017

James J. Twarozynski (58)	Senior Vice President and Chief Accounting Officer	2002
(1)Mr. Mohr joined Independent Bank in September 2020, as Executive Vice President and Chief Financial Officer. Prior to joining Independent Bank, Mr. Mohr served as the Chief Financial Officer of STAR Financial Bank, ("STAR"), a $2.1 billion bank, located in Fort Wayne, Indiana. Prior to joining STAR, Mr. Mohr served as Treasurer of Yadkin Bank and Trust (Statesville, North Carolina) from 2013 to 2014.
(2)Mr. Rahn joined Independent Bank in April of 2018 as Senior Vice President Commercial Lending. He was promoted to Executive Vice President Commercial Banking in January, 2021. He has 34 years of commercial banking experience and has served in senior leadership positions for the past 17 years.

PART II.
ITEM 5.    MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The information set forth under the caption "Quarterly Summary" in our annual report, to be delivered to shareholders in connection with the April 23, 2024 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.
We maintain a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of our common stock in lieu of fees otherwise payable to the director for his or her service as a director. A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board. Pursuant to this Plan, during the fourth quarter of 2023, we issued 483 shares of common stock to non-employee directors on a current basis and 4,619 shares of common stock to the trust for distribution to directors on a deferred basis. These shares were issued on October 1, 2023, representing aggregate fees of $0.09 million. The shares issued on a current basis were issued at a price of $18.34 per share and the shares to be issued on a deferred basis were issued at a price of $16.51 per share, representing 90% of the fair value of the shares on the credit date. The per-share value used was the consolidated closing bid price per share of our common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules. We issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table shows certain information relating to purchases of common stock for the three- months ended December 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan(2)
October 2023	13,870	$18.94	10,200	801,399
November 2023	294	21.05	—	801,399
December 2023	84	22.61	—	—
Total	14,248	$19.00	10,200	—
(1) Each of October, November and December include 3,670 shares, 294 shares and 84 shares, respectively, withheld from the shares that would otherwise have been issued to certain officers in order to satisfy the tax withholding obligations and/or stock option exercise price resulting from the exercise of stock options.
(2) The share repurchase plan we had in place for 2023 was announced on December 21, 2022, and expired on December 31, 2023. It authorized the repurchase during 2023 of up to 1,100,000 shares of our outstanding common stock.
ITEM 6.    [RESERVED]
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report, to be delivered to shareholders in connection with the April 23, 2024 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Asset/liability management" in our annual report, to be delivered to shareholders in connection with the April 23, 2024 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements and the independent auditor's report are set forth in our annual report, to be delivered to shareholders in connection with the April 23, 2024 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and are incorporated herein by reference.

Management's Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition at December 31, 2023 and 2022

Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021

Notes to Consolidated Financial Statements
The supplementary data required by this item set forth under the caption "Quarterly Financial Data (Unaudited)" in our annual report, to be delivered to shareholders in connection with the April 23, 2024 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.
The portions of our annual report, to be delivered to shareholders in connection with the April 23, 2024 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), which are not specifically incorporated by reference as part of this Form 10-K are not deemed to be a part of this report.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
1.Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the year ended December 31, 2023 (the "Evaluation Date"), have concluded that, as of such date, our disclosure controls and procedures were effective.
2.Internal Control Over Financial Reporting. "Management's Annual Report on Internal Control Over Financial Reporting" and our independent registered public accounting firm's audit of internal control over financial reporting as of December 31, 2023 included within the "Report of Independent Registered Public Accounting Firm," each as set forth in our annual report, to be delivered to shareholders in connection with the April 23, 2024 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K) are incorporated herein by reference.

ITEM 9B.    OTHER INFORMATION

During the fourth quarter of 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 Trading Arrangement" or "Non-Rule 10b5‑1 Trading Arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS - The information with respect to our directors set forth under the caption "Proposal I Submitted for Your Vote -- Election of Directors" in our definitive proxy statement, to be delivered to shareholders in connection with the April 23, 2024 Annual Meeting of Shareholders, is incorporated herein by reference.
BENEFICIAL OWNERSHIP REPORTING – The information set forth under the caption "Delinquent Section 16(a) Reports" in our definitive proxy statement, to be delivered to shareholders in connection with the April 23, 2024 Annual Meeting of Shareholders, is incorporated herein by reference.
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
CORPORATE GOVERNANCE – Information relating to our audit committee, set forth under the captions "Board Committees and Functions" and "Determination of Independence of Board Members" in our definitive proxy statement, to be delivered to shareholders in connection with the April 23, 2024 Annual Meeting of Shareholders, is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information set forth under the captions "Executive Compensation," "Director Compensation," “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our definitive proxy statement, to be delivered to shareholders in connection with the April 23, 2024 Annual Meeting of Shareholders, is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth under the captions "Voting Securities and Record Date", "Proposal I Submitted for Your Vote -- Election of Directors" and "Securities Ownership of Management" in our definitive proxy statement, to be delivered to shareholders in connection with the April 23, 2024 Annual Meeting of Shareholders, is incorporated herein by reference.
We maintain certain equity compensation plans under which our common stock is authorized for issuance to employees and directors, including our Deferred Compensation and Stock Purchase Plan for Non-employee Directors and our Long-Term Incentive Plan.

The following sets forth certain information regarding our equity compensation plans as of December 31, 2023.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	11,724	$11.73	496,362

Equity compensation plan not approved by security holders	None	N/A	74,941
The equity compensation plan not approved by security holders referenced above is our Deferred Compensation and Stock Purchase Plan for Non-employee Directors. This plan allows our non-employee directors to defer payment of all or a part of their director fees and to receive shares of common stock in lieu of cash for these fees. Under the plan, each non-employee director may elect to participate in a Current Stock Purchase Account, a Deferred Cash Investment Account, or a Deferred Stock Account. A Current Stock Purchase Account is credited with shares of our common stock having a fair market value equal to the fees otherwise payable. A Deferred Cash Investment Account is credited with an amount equal to the fees deferred and on each quarterly credit date with an appreciation factor that may not exceed the prime rate of interest charged by our bank. A Deferred Stock Account is credited with the amount of fees deferred and converted into stock units based on 90% of the fair market value of our common stock at the time of the deferral. Amounts in the Deferred Stock Account are credited with cash dividends and other distributions on our common stock. Fees credited to a Deferred Cash Investment Account or a Deferred Stock Account are deferred for income tax purposes. This plan does not provide for distributions of amounts deferred prior to a participant's termination as a non-employee director. Participants may generally elect either a lump sum or installment distribution.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth under the captions "Transactions Involving Management" and "Determination of Independence of Board Members" in our definitive proxy statement, to be delivered to shareholders in connection with the April 23, 2024 Annual Meeting of Shareholders, is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth under the caption "Disclosure of Fees Paid to our Independent Auditors" in our definitive proxy statement, to be delivered to shareholders in connection with the April 23, 2024 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV.
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.
Financial Statements
All of our financial statements are incorporated herein by reference as set forth in the annual report to be delivered to shareholders in connection with the April 23, 2024 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K.)

	2.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located below.
EXHIBIT INDEX
Exhibit number and description
EXHIBITS FILED HEREWITH

10.9*	Form of Restricted Share Agreement as executed with certain executive officers.
13
Annual report, relating to the April 23, 2024 Annual Meeting of Shareholders. This annual report will be delivered to our shareholders in compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended.

21	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm (Crowe LLP).
24	Power of Attorney (included on page 26).
31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Independent Bank Corporation Clawback Policy
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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

EXHIBITS INCORPORATED BY REFERENCE

3.1	Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to our quarterly report on Form 10-Q filed November 3, 2017).
3.2	Amended and Restated Bylaws (incorporated here by reference to Exhibit 3.2 to our annual report on Form 10-K filed March 7, 2017).
4.1	Description of Registrant’s Common Stock (incorporated here by reference to Exhibit 4 to our annual report on Form 10-K filed March 6, 2020).
4.2	Form of 5.95% Fixed-to-Floating Rate Subordinated Note due 2030 (included as Exhibit A to the Form of Subordinated Note Purchase Agreement filed as Exhibit 10.8 to this Annual Report on Form 10-K).
10.1*	The form of Indemnity Agreement, as executed with all of the directors of the registrant (incorporated herein by reference to Exhibit 10.3 to the Form S-4 we filed on December 29, 2017).
10.2*	The form of Management Continuity Agreement as executed with executive officers and certain senior managers (incorporated herein by reference to Exhibit 10.4 to the Form S-4 we filed on December 29, 2017).
10.3*	2021 Independent Bank Corporation Long-Term Incentive Plan, effective April 20, 2021 (incorporated herein by reference to Appendix A to our proxy statement filed on Schedule 14A on March 5, 2021).
10.4*	Amended and Restated Deferred Compensation and Stock Purchase Plan for Nonemployee Directors, as amended through March 19, 2019 (incorporated herein by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed May 3, 2019).
10.5*	Form of TSR Performance Share Award Agreement as executed with certain executive officers (incorporated herein by reference to Exhibit 10.12 to our annual report on Form 10-K filed March 7, 2014).
10.6*	Summary of Independent Bank Corporation Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.10 to our annual report on Form 10-K filed March 6, 2015).
10.7	Form of Subordinated Note Purchase Agreement dated May 27, 2020, by and among Independent Bank Corporation and the Purchasers (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 27, 2020).
10.8*
Form of Long-Term Incentive Plan Performance Share Award Agreement as executed with certain executive officers (incorporated herein by reference to Exhibit 10.9 to our annual report on Form 10-K filed March 3, 2023).

*Represents a compensation plan.
ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INDEPENDENT BANK CORPORATION

s/Gavin A. Mohr	By: Gavin A. Mohr, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 8, 2024

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

William B. Kessel, President, Chief Executive Officer, and Director (Principal Executive Officer)	s/William B. Kessel	March 8, 2024
Gavin A. Mohr, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	s/Gavin A. Mohr	March 8, 2024
James J. Twarozynski, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	s/James J. Twarozynski	March 8, 2024

Michael M. Magee, Jr. Chairperson and Director	s/Michael M. Magee, Jr.	March 8, 2024

Dennis W. Archer, Jr., Director	s/Dennis W. Archer, Jr.	March 8, 2024

Terance L. Beia, Director	s/Terance L. Beia	March 8, 2024

William J. Boer, Director	s/William J. Boer	March 8, 2024

Joan A. Budden, Director	s/Joan A. Budden	March 8, 2024

Michael J. Cok, Director	s/Michael J. Cok	March 8, 2024

Stephen L. Gulis, Jr., Director	s/Stephen L. Gulis, Jr.	March 8, 2024

Christina L. Keller, Director	s/Christina L. Keller	March 8, 2024

William B. Kessel, Director	s/William B. Kessel	March 8, 2024

Ronia F. Kruse, Director	s/Ronia F. Kruse	March 8, 2024

Matthew J. Missad, Director	s/Matthew J. Missad	March 8, 2024