Form 10-Q
period 2024-03-31
INDEPENDENT BANK CORP /MI/
filed 2024-05-03
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2024
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
YES ☐ NO ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, no par value, 20,902,444 as of May 2, 2024.

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
This list provides examples of factors that could affect the results described by forward-looking statements contained in this report, but the list is not intended to be all-inclusive. The risk factors disclosed in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as updated by any new or modified risk factors disclosed in Part II – Item 1A of any subsequently filed Quarterly Report on Form 10-Q, include the known risks our management believes could materially affect the results described by forward-looking statements in this report. However, those risks may not be the only risks we face. Our results of operations, cash flows, financial position, and prospects could also be materially and adversely affected by additional factors that are not presently known to us that we currently consider to be immaterial, or that develop after the date of this report. We cannot assure you that our future results will meet expectations. While we believe the forward-looking statements in this report are reasonable, you should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. We do not undertake, and expressly disclaim, any obligation to update or alter any statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Index

Part I - Item 1.	INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	March 31, 2024	December 31, 2023
	(Unaudited)
	(In thousands, except share amounts)
Assets
Cash and due from banks	$41,646	$68,208
Interest bearing deposits	120,198	101,573
Cash and Cash Equivalents	161,844	169,781
Securities available for sale	613,620	679,350
Securities held to maturity (fair value of $311,013 at March 31, 2024 and $318,606 at December 31, 2023 )	349,957	353,988
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	16,821	16,821
Loans held for sale, carried at fair value	8,935	12,063
Loans
Commercial	1,735,284	1,679,731
Mortgage	1,490,441	1,485,872
Installment	614,240	625,298
Total Loans	3,839,965	3,790,901
Allowance for credit losses	(56,313)	(54,658)
Net Loans	3,783,652	3,736,243
Other real estate and repossessed assets, net	1,059	569
Property and equipment, net	34,587	35,523
Bank-owned life insurance	53,633	54,341
Capitalized mortgage loan servicing rights, carried at fair value	43,577	42,243
Other intangibles	1,875	2,004
Goodwill	28,300	28,300
Accrued income and other assets	133,395	132,500
Total Assets	$5,231,255	$5,263,726

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$1,034,605	$1,076,093
Savings and interest-bearing checking	1,935,451	1,905,701
Reciprocal	893,643	832,020
Time	570,130	524,325
Brokered time	148,585	284,740
Total Deposits	4,582,414	4,622,879
Other borrowings	49,977	50,026
Subordinated debt	39,529	39,510
Subordinated debentures	39,745	39,728
Accrued expenses and other liabilities	104,020	107,134
Total Liabilities	4,815,685	4,859,277
Commitments and contingent liabilities
Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 20,903,677 shares at March 31, 2024 and 20,835,633 shares at December 31, 2023	317,099	317,483
Retained earnings	170,100	159,108
Accumulated other comprehensive loss	(71,629)	(72,142)
Total Shareholders’ Equity	415,570	404,449
Total Liabilities and Shareholders’ Equity	$5,231,255	$5,263,726
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2024	2023
	(Unaudited)
	(In thousands, except per share amounts)
Interest Income
Interest and fees on loans	$55,043	$44,294
Interest on securities
Taxable	5,251	5,884
Tax-exempt	3,391	3,083
Other investments	1,441	675
Total Interest Income	65,126	53,936
Interest Expense
Deposits	22,810	13,760
Other borrowings and subordinated debt and debentures	2,119	1,735
Total Interest Expense	24,929	15,495
Net Interest Income	40,197	38,441
Provision for credit losses	744	2,160
Net Interest Income After Provision for Credit Losses	39,453	36,281
Non-interest Income
Interchange income	3,151	3,205
Service charges on deposit accounts	2,872	2,857
Net gains (losses) on assets
Mortgage loans	1,364	1,256
Securities available for sale	(269)	(222)
Mortgage loan servicing, net	2,725	726
Other	2,718	2,729
Total Non-interest Income	12,561	10,551
Non-interest Expense
Compensation and employee benefits	20,770	19,339
Data processing	3,255	2,991
Occupancy, net	2,074	2,159
Interchange expense	1,097	1,049
Furniture, fixtures and equipment	954	926
FDIC deposit insurance	782	783
Communications	615	668
Loan and collection	512	578
Advertising	491	495
Legal and professional	486	607
Costs (recoveries) related to unfunded lending commitments	(652)	(475)
Other	1,809	1,837
Total Non-interest Expense	32,193	30,957
Income Before Income Tax	19,821	15,875
Income tax expense	3,830	2,884
Net Income	$15,991	$12,991
Net Income Per Common Share
Basic	$0.77	$0.62
Diluted	$0.76	$0.61
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three months ended March 31,
	2024	2023
	(Unaudited - In thousands)

Net income	$15,991	$12,991
Other comprehensive income
Securities available for sale
Unrealized gains arising during period	1,524	14,393
Accretion of net unrealized losses on securities transferred to held to maturity	820	850
Reclassification adjustments for losses included in earnings	269	222
Unrealized gains recognized in other comprehensive income on securities available for sale	2,613	15,465
Income tax expense	549	3,248
Unrealized gains recognized in other comprehensive income on securities available for sale, net of tax	2,064	12,217
Derivative instruments
Unrealized losses arising during period	(2,229)	(420)
Reclassification adjustment for expense recognized in earnings	266	84
Unrealized losses recognized in other comprehensive income on derivative instruments	(1,963)	(336)
Income tax benefit	(412)	(71)
Unrealized losses recognized in other comprehensive income on derivative instruments, net of tax	(1,551)	(265)
Other comprehensive income	513	11,952
Comprehensive income	$16,504	$24,943
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2024	2023
	(Unaudited - In thousands)
Net Income	$15,991	$12,991
Adjustments to Reconcile Net Income to Net Cash From Operating Activities
Proceeds from sales of loans held for sale	75,178	65,428
Disbursements for loans held for sale	(70,800)	(54,430)
Provision for credit losses	744	2,160
Deferred income tax expense	1,535	1,436
Net deferred loan fees (costs)	127	160
Net depreciation, amortization of intangible assets and premiums and accretion of discounts on securities and loans	2,509	2,425
Net gains on mortgage loans	(1,364)	(1,256)
Net losses on securities available for sale	269	222
Share based compensation	591	569
(Increase) decrease in accrued income and other assets	(3,324)	1,786
Decrease in accrued expenses and other liabilities	(623)	(8,106)
Total Adjustments	4,842	10,394
Net Cash From Operating Activities	20,833	23,385
Cash Flow Used in Investing Activities
Proceeds from the sale of securities available for sale	37,273	278
Proceeds from the sale of securities held to maturity previously charged off	1,125	—
Proceeds from maturities, prepayments and calls of securities available for sale	27,484	27,742
Proceeds from maturities, prepayments and calls of securities held to maturity	2,724	3,334
Purchases of securities held to maturity	—	(400)
Net increase in portfolio loans (loans originated, net of principal payments)	(58,407)	(66,329)
Proceeds from the sale of portfolio loans	6,808	41,237
Proceeds from bank-owned life insurance	889	—
Proceeds from the sale of other real estate and repossessed assets	172	243
Proceeds from the sale of property and equipment	299	174
Capital expenditures	(676)	(1,325)
Net Cash Used in Investing Activities	17,691	4,954
Cash Flow From Financing Activities
Net increase (decrease) in total deposits	(40,465)	165,680
Net decrease in other borrowings	(22)	(60,977)
Proceeds from Federal Home Loan Bank Advances	—	95,000
Payments of Federal Home Loan Bank Advances	—	(70,000)
Dividends paid	(4,999)	(4,860)
Proceeds from issuance of common stock	—	48
Share based compensation withholding obligation	(975)	(582)
Net Cash From Financing Activities	(46,461)	124,309
Net Increase (Decrease) in Cash and Cash Equivalents	(7,937)	152,648
Cash and Cash Equivalents at Beginning of Period	169,781	74,371
Cash and Cash Equivalents at End of Period	$161,844	$227,019
Cash paid during the period for
Interest	$24,962	$13,697
Income taxes	—	—
Transfers to other real estate and repossessed assets	586	241
Right of use assets obtained in exchange for lease obligations	2,119	400
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(Dollars in thousands, except per share amounts)
Balances at January 1, 2024	$317,483	$159,108	$(72,142)	$404,449
Net income, three months ended March 31, 2024	—	15,991	—	15,991
Cash dividends declared, $0.24 per share	—	(4,999)	—	(4,999)
Share based compensation (issuance of 102,324 shares of common stock)	591	—	—	591
Share based compensation withholding obligation (withholding of 39,683 shares of common stock)	(975)	—	—	(975)
Other comprehensive income	—	—	513	513
Balances at March 31, 2024	$317,099	$170,100	$(71,629)	$415,570

Balances at January 1, 2023	$320,991	$119,368	$(92,763)	$347,596
Net income, three months ended	—	12,991	—	12,991
Cash dividends declared, $0.23 per share	—	(4,860)	—	(4,860)
Issuance of 15,500 shares of common stock	48	—	—	48
Share based compensation (issuance of 86,394 shares of common stock)	569	—	—	569
Share based compensation withholding obligation (withholding of 27,562 shares of common stock)	(582)	—	—	(582)
Other comprehensive income	—	—	11,952	11,952
Balances at March 31, 2023	$321,026	$127,499	$(80,811)	$367,714
See notes to interim condensed consolidated financial statements (Unaudited)

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Preparation of Financial Statements
The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2023 included in our Annual Report on Form 10-K.
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of March 31, 2024 and December 31, 2023, and the results of operations for the three-month periods ended March 31, 2024 and 2023. The results of operations for the three-month periods ended March 31, 2024, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the prior period condensed consolidated financial statements to conform to the current period presentation. Our critical accounting policies include the determination of the allowance for credit losses (“ACL”) and the valuation of capitalized mortgage loan servicing rights. Refer to our 2023 Annual Report on Form 10-K for a disclosure of our accounting policies.
2.    New Accounting Standards
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, ‘‘Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting’’ and in December 2022 the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848". These new ASUs provide temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. Entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. Entities that make such elections would not have to remeasure contracts at the modification date or reassess a previous accounting determination. Entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met.
We had formed a cross-functional project team to lead the transition from LIBOR to a planned adoption of reference rates which included Secured Overnight Financing Rate (“SOFR”). We utilized the timeline guidance published by the Alternative Reference Rates Committee to develop and achieve internal milestones during the transitional period. We discontinued the use of new LIBOR-based loans as of December 31, 2021, according to regulatory guidelines. We also discontinued the use of new LIBOR based interest rate derivatives as of December 31, 2021. The amended guidance under Topic 848 and our ability to elect its temporary optional expedients and exceptions are effective for us through December 31, 2024.
In March, 2023, the FASB issued ASU 2023-02, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force)". This ASU expands the use of the proportional amortization method of accounting — currently allowed only for investments in low-income housing tax credit ("LIHTC") structures — to equity investments in other tax credit structures that meet certain criteria. Common tax credit programs that investors access via tax equity structures and that may now be eligible for application of the proportional amortization method include: new markets tax credits, historic rehabilitation tax credit programs, and renewable energy tax credit programs. This ASU takes effect in reporting periods beginning after December 15, 2023, with early adoption permitted. The adoption of this ASU on January 1, 2024, did not have a material impact on our Condensed Consolidated Financial Statements.
In November, 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 323): Improvements to Reportable Segment Disclosures". This ASU enhances disclosures of significant segment expenses by requiring entities to disclose significant segment expenses regularly provided to the chief operating decision maker, extend certain annual disclosures to interim periods, and permit more than one measure of segment profit or loss to be reported under certain conditions. This ASU takes effect for annual reporting periods beginning after December 15, 2023 and interim periods within fiscal years

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
beginning after December 15, 2024. Early adoption is permitted. We do not expect the adoption of this ASU to have a material impact on our Condensed Consolidated Financial Statements.
In December, 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". This ASU modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). This ASU also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. This ASU takes effect in reporting periods beginning after December 15, 2024, with early adoption permitted. We do not expect the adoption of this ASU to have a material impact on our Condensed Consolidated Financial Statements.

3.    Securities
Securities available for sale (“AFS”) consist of the following:

	Amortized Cost	Unrealized
		Gains	Losses	Fair Value
	(In thousands)
March 31, 2024
U.S. agency	$9,770	$3	$848	$8,925
U.S. agency residential mortgage-backed	88,010	6	9,521	78,495
U.S. agency commercial mortgage-backed	13,464	—	1,409	12,055
Private label mortgage-backed	90,761	255	6,246	84,770
Other asset backed	66,083	17	1,267	64,833
Obligations of states and political subdivisions	331,399	234	38,417	293,216
Corporate	76,056	—	5,673	70,383
Trust preferred	984	—	41	943
Total	$676,527	$515	$63,422	$613,620

December 31, 2023
U.S. agency	$10,299	$5	$797	$9,507
U.S. agency residential mortgage-backed	90,195	3	8,981	81,217
U.S. agency commercial mortgage-backed	13,706	—	1,409	12,297
Private label mortgage-backed	93,527	249	7,307	86,469
Other asset backed	114,867	3	1,939	112,931
Obligations of states and political subdivisions	341,177	204	38,644	302,737
Corporate	79,296	—	6,046	73,250
Trust preferred	983	—	41	942
Total	$744,050	$464	$65,164	$679,350

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Securities held to maturity (“HTM”) consist of the following:

	Carrying Value	Transferred Unrealized Loss (1)	ACL	Amortized Cost	Unrealized		Fair Value
					Gains	Losses
	(In thousands)
March 31, 2024
U.S. agency	$25,672	$1,572	$—	$27,244	$—	$5,098	$22,146
U.S. agency residential mortgage-backed	107,123	9,477	—	116,600	—	25,047	91,553
U.S. agency commercial mortgage-backed	4,123	142	—	4,265	—	448	3,817
Private label mortgage-backed	7,313	274	4	7,591	—	804	6,787
Obligations of states and political subdivisions	159,010	6,446	31	165,487	3	19,680	145,810
Corporate	45,767	725	116	46,608	—	6,708	39,900
Trust preferred	949	47	4	1,000	—	—	1,000
Total	$349,957	$18,683	$155	$368,795	$3	$57,785	$311,013

December 31, 2023
U.S. agency	$25,768	$1,603	$—	$27,371	$—	$4,892	$22,479
U.S. agency residential mortgage-backed	108,770	9,715	—	118,485	—	23,849	94,636
U.S. agency commercial mortgage-backed	4,146	153	—	4,299	—	460	3,839
Private label mortgage-backed	7,302	302	4	7,608	—	854	6,754
Obligations of states and political subdivisions	161,352	6,879	33	168,264	88	18,807	149,545
Corporate	45,702	803	116	46,621	780	7,033	40,368
Trust preferred	948	48	4	1,000	—	15	985
Total	$353,988	$19,503	$157	$373,648	$868	$55,910	$318,606
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our investments' gross unrealized losses and fair values for securities AFS aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2024
U.S. agency	$182	$—	$7,981	$848	$8,163	$848
U.S. agency residential mortgage-backed	—	—	76,809	9,521	76,809	9,521
U.S. agency commercial mortgage-backed	—	—	12,056	1,409	12,056	1,409
Private label mortgage-backed	3,480	26	79,576	6,220	83,056	6,246
Other asset backed	3,441	28	53,048	1,239	56,489	1,267
Obligations of states and political subdivisions	—	—	293,216	38,417	293,216	38,417
Corporate	—	—	70,383	5,673	70,383	5,673
Trust preferred	—	—	942	41	942	41
Total	$7,103	$54	$594,011	$63,368	$601,114	$63,422

December 31, 2023
U.S. agency	$130	$—	$8,453	$797	$8,583	$797
U.S. agency residential mortgage-backed	358	1	80,008	8,980	80,366	8,981
U.S. agency commercial mortgage-backed	—	—	12,297	1,409	12,297	1,409
Private label mortgage-backed	6,285	356	79,507	6,951	85,792	7,307
Other asset backed	7,714	88	97,203	1,851	104,917	1,939
Obligations of states and political subdivisions	—	—	301,038	38,644	301,038	38,644
Corporate	—	—	73,249	6,046	73,249	6,046
Trust preferred	—	—	942	41	942	41
Total	$14,487	$445	$652,697	$64,719	$667,184	$65,164
Securities AFS in unrealized loss positions are evaluated quarterly for impairment related to credit losses. For securities AFS in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities AFS that do not meet this criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, adverse conditions specifically related to the security and the issuer and the impact of changes in market interest rates on the market value of the security, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss), net of applicable taxes. No ACL for securities AFS was needed at March 31, 2024 and December 31, 2023. Accrued interest receivable on securities AFS totaled $3.6 million and $4.6 million at March 31, 2024 and December 31, 2023, respectively,

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
and is excluded from the estimate of credit losses and is included in accrued income and other assets in the Condensed Consolidated Statements of Financial Condition.
U.S. agency, U.S. agency residential mortgage-backed and U.S. agency commercial mortgage-backed securities — at March 31, 2024, we had 30 U.S. agency, 159 U.S. agency residential mortgage-backed and 10 U.S. agency commercial mortgage-backed securities whose fair value is less than amortized cost. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. The unrealized losses are largely attributed to widening spreads to Treasury bonds and/or an increase in interest rates since acquisition.
Private label mortgage backed, other asset backed and corporate securities — at March 31, 2024, we had 86 private label mortgage backed, 72 other asset backed, and 75 corporate securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and/or an increase in interest rates since acquisition.
Obligations of states and political subdivisions — at March 31, 2024, we had 317 municipal securities whose fair value is less than amortized cost. The unrealized losses are primarily due to an increase in interest rates since acquisition.
Trust preferred securities — at March 31, 2024, we had one trust preferred security whose fair value is less than amortized cost. This trust preferred security is a single issue security issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities has suffered from credit spread widening. This security is rated by a major rating agency as investment grade.
At March 31, 2024 management does not intend to liquidate any of the securities discussed above and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses.
We recorded no credit related charges in our Condensed Consolidated Statements of Operations related to securities AFS during the three month periods ended March 31, 2024 and 2023, respectively.
The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of securities HTM to present the net amount expected to be collected. Securities HTM are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in our Condensed Consolidated Statements of Operations in provision for credit losses. We measure expected credit losses on securities HTM on a collective basis by major security type with each type sharing similar risk characteristics, and we consider historical credit loss information. Accrued interest receivable on securities HTM totaled $1.9 million and $1.8 million at March 31, 2024 and December 31, 2023, respectively and is excluded from the estimate of credit losses and is included in accrued income and other assets in the Condensed Consolidated Statements of Financial Condition. With regard to U.S. Government-sponsored agency and mortgage-backed securities (residential and commercial), all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to obligations of states and political subdivisions, private label-mortgage-backed, corporate and trust preferred securities HTM, we consider (1) issuer bond ratings, (2) long-term historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in our portfolio have been insignificant. During the first quarter of 2023, one corporate security (Signature Bank) defaulted resulting in a $3.0 million provision for credit losses and a corresponding full charge-off. Subsequent to this security's charge-off, a portion of its fair value had recovered and was subsequently sold during the first quarter of 2024 for $1.1 million during which period we recorded that amount as a recovery to the ACL. Despite this lone security loss, the long-term historical loss rates associated with securities having similar grades as those in our portfolio have been insignificant. Furthermore, as of March 31, 2024 and December 31, 2023, there were no past due principal and interest payments associated with these securities. At those same dates an allowance for credit losses of $155,000 and $157,000, respectively was recorded on non U.S. agency securities HTM based on applying the long-term historical credit loss rate, as published by credit rating agencies, for similarly rated securities.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
On a quarterly basis, we monitor the credit quality of securities HTM through the use of credit ratings. The carrying value of securities HTM aggregated by credit quality follow:

	Private Label Mortgage- Backed	Obligations of States and Political Subdivisions	Corporate	Trust Preferred	Carrying Value Total
	(In thousands)
March 31, 2024
Credit rating:
AAA	$7,313	$36,148	$—	$—	$43,461
AA	—	102,612	—	—	102,612
A	—	3,177	6,930	—	10,107
BBB	—	853	33,960	—	34,813
BB	—	—	1,948	—	1,948
Non-rated	—	16,220	2,929	949	20,098
Total	$7,313	$159,010	$45,767	$949	$213,039

December 31, 2023
Credit rating:
AAA	$7,302	$36,629	$—	$—	$43,931
AA	—	102,583	—	—	102,583
A	—	3,172	6,923	—	10,095
BBB	—	856	33,913	—	34,769
BB	—	—	1,943	—	1,943
Non-rated	—	18,112	2,923	948	21,983
Total	$7,302	$161,352	$45,702	$948	$215,304

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

An analysis of the allowance for credit losses by security HTM type for the three months ended March 31 follows:

	Private Label Mortgage- Backed	Obligations of States and Political Subdivisions	Corporate	Trust Preferred	Total
	(In thousands)
2024
Balance at beginning of period	$4	$33	$116	$4	$157
Additions (deductions)
Provision for credit losses	—	(2)	(1,125)	—	(1,127)
Recoveries credited to the allowance	—	—	1,125	—	1,125
Securities HTM charged against the allowance	—	—	—	—	—
Balance at end of period	$4	$31	$116	$4	$155

2023
Balance at beginning of period	$1	$39	$123	$5	$168
Additions (deductions)
Provision for credit losses	—	—	2,993	(1)	2,992
Recoveries credited to the allowance	—	—	—	—	—
Securities HTM charged against the allowance	—	—	(3,000)	—	(3,000)
Balance at end of period	$1	$39	$116	$4	$160
The amortized cost and fair value of securities AFS and securities HTM at March 31, 2024, by contractual maturity, follow:

	Securities AFS		Securities HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturing within one year	$4,614	$4,547	$4,580	$4,571
Maturing after one year but within five years	158,488	145,407	56,080	51,390
Maturing after five years but within ten years	53,274	46,945	96,684	82,065
Maturing after ten years	201,833	176,568	82,995	70,830
	418,209	373,467	240,339	208,856
U.S. agency residential mortgage-backed	88,010	78,495	116,600	91,553
U.S. agency commercial mortgage-backed	13,464	12,055	4,265	3,817
Private label mortgage-backed	90,761	84,770	7,591	6,787
Other asset backed	66,083	64,833	—	—
Total	$676,527	$613,620	$368,795	$311,013
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

		Realized
	Proceeds	Gains	Losses
	(In thousands)
2024	$37,273	$14	$283
2023	278	—	222

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
4.    Loans
We estimate the ACL based on relevant available information from both internal and external sources, including historical loss trends, current conditions and forecasts, specific analysis of individual loans, and other relevant and appropriate factors. The allowance process is designed to provide for expected future losses based on our reasonable and supportable (“R&S”) forecast as of the reporting date. Our ACL process is administered by our Risk Management group utilizing a third party software solution, with significant input and ultimate approval from our Executive Enterprise Risk Committee. Further, we have established a current expected credit loss ("CECL") Forecast Committee, which includes a cross discipline structure with membership from Executive Management, Risk Management, Credit Administration and Accounting, which approves ACL model assumptions each quarter. Our ACL is comprised of three principal elements: (i) specific analysis of individual loans identified during the review of the loan portfolio, (ii) pooled analysis of loans with similar risk characteristics based on historical experience, adjusted for current conditions, R&S forecasts, and expected prepayments, and (iii) additional allowances based on subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or the general terms of the loan portfolio.
The first ACL element (specific allocations) includes loans that do not share similar risk characteristics and are evaluated on an individual basis. We will typically evaluate on an individual basis loans that are on nonaccrual; commercial loans that have been modified resulting in a concession, for which the borrower is experiencing financial difficulties, and which are considered troubled loan modifications or with well defined weaknesses; and severely delinquent mortgage and installment loans. When we determine that foreclosure is probable or when repayment is expected to be provided substantially through the operation or sale of underlying collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for estimated selling costs. For loans evaluated on an individual basis that are not determined to be collateral dependent, a discounted cash flow analysis is performed to determine expected credit losses.
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
The DCF model for the mortgage and installment pooled loan segments includes using probability of default (“PD”) assumptions that are derived through regression analysis with forecasted US unemployment levels by credit score tier. We review a composite forecast of approximately 50 analysts as well as the Federal Open Market Committee (“FOMC”) projections in setting the unemployment forecast for the R&S period. The current ACL utilizes a one year R&S forecast followed by immediate reversion to the 75 year average unemployment rate. PD assumptions for the remaining segments are based primarily on historical rates by risk metric as defaults were not strongly correlated with any economic indicator. Loss given default (“LGD”) assumptions for the mortgage loan segment are based on a two year forecast followed by a two year straight line reversion period to the longer term average, while LGD rates for the remaining segments are the historical average for the entire period. Prepayment assumptions represent average rates per segment for a period determined by the CECL Forecast Committee and as calculated through the Bank’s Asset and Liability Management program.
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
An analysis of the ACL by portfolio segment for the three months ended March 31, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2024
Balance at beginning of period	$16,724	$21,386	$4,126	$12,422	$54,658
Additions (deductions)
Provision for credit losses	2,194	(366)	(127)	170	1,871
Recoveries credited to the allowance	64	82	450	—	596
Loans charged against the allowance	—	(199)	(613)	—	(812)
Balance at end of period	$18,982	$20,903	$3,836	$12,592	$56,313

2023
Balance at beginning of period	$13,817	$21,633	$4,290	$12,695	$52,435
Additions (deductions)
Provision for credit losses	648	(1,574)	(61)	155	(832)
Recoveries credited to the allowance	28	84	466	—	578
Loans charged against the allowance	(960)	(30)	(641)	—	(1,631)
Balance at end of period	$13,533	$20,113	$4,054	$12,850	$50,550

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	Non- Accrual with no Allowance for Credit Loss	Non- Accrual with an Allowance for Credit Loss	Total Non- Accrual	90+ and Still Accruing	Total Non- Performing Loans
	(In thousands)
March 31, 2024
Commercial
Commercial and industrial (1)	$—	$6	$6	$—	$6
Commercial real estate	—	—	—	—	—
Mortgage
1-4 family owner occupied - jumbo	—	—	—	—	—
1-4 family owner occupied - non-jumbo (2)	1,439	779	2,218	—	2,218
1-4 family non-owner occupied	—	119	119	—	119
1-4 family - 2nd lien	—	444	444	—	444
Resort lending	—	193	193	—	193
Installment
Boat lending	—	187	187	—	187
Recreational vehicle lending	—	387	387	—	387
Other	—	136	136	—	136
Total	$1,439	$2,251	$3,690	$—	$3,690

Accrued interest excluded from total	$—	$—	$—	$—	$—

December 31, 2023
Commercial
Commercial and industrial (1)	$—	$7	$7	$—	$7
Commercial real estate	—	—	—	—	—
Mortgage
1-4 family owner occupied - jumbo	544	—	544	—	544
1-4 family owner occupied - non-jumbo (2)	575	1,655	2,230	432	2,662
1-4 family non-owner occupied	—	282	282	—	282
1-4 family - 2nd lien	—	624	624	—	624
Resort lending	—	143	143	—	143
Installment
Boat lending	—	352	352	—	352
Recreational vehicle lending	—	419	419	—	419
Other	—	199	199	—	199
Total	$1,119	$3,681	$4,800	$432	$5,232

Accrued interest excluded from total	$—	$—	$—	$—	$—
(1)Non-performing commercial and industrial loans exclude $0.019 million and $0.021 million of government guaranteed loans at March 31, 2024 and December 31, 2023, respectively.
(2)Non-performing 1-4 family owner occupied – non jumbo loans exclude $1.646 million and $2.170 million of government guaranteed loans at March 31, 2024 and December 31, 2023, respectively.

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
The amortized cost of collateral-dependent loans by class follows:

	Collateral Type		Allowance for Credit Losses
	Real Estate	Other
	(In thousands)
March 31, 2024
Commercial
Commercial and industrial	$659	$6,175	$1,796
Commercial real estate	—	—	—
Mortgage
1-4 family owner occupied - jumbo	—	—	—
1-4 family owner occupied - non-jumbo	2,122	—	243
1-4 family non-owner occupied	—	—	—
1-4 family - 2nd lien	131	—	46
Resort lending	193	—	68
Installment
Boat lending	—	116	41
Recreational vehicle lending	—	240	85
Other	—	55	19
Total	$3,105	$6,586	$2,298

Accrued interest excluded from total	$1	$43

December 31, 2023
Commercial
Commercial and industrial	$565	$232	$224
Commercial real estate	—	—	—
Mortgage
1-4 family owner occupied - jumbo	544	—	—
1-4 family owner occupied - non-jumbo	2,243	—	504
1-4 family non-owner occupied	211	—	178
1-4 family - 2nd lien	244	—	87
Resort lending	143	—	51
Installment
Boat lending	—	297	105
Recreational vehicle lending	—	303	107
Other	—	102	36
Total	$3,950	$934	$1,292

Accrued interest excluded from total	$1	$—

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
An aging analysis of loans by class follows:

	Loans Past Due				Loans not Past Due	Total Loans
	30-59 days	60-89 days	90+ days	Total
	(In thousands)
March 31, 2024
Commercial
Commercial and industrial	$—	$—	$25	$25	$865,252	$865,277
Commercial real estate	2,115	—	—	2,115	867,892	870,007
Mortgage
1-4 family owner occupied - jumbo	670	—	—	670	860,106	860,776
1-4 family owner occupied - non-jumbo	2,613	1,039	663	4,315	301,015	305,330
1-4 family non-owner occupied	165	—	—	165	172,934	173,099
1-4 family - 2nd lien	811	113	93	1,017	116,385	117,402
Resort lending	—	—	193	193	33,641	33,834
Installment
Boat lending	77	66	116	259	267,346	267,605
Recreational vehicle lending	658	250	187	1,095	244,802	245,897
Other	239	95	42	376	100,362	100,738
Total	$7,348	$1,563	$1,319	$10,230	$3,829,735	$3,839,965

Accrued interest excluded from total	$70	$14	$—	$84	$12,958	$13,042

December 31, 2023
Commercial
Commercial and industrial	$—	$—	$28	$28	$810,117	$810,145
Commercial real estate	—	—	—	—	869,586	869,586
Mortgage
1-4 family owner occupied - jumbo	—	—	544	544	858,692	859,236
1-4 family owner occupied - non-jumbo	1,763	742	1,431	3,936	297,236	301,172
1-4 family non-owner occupied	215	64	158	437	173,379	173,816
1-4 family - 2nd lien	241	139	215	595	115,437	116,032
Resort lending	—	50	143	193	35,423	35,616
Installment
Boat lending	320	16	261	597	268,051	268,648
Recreational vehicle lending	414	35	280	729	251,123	251,852
Other	313	86	54	453	104,345	104,798
Total	$3,266	$1,132	$3,114	$7,512	$3,783,389	$3,790,901
Accrued interest excluded from total	$31	$17	$—	$48	$12,452	$12,500

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
During the three months ended March 31, 2024 there were two mortgage - 1-4 family owner occupied - non-jumbo loans, one mortgage 1-4 family - 2nd lien loan, and one installment - other loan modified as a troubled loan modifications totaling $0.31 million (0.1% of the total loan class), $0.07 million (0.1% of the total loan class), and $0.01 million (0.0% of the total loan class), respectively. All of the troubled loan modifications during the three months ended March 31, 2024 related to term extensions and added a weighted average 7.2 years to the life of the loans. All of the loans modified during the three months ended March 31, 2024 were on non-accrual status. During the three months ended March 31, 2023, there were no troubled loan modifications or subsequent defaults.
A loan is generally considered to be in payment default once it is 90 days contractually past due under the modified terms for commercial loans and installment loans and when four consecutive payments are missed for mortgage loans..
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables summarize loan ratings by loan class for our commercial portfolio loan segment at March 31, 2024 and December 31, 2023:

	Commercial
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2024	2023	2022	2021	2020	Prior
	(In thousands)
March 31, 2024
Commercial and industrial
Non-watch (1-6)	$42,708	$130,170	$146,630	$76,745	$89,907	$119,738	$228,570	$834,468
Watch (7-8)	—	2,380	5,406	2,589	3,285	5,974	4,342	23,976
Substandard Accrual (9)	—	—	—	834	311	—	5,663	6,808
Non-Accrual (10-11)	—	—	—	—	—	25	—	25
Total	$42,708	$132,550	$152,036	$80,168	$93,503	$125,737	$238,575	$865,277
Accrued interest excluded from total	$159	$378	$433	$187	$438	$392	$1,212	$3,199
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Non-watch (1-6)	$20,840	$224,288	$179,805	$120,384	$54,477	$200,198	$61,444	$861,436
Watch (7-8)	—	—	—	142	—	8,429	—	8,571
Substandard Accrual (9)	—	—	—	—	—	—	—	—
Non-Accrual (10-11)	—	—	—	—	—	—	—	—
Total	$20,840	$224,288	$179,805	$120,526	$54,477	$208,627	$61,444	$870,007
Accrued interest excluded from total	$78	$562	$730	$355	$156	$786	$284	$2,951
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial
Non-watch (1-6)	$63,548	$354,458	$326,435	$197,129	$144,384	$319,936	$290,014	$1,695,904
Watch (7-8)	—	2,380	5,406	2,731	3,285	14,403	4,342	32,547
Substandard Accrual (9)	—	—	—	834	311	—	5,663	6,808
Non-Accrual (10-11)	—	—	—	—	—	25	—	25
Total	$63,548	$356,838	$331,841	$200,694	$147,980	$334,364	$300,019	$1,735,284
Accrued interest excluded from total	$237	$940	$1,163	$542	$594	$1,178	$1,496	$6,150
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
December 31, 2023
Commercial and industrial
Non-watch (1-6)	$110,472	$152,715	$70,081	$47,644	$42,576	$97,960	$260,634	$782,082
Watch (7-8)	96	5,239	964	2,580	4,173	2,277	11,938	27,267
Substandard Accrual (9)	—	—	547	—	21	4	196	768
Non-Accrual (10-11)	—	—	—	—	—	28	—	28
Total	$110,568	$157,954	$71,592	$50,224	$46,770	$100,269	$272,768	$810,145
Accrued interest excluded from total	$239	$438	$132	$128	$120	$326	$1,327	$2,710
Current period gross charge-offs	$—	$—	$—	$—	$—	$69	$25	$94

Commercial real estate
Non-watch (1-6)	$202,576	$169,230	$131,428	$29,684	$78,706	$176,265	$73,852	$861,741
Watch (7-8)	—	—	—	—	2,322	5,523	—	7,845
Substandard Accrual (9)	—	—	—	—	—	—	—	—
Non-Accrual (10-11)	—	—	—	—	—	—	—	—
Total	$202,576	$169,230	$131,428	$29,684	$81,028	$181,788	$73,852	$869,586
Accrued interest excluded from total	$548	$685	$431	$73	$347	$661	$288	$3,033
Current period gross charge-offs	$—	$—	$—	$—	$960	$—	$—	$960

Total Commercial
Non-watch (1-6)	$313,048	$321,945	$201,509	$77,328	$121,282	$274,225	$334,486	$1,643,823
Watch (7-8)	96	5,239	964	2,580	6,495	7,800	11,938	35,112
Substandard Accrual (9)	—	—	547	—	21	4	196	768
Non-Accrual (10-11)	—	—	—	—	—	28	—	28
Total	$313,144	$327,184	$203,020	$79,908	$127,798	$282,057	$346,620	$1,679,731
Accrued interest excluded from total	$787	$1,123	$563	$201	$467	$987	$1,615	$5,743
Current period gross charge-offs	$—	$—	$—	$—	$960	$69	$25	$1,054
For each of our mortgage and installment portfolio segment classes, we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated semi-annually.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables summarize credit scores by loan class for our mortgage and installment loan portfolio segments at March 31, 2024 and December 31, 2023:

	Mortgage (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2024	2023	2022	2021	2020	Prior
	(In thousands)
March 31, 2024
1-4 family owner occupied - jumbo
800 and above	$—	$6,391	$30,065	$62,291	$17,539	$13,209	$599	$130,094
750-799	4,790	45,043	120,167	191,794	61,545	38,406	2,369	464,114
700-749	3,253	14,060	51,988	66,116	24,304	15,851	1,500	177,072
650-699	—	8,802	13,420	24,509	12,867	7,077	505	67,180
600-649	—	1,637	8,464	1,946	502	5,757	—	18,306
550-599	—	—	—	523	1,900	—	—	2,423
500-549	—	—	—	—	917	670	—	1,587
Under 500	—	—	—	—	—	—	—	—
Unknown	—	—	—	—	—	—	—	—
Total	$8,043	$75,933	$224,104	$347,179	$119,574	$80,970	$4,973	$860,776
Accrued interest excluded from total	$31	$334	$692	$799	$300	$275	$34	$2,465
Current period gross charge-offs	$—	$—	$22	$—	$—	$—	$—	$22

1-4 family owner occupied - non-jumbo
800 and above	$1,464	$2,437	$9,867	$8,070	$5,381	$11,442	$3,228	$41,889
750-799	952	15,202	31,512	21,596	11,516	25,557	8,408	114,743
700-749	3,924	13,565	17,556	11,759	7,731	22,753	4,915	82,203
650-699	7,549	1,898	5,018	4,543	2,507	14,352	1,103	36,970
600-649	—	205	964	1,686	828	7,374	91	11,148
550-599	—	188	661	70	1,691	5,784	65	8,459
500-549	—	—	—	1,244	993	4,443	—	6,680
Under 500	—	—	311	464	280	2,183	—	3,238
Unknown	—	—	—	—	—	—	—	—
Total	$13,889	$33,495	$65,889	$49,432	$30,927	$93,888	$17,810	$305,330
Accrued interest excluded from total	$21	$181	$214	$128	$82	$374	$146	$1,146
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family non-owner occupied
800 and above	$265	$3,140	$6,067	$12,145	$3,341	$9,035	$631	$34,624
750-799	3,056	9,949	16,864	26,806	11,432	19,297	3,443	90,847
700-749	626	3,885	6,802	8,780	4,191	7,248	1,729	33,261
650-699	—	216	1,961	1,823	2,028	3,453	210	9,691
600-649	—	—	386	1,437	—	1,333	311	3,467
550-599	—	—	61	52	—	821	—	934
500-549	—	—	—	—	—	140	—	140
Under 500	—	—	—	—	—	135	—	135
Unknown	—	—	—	—	—	—	—	—
Total	$3,947	$17,190	$32,141	$51,043	$20,992	$41,462	$6,324	$173,099
Accrued interest excluded from total	$13	$82	$123	$149	$58	$179	$51	$655
Current period gross charge-offs	$—	$—	$—	$—	$—	$155	$—	$155

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Mortgage - continued (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2024	2023	2022	2021	2020	Prior
	(In thousands)
March 31, 2024 - continued
1-4 family - 2nd lien
800 and above	$—	$476	$153	$697	$784	$706	$9,502	$12,318
750-799	276	2,202	3,620	2,536	2,509	3,749	38,095	52,987
700-749	537	1,836	1,493	1,636	726	2,574	25,106	33,908
650-699	—	641	591	221	533	2,246	8,813	13,045
600-649	32	51	141	137	146	631	1,717	2,855
550-599	—	—	80	202	39	441	524	1,286
500-549	—	—	—	11	—	525	280	816
Under 500	—	—	18	—	—	169	—	187
Unknown	—	—	—	—	—	—	—	—
Total	$845	$5,206	$6,096	$5,440	$4,737	$11,041	$84,037	$117,402
Accrued interest excluded from total	$4	$20	$24	$13	$16	$51	$669	$797
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$22	$22

Resort lending
800 and above	$—	$—	$—	$98	$—	$5,467	$—	$5,565
750-799	—	41	814	903	850	12,363	—	14,971
700-749	—	—	107	300	111	4,989	—	5,507
650-699	—	—	—	—	314	6,136	—	6,450
600-649	—	—	—	—	48	834	—	882
550-599	—	—	—	—	—	265	—	265
500-549	—	—	—	—	—	58	—	58
Under 500	—	—	—	—	—	136	—	136
Unknown	—	—	—	—	—	—	—	—
Total	$—	$41	$921	$1,301	$1,323	$30,248	$—	$33,834
Accrued interest excluded from total	$—	$—	$4	$4	$4	$147	$—	$159
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Mortgage
800 and above	$1,729	$12,444	$46,152	$83,301	$27,045	$39,859	$13,960	$224,490
750-799	9,074	72,437	172,977	243,635	87,852	99,372	52,315	737,662
700-749	8,340	33,346	77,946	88,591	37,063	53,415	33,250	331,951
650-699	7,549	11,557	20,990	31,096	18,249	33,264	10,631	133,336
600-649	32	1,893	9,955	5,206	1,524	15,929	2,119	36,658
550-599	—	188	802	847	3,630	7,311	589	13,367
500-549	—	—	—	1,255	1,910	5,836	280	9,281
Under 500	—	—	329	464	280	2,623	—	3,696
Unknown	—	—	—	—	—	—	—	—
Total	$26,724	$131,865	$329,151	$454,395	$177,553	$257,609	$113,144	$1,490,441
Accrued interest excluded from total	$69	$617	$1,057	$1,093	$460	$1,026	$900	$5,222
Current period gross charge-offs	$—	$—	$22	$—	$—	$155	$22	$199

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Mortgage (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
December 31, 2023
1-4 family owner occupied - jumbo
800 and above	$6,299	$30,789	$63,377	$17,672	$4,503	$8,813	$1,084	$132,537
750-799	42,726	117,454	193,587	61,986	24,288	14,836	1,586	456,463
700-749	14,965	51,991	66,597	25,170	4,738	11,768	1,500	176,729
650-699	11,274	13,804	24,648	12,949	2,142	5,881	—	70,698
600-649	1,638	7,815	2,486	505	3,198	2,592	—	18,234
550-599	—	—	527	1,908	—	—	—	2,435
500-549	—	544	—	923	—	673	—	2,140
Under 500	—	—	—	—	—	—	—	—
Unknown	—	—	—	—	—	—	—	—
Total	$76,902	$222,397	$351,222	$121,113	$38,869	$44,563	$4,170	$859,236
Accrued interest excluded from total	$329	$669	$785	$299	$107	$156	$30	$2,375
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family owner occupied - non-jumbo
800 and above	$2,280	$10,083	$7,780	$5,425	$2,802	$9,130	$3,029	$40,529
750-799	13,233	32,729	21,664	12,306	5,954	19,852	8,462	114,200
700-749	11,696	18,133	11,661	8,136	3,280	20,042	4,482	77,430
650-699	9,576	5,717	4,606	2,524	2,393	12,369	1,500	38,685
600-649	136	1,334	1,694	833	1,096	6,415	84	11,592
550-599	188	624	71	1,705	557	5,390	65	8,600
500-549	—	—	1,335	998	413	4,077	—	6,823
Under 500	—	311	462	272	518	1,750	—	3,313
Unknown	—	—	—	—	—	—	—	—
Total	$37,109	$68,931	$49,273	$32,199	$17,013	$79,025	$17,622	$301,172
Accrued interest excluded from total	$153	$235	$119	$78	$56	$331	$139	$1,111
Current period gross charge-offs	$—	$—	$—	$—	$—	$29	$—	$29

1-4 family non-owner occupied
800 and above	$2,320	$6,026	$12,338	$3,474	$3,048	$6,030	$1,199	$34,435
750-799	10,937	16,635	28,051	11,545	6,709	13,400	3,498	90,775
700-749	3,904	7,013	8,825	4,145	667	6,719	2,095	33,368
650-699	216	1,879	1,844	2,543	197	3,521	277	10,477
600-649	—	388	1,445	—	75	1,226	362	3,496
550-599	—	61	52	—	—	873	—	986
500-549	—	—	—	—	—	142	—	142
Under 500	—	—	—	—	—	137	—	137
Unknown	—	—	—	—	—	—	—	—
Total	$17,377	$32,002	$52,555	$21,707	$10,696	$32,048	$7,431	$173,816
Accrued interest excluded from total	$77	$125	$149	$60	$35	$146	$62	$654
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Mortgage - continued (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
December 31, 2023 - (continued)
1-4 family - 2nd lien
800 and above	$537	$156	$703	$389	$159	$1,153	$9,817	$12,914
750-799	2,260	2,879	2,359	2,341	898	3,084	38,277	52,098
700-749	1,895	1,243	1,464	324	224	2,348	25,849	33,347
650-699	425	285	182	519	302	1,869	8,945	12,527
600-649	51	107	97	67	37	563	1,886	2,808
550-599	—	80	203	—	157	238	638	1,316
500-549	—	—	12	—	—	487	331	830
Under 500	—	19	—	—	77	61	35	192
Unknown	—	—	—	—	—	—	—	—
Total	$5,168	$4,769	$5,020	$3,640	$1,854	$9,803	$85,778	$116,032
Accrued interest excluded from total	$19	$14	$10	$7	$6	$41	$707	$804
Current period gross charge-offs	$—	$—	$—	$—	$—	$5	$—	$5

Resort lending
800 and above	$—	$—	$99	$—	$—	$5,643	$—	$5,742
750-799	41	817	910	858	179	12,649	—	15,454
700-749	—	108	871	111	—	5,439	—	6,529
650-699	—	—	—	316	—	6,219	—	6,535
600-649	—	—	—	49	—	844	—	893
550-599	—	—	—	—	—	267	—	267
500-549	—	—	—	—	—	59	—	59
Under 500	—	—	—	—	—	137	—	137
Unknown	—	—	—	—	—	—	—	—
Total	$41	$925	$1,880	$1,334	$179	$31,257	$—	$35,616
Accrued interest excluded from total	$—	$4	$3	$4	$—	$142	$—	$153
Current period gross charge-offs	$—	$—	$—	$—	$—	$120	$—	$120

Total Mortgage
800 and above	$11,436	$47,054	$84,297	$26,960	$10,512	$30,769	$15,129	$226,157
750-799	69,197	170,514	246,571	89,036	38,028	63,821	51,823	728,990
700-749	32,460	78,488	89,418	37,886	8,909	46,316	33,926	327,403
650-699	21,491	21,685	31,280	18,851	5,034	29,859	10,722	138,922
600-649	1,825	9,644	5,722	1,454	4,406	11,640	2,332	37,023
550-599	188	765	853	3,613	714	6,768	703	13,604
500-549	—	544	1,347	1,921	413	5,438	331	9,994
Under 500	—	330	462	272	595	2,085	35	3,779
Unknown	—	—	—	—	—	—	—	—
Total	$136,597	$329,024	$459,950	$179,993	$68,611	$196,696	$115,001	$1,485,872
Accrued interest excluded from total	$578	$1,047	$1,066	$448	$204	$816	$938	$5,097
Current period gross charge-offs	$—	$—	$—	$—	$—	$154	$—	$154
(1)Credit scores have been updated within the last twelve months.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Installment (1)
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
	(In thousands)
March 31, 2024
Boat lending
800 and above	$1,393	$5,830	$7,969	$8,052	$3,424	$11,105	$37,773
750-799	6,199	32,477	34,702	28,306	15,499	32,620	149,803
700-749	2,490	14,910	14,676	11,589	4,334	11,499	59,498
650-699	582	3,566	2,783	4,157	1,513	3,878	16,479
600-649	—	279	424	533	262	762	2,260
550-599	—	85	305	225	136	376	1,127
500-549	—	—	151	203	96	178	628
Under 500	—	—	—	—	—	37	37
Unknown	—	—	—	—	—	—	—
Total	$10,664	$57,147	$61,010	$53,065	$25,264	$60,455	$267,605
Accrued interest excluded from total	$46	$208	$148	$124	$60	$141	$727
Current period gross charge-offs	$—	$—	$31	$8	$—	$49	$88

Recreational vehicle lending
800 and above	$522	$2,883	$10,034	$11,068	$3,272	$8,732	$36,511
750-799	2,891	14,566	39,695	37,766	12,142	18,878	125,938
700-749	1,690	6,346	18,112	19,564	5,054	7,718	58,484
650-699	200	2,447	4,990	5,934	1,636	1,952	17,159
600-649	61	699	689	1,545	386	675	4,055
550-599	—	75	300	897	69	494	1,835
500-549	—	—	851	319	149	284	1,603
Under 500	—	—	107	104	33	68	312
Unknown	—	—	—	—	—	—	—
Total	$5,364	$27,016	$74,778	$77,197	$22,741	$38,801	$245,897
Accrued interest excluded from total	$20	$108	$198	$184	$53	$88	$651
Current period gross charge-offs	$—	$18	$33	$21	$—	$2	$74

Other
800 and above	$427	$1,430	$1,527	$1,453	$783	$1,148	$6,768
750-799	2,590	10,898	10,151	6,121	3,168	5,271	38,199
700-749	9,882	7,064	5,968	4,543	2,017	3,960	33,434
650-699	9,357	2,521	2,667	1,357	568	1,534	18,004
600-649	72	493	549	358	126	462	2,060
550-599	54	32	278	230	30	189	813
500-549	—	95	241	216	38	77	667
Under 500	—	—	87	47	11	91	236
Unknown	557	—	—	—	—	—	557
Total	$22,939	$22,533	$21,468	$14,325	$6,741	$12,732	$100,738
Accrued interest excluded from total	$26	$92	$56	$32	$16	$70	$292
Current period gross charge-offs	$358	$16	$51	$—	$2	$24	$451

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Installment (1)
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
	(In thousands)
March 31, 2024 - continued
Total installment
800 and above	$2,342	$10,143	$19,530	$20,573	$7,479	$20,985	$81,052
750-799	11,680	57,941	84,548	72,193	30,809	56,769	313,940
700-749	14,062	28,320	38,756	35,696	11,405	23,177	151,416
650-699	10,139	8,534	10,440	11,448	3,717	7,364	51,642
600-649	133	1,471	1,662	2,436	774	1,899	8,375
550-599	54	192	883	1,352	235	1,059	3,775
500-549	—	95	1,243	738	283	539	2,898
Under 500	—	—	194	151	44	196	585
Unknown	557	—	—	—	—	—	557
Total	$38,967	$106,696	$157,256	$144,587	$54,746	$111,988	$614,240
Accrued interest excluded from total	$92	$408	$402	$340	$129	$299	$1,670
Current period gross charge-offs	$358	$34	$115	$29	$2	$75	$613

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Installment - continued (1)
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
	(In thousands)
December 31, 2023
Boat lending
800 and above	$6,110	$8,150	$8,250	$3,612	$4,061	$7,665	$37,848
750-799	34,174	35,921	29,665	16,329	13,173	21,432	150,694
700-749	15,593	15,042	11,859	4,481	4,757	7,279	59,011
650-699	3,652	3,029	4,277	1,545	1,237	2,842	16,582
600-649	281	432	808	268	171	620	2,580
550-599	85	344	229	139	108	335	1,240
500-549	—	152	207	97	—	198	654
Under 500	—	—	—	—	—	39	39
Unknown	—	—	—	—	—	—	—
Total	$59,895	$63,070	$55,295	$26,471	$23,507	$40,410	$268,648
Accrued interest excluded from total	$216	$154	$132	$63	$58	$91	$714
Current period gross charge-offs	$—	$53	$—	$—	$15	$53	$121

Recreational vehicle lending
800 and above	$3,168	$10,759	$11,568	$3,484	$3,838	$5,482	$38,299
750-799	15,677	41,037	39,113	13,025	8,415	11,934	129,201
700-749	6,481	18,630	20,161	5,243	3,689	4,460	58,664
650-699	2,524	5,108	6,073	1,706	936	1,157	17,504
600-649	713	724	1,573	394	308	429	4,141
550-599	90	304	973	71	249	383	2,070
500-549	—	880	326	153	136	154	1,649
Under 500	—	108	106	34	70	6	324
Unknown	—	—	—	—	—	—	—
Total	$28,653	$77,550	$79,893	$24,110	$17,641	$24,005	$251,852
Accrued interest excluded from total	$112	$201	$189	$56	$44	$53	$655
Current period gross charge-offs	$28	$122	$192	$32	$81	$11	$466

Other
800 and above	$1,599	$1,673	$1,633	$897	$582	$756	$7,140
750-799	11,782	11,017	6,600	3,557	1,622	4,077	38,655
700-749	16,717	6,564	5,013	2,268	1,047	3,361	34,970
650-699	12,483	2,997	1,494	627	266	1,390	19,257
600-649	515	605	395	138	107	410	2,170
550-599	49	329	294	35	53	176	936
500-549	98	260	246	43	31	72	750
Under 500	—	97	65	14	57	38	271
Unknown	649	—	—	—	—	—	649
Total	$43,892	$23,542	$15,740	$7,579	$3,765	$10,280	$104,798
Accrued interest excluded from total	$101	$62	$34	$17	$10	$67	$291
Current period gross charge-offs	$1,677	$104	$44	$17	$12	$147	$2,001

Total installment
800 and above	$10,877	$20,582	$21,451	$7,993	$8,481	$13,903	$83,287
750-799	61,633	87,975	75,378	32,911	23,210	37,443	318,550
700-749	38,791	40,236	37,033	11,992	9,493	15,100	152,645
650-699	18,659	11,134	11,844	3,878	2,439	5,389	53,343
600-649	1,509	1,761	2,776	800	586	1,459	8,891
550-599	224	977	1,496	245	410	894	4,246
500-549	98	1,292	779	293	167	424	3,053
Under 500	—	205	171	48	127	83	634
Unknown	649	—	—	—	—	—	649
Total	$132,440	$164,162	$150,928	$58,160	$44,913	$74,695	$625,298
Accrued interest excluded from total	$429	$417	$355	$136	$112	$211	$1,660
Current period gross charge-offs	$1,705	$279	$236	$49	$108	$211	$2,588
(1)Credit scores have been updated within the last twelve months.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Foreclosed residential real estate properties included in other real estate and repossessed assets on our Condensed Consolidated Statements of Financial Condition totaled $1.0 million and $0.6 million at March 31, 2024 and December 31, 2023, respectively. Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $0.1 million and $0.6 million at March 31, 2024 and December 31, 2023, respectively.

During the three month period ended March 31, 2024, we sold $6.8 million of portfolio residential fixed rate mortgage loans servicing retained and recognized a gain on sale of $0.11 million. During the same three month period of 2023, we sold $41.2 million of portfolio residential mortgage loans servicing retained and recognized a loss on sale of $0.16 million. These transactions were done primarily for asset/liability management purposes.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
5.    Shareholders’ Equity and Earnings Per Common Share
On December 19, 2023, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) to buy back up to 1,100,000 shares of our outstanding common stock through December 31, 2024. Shares would be repurchased through open market transactions, though we could execute repurchases through other means, such as privately negotiated transactions. The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, regulatory requirements, potential alternative uses for capital, and our financial performance. During the three month periods ended March 31, 2024 and 2023 there were no repurchases of common stock.
A reconciliation of basic and diluted net income per common share follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands, except per share data)
Net income	$15,991	$12,991

Weighted average shares outstanding (1)	20,877	21,104
Stock units for deferred compensation plan for non-employee directors	175	150
Performance share units	25	22
Effect of stock options	3	21
Weighted average shares outstanding for calculation of diluted earnings per share	21,080	21,297

Net income per common share
Basic (1)	$0.77	$0.62
Diluted	$0.76	$0.61
(1)Basic net income per common share includes weighted average common shares outstanding during the period and participating share awards.
Weighted average stock options outstanding that were not considered in computing diluted net income per common share because they were anti-dilutive were zero for the three month periods ended March 31, 2024 and 2023, respectively.

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
Our derivative financial instruments according to the type of hedge in which they are designated follows:

	March 31, 2024
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Fair value hedge designation
Pay-fixed interest rate swap agreement - commercial	$5,937	5.1	$428
Pay-fixed interest rate swap agreements - securities available for sale	148,895	3.6	16,835
Pay-fixed interest rate swap agreements - installment	100,000	3.2	460
Pay-fixed interest rate swap agreements - mortgage	100,000	4.1	(129)
Pay-variable interest rate swap agreements - FHLB Advance	50,000	1.5	(25)
Interest rate cap agreements - securities available for sale	40,970	4.1	534
Total	$445,802	3.4	$18,103

Cash flow hedge designation
Interest rate floor agreements - commercial	$250,000	3.0	$3,626

No hedge designation
Rate-lock mortgage loan commitments	$25,501	0.1	$267
Mandatory commitments to sell mortgage loans	32,798	0.1	(50)
Pay-fixed interest rate swap agreements - commercial	402,119	5.9	13,139
Pay-variable interest rate swap agreements - commercial	402,119	5.9	(13,139)
Total	$862,537	5.5	$217

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	December 31, 2023
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Fair value hedge designation
Pay-fixed interest rate swap agreement - commercial	$6,033	5.4	$349
Pay-fixed interest rate swap agreements - securities available for sale	148,895	3.9	15,287
Pay-fixed interest rate swap agreements - installment	100,000	3.4	(1,228)
Pay-fixed interest rate swap agreements - mortgage	100,000	4.3	(2,131)
Interest rate cap agreements - securities available for sale	40,970	4.3	456
Total	$395,898	3.9	$12,733

Cash flow hedge designation
Interest rate floor agreements - commercial	$150,000	3.5	$4,221

No hedge designation
Rate-lock mortgage loan commitments	18,081	0.1	173
Mandatory commitments to sell mortgage loans	30,442	0.1	(279)
Pay-fixed interest rate swap agreements - commercial	379,012	5.9	7,169
Pay-variable interest rate swap agreements - commercial	379,012	5.9	(7,169)
Total	$806,547	5.5	$(106)

We have established management objectives and strategies that include interest-rate risk parameters for maximum fluctuations in net interest income and market value of portfolio equity. We monitor our interest rate risk position via simulation modeling reports. The goal of our asset/liability management efforts is to maintain profitable financial leverage within established risk parameters.

We have entered into pay-fixed interest rate swaps and caps to protect a portion of the fair value of a certain fixed rate commercial loan and certain mortgage and installment loans (‘‘Fair Value Hedge – Portfolio Loans’’). As a result, changes in the fair values of the pay-fixed interest rate swap and caps are expected to offset changes in the fair values of the fixed rate portfolio loans due to fluctuations in interest rates. We record the fair values of Fair Value Hedge – Portfolio Loans in accrued income and other assets and accrued expenses and other liabilities on our Condensed Consolidated Statements of Financial Condition. The hedged items (a fixed rate commercial loan and certain fixed rate mortgage and installment loans) are also recorded at fair value which offsets the adjustment to the Fair Value Hedge – Portfolio Loans. On an ongoing basis, we adjust our Condensed Consolidated Statements of Financial Condition to reflect the then current fair values of both the Fair Value Hedge – Portfolio Loans and the hedged items. The related gains or losses are reported in interest income – interest and fees on loans in our Condensed Consolidated Statements of Operations. During the second quarter of 2023 we terminated the interest rate cap that was previously hedging certain installment loans. The remaining unrealized gain on this terminated interest cap is being amortized into earnings over the original life of the interest rate cap.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
We have entered into a pay-variable interest rate swap to protect a portion of the fair value of a certain Federal Home Loan Bank ("FHLB") advance (‘‘Fair Value Hedge – FHLB Advance’’). As a result, changes in the fair value of the pay-variable interest rate swap is expected to offset changes in the fair value of the fixed rate FHLB advance due to fluctuations in interest rates. We record the fair value of the Fair Value Hedge – FHLB Advance in accrued income and other assets and accrued expenses and other liabilities on our Condensed Consolidated Statements of Financial Condition. The hedged item (a fixed rate FHLB advance) is also recorded at fair value which offsets the adjustment to the Fair Value Hedge – FHLB Advance. On an ongoing basis, we adjust our Condensed Consolidated Statements of Financial Condition to reflect the then current fair values of both the Fair Value Hedge – FHLB Advance and the hedged item. The related gains or losses are reported in interest expense – other borrowings and subordinated debt and debentures in our Condensed Consolidated Statements of Operations.
We have entered into interest rate floor agreements to manage the variability in future expected cash flows of certain commercial loans (‘‘Cash Flow Hedge – Portfolio Loans’’). We record the fair value of Cash Flow Hedge – Portfolio Loans in accrued income and other assets and accrued expenses and other liabilities on our Condensed Consolidated Statements of Financial Condition. The changes in the fair value of Cash Flow Hedge - Portfolio Loans are recorded in accumulated other comprehensive loss and are reclassified into the line item in our Condensed Consolidated Statements of Operations in which the hedged items are recorded in the same period the hedged items affect earnings. It is anticipated that as of March 31, 2024, $1.1 million will be reclassified from accumulated other comprehensive loss on Cash Flow Hedge - Portfolio Loans into earnings as a reduction of interest and fees on loans over the next twelve months. The maximum term of any Cash Flow Hedge - Portfolio Loans at March 31, 2024 is 4.4 years.
Certain derivative financial instruments have not been designated as hedges. The fair value of these derivative financial instruments has been recorded on our Condensed Consolidated Statements of Financial Condition and is adjusted on an ongoing basis to reflect their then current fair value. The changes in fair value of derivative financial instruments not designated as hedges are recognized in earnings
In the ordinary course of business, we enter into rate-lock mortgage loan commitments with customers (“Rate-Lock Commitments”). These commitments expose us to interest rate risk. We also enter into mandatory commitments to sell mortgage loans (“Mandatory Commitments”) to reduce the impact of price fluctuations of mortgage loans held for sale and Rate-Lock Commitments. Mandatory Commitments help protect our loan sale profit margin from fluctuations in interest rates. The changes in the fair value of Rate-Lock Commitments and Mandatory Commitments are recognized currently as part of net gains on mortgage loans in our Condensed Consolidated Statements of Operations. We obtain market prices on Mandatory Commitments and Rate-Lock Commitments. Net gains on mortgage loans, as well as net income may be more volatile as a result of these derivative instruments, which are not designated as hedges.
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	March 31, 2024		December 31, 2023		March 31, 2024		December 31, 2023
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments
Pay-fixed interest rate swap agreements	Other assets	$17,964	Other assets	$15,636	Other liabilities	$370	Other liabilities	$3,359
Pay-variable interest rate swap agreements	Other assets	2	Other assets	—	Other liabilities	27	Other liabilities	—
Interest rate cap agreements	Other assets	534	Other assets	456	Other liabilities	—	Other liabilities	—
Interest rate floor agreements	Other assets	3,626	Other assets	4,221	Other liabilities	—	Other liabilities	—
		22,126		20,313		397		3,359
Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	267	Other assets	173	Other liabilities	—	Other liabilities	—
Mandatory commitments to sell mortgage loans	Other assets	—	Other assets	—	Other liabilities	50	Other liabilities	279
Pay-fixed interest rate swap agreements - commercial	Other assets	16,018	Other assets	12,683	Other liabilities	2,879	Other liabilities	5,514
Pay-variable interest rate swap agreements - commercial	Other assets	2,879	Other assets	5,514	Other liabilities	16,018	Other liabilities	12,683
		19,164		18,370		18,947		18,476
Total derivatives		$41,290		$38,683		$19,344		$21,835

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

	Loss Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)	Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Gain (Loss) Recognized in Income
	Three Month Periods Ended March 31,			Three Month Periods Ended March 31,		Location of Gain (Loss) Recognized in Income	Three Month Periods Ended March 31,
	2024	2023		2024	2023		2024	2023
							(In thousands)
Fair Value Hedges
Pay-fixed interest rate swap agreement - commercial						Interest and fees on loans	$79	$(101)
Pay-fixed interest rate swap agreements - securities available for sale						Interest on securities available for sale - tax - exempt	1,548	(2,744)
Pay-fixed interest rate swap agreements - Installment						Interest and fees on loans	1,688	(421)
Pay-fixed interest rate swap agreements - Mortgage						Interest and fees on loans	2,002	—
Pay-variable interest rate swap agreements - FHLB Advance						Interest expense - other borrowings and subordinated debt and debentures	(25)	—
Interest rate cap agreements - securities available for sale	$38	$(572)	Interest on securities available for sale - tax - exempt	$(54)	$(84)	Interest on securities available for sale - tax - exempt	40	51
Interest rate cap agreements - installment	—	152	Interest and fees on loans	—	—	Interest and fees on loans	—	(14)
Total	$38	$(420)		$(54)	$(84)		$5,332	$(3,229)

Cash Flow Hedges
Interest rate floor agreements - commercial	$(2,267)	$—	Interest and fees on loans	$(212)	$—	Interest and fees on loans	$(212)	$—

No hedge designation
Rate-lock mortgage loan commitments						Net gains on mortgage loans	$94	$683
Mandatory commitments to sell mortgage loans						Net gains on mortgage loans	229	(746)
Pay-fixed interest rate swap agreements - commercial						Interest income	5,970	$5,574
Pay-variable interest rate swap agreements - commercial						Interest income	(5,970)	(5,574)
Pay-variable interest rate swap agreement						Non-interest expense - other	—	$(18)
Total							$323	$(81)

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7.    Goodwill and Other Intangibles
The following table summarizes intangible assets, net of amortization:

	March 31, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets - core deposits	$11,916	$10,041	$11,916	$9,912
Unamortized intangible assets - goodwill	$28,300		$28,300
A summary of estimated core deposits intangible amortization at March 31, 2024 follows:

(In thousands)

Nine months ending December 31, 2024	387
2025	487
2026	460
2027	434
2028	107
Total	$1,875
8.    Share Based Compensation
We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.4 million shares of common stock as of March 31, 2024. The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.1 million shares of common stock as of March 31, 2024. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.
A summary of restricted stock and performance stock units (“PSU”) granted pursuant to our long-term incentive plan follows:

	Three Months Ended March 31,
	2024	2023

Restricted stock	80,355	71,346
PSU	18,822	18,790
The shares of restricted stock and PSUs shown in the above table cliff vest after a period of three years. The performance criteria of the PSUs is split evenly between a comparison of (i) our total shareholder return and (ii) our return on average assets each over the three year period starting on the grant date to these same criteria over that period to an index of our banking peers.
Our directors may elect to receive all or a portion of their cash retainer fees in the form of common stock (either on a current basis or on a deferred basis) pursuant to the non-employee director stock purchase plan referenced above. Shares equal in value to that portion of each director’s fees that he or she has elected to receive in stock on a current basis are issued each quarter and vest immediately. Shares issued on a deferred basis are credited at the rate of 90% of the current

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
fair value of our common stock and vest immediately. During the three month periods ended March 31, 2024 and 2023 we issued 0.002 million and 0.004 million shares, respectively and expensed their value during those same periods.
Total compensation expense recognized for grants pursuant to our long-term incentive plan was $0.5 million during both three month periods ended March 31, 2024 and 2023, respectively. The corresponding tax benefit relating to this expense was $0.1 million during both three month periods ended March 31, 2024 and 2023, respectively. Total expense recognized for non-employee director share based payments was $0.07 million and $0.09 million during three month periods ended March 31, 2024 and 2023, respectively. The corresponding tax benefit relating to this expense was $0.01 million and $0.02 million for three month periods ended March 31, 2024 and 2023, respectively.
At March 31, 2024, the total expected compensation cost related to non-vested restricted stock and PSUs not yet recognized was $4.3 million. The weighted-average period over which this amount will be recognized is 2.3 years.
A summary of outstanding stock option grants and related transactions follows:

	Number of Shares	Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregated Intrinsic Value
				(In thousands)
Outstanding at January 1, 2024	11,724	$11.73
Granted	—	—
Exercised	(5,583)	8.96
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2024	6,141	$14.24	3.0	$68

Vested and expected to vest at March 31, 2024	6,141	$14.24	3.0	$68
Exercisable at March 31, 2024	6,141	$14.24	3.0	$68
A summary of outstanding non-vested stock and related transactions follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2024	269,233	$22.93
Granted	99,177	24.51
Vested	(91,899)	20.43
Forfeited	(587)	23.80
Outstanding at March 31, 2024	275,924	$24.33
Certain information regarding options exercised during the periods follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Intrinsic value	$91	$223
Cash proceeds received	$—	$100
Tax benefit realized	$19	$47

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9.    Income Tax
Income tax expense was $3.8 million and $2.9 million during the three month periods ended March 31, 2024 and 2023, respectively. Our actual federal income tax expense is different than the amount computed by applying our statutory income tax rate to our income before income tax primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance. In addition, the three month periods ending March 31, 2024 and 2023 include reductions of $0.11 million and $0.04 million, respectively, of income tax expense related to the impact of the excess value of stock awards that vested and stock options that were exercised as compared to the initial fair values that were expensed.
We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. The ultimate realization of this asset is primarily based on generating future income. We concluded at March 31, 2024, March 31, 2023 and December 31, 2023 that the realization of substantially all of our deferred tax assets continues to be more likely than not.
At both March 31, 2024 and December 31, 2023, we had approximately $0.2 million, respectively, of gross unrecognized tax benefits. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the remainder of 2024.
10.    Regulatory Matters
Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits. As of March 31, 2024, the Bank had positive undivided profits of $187.3 million. It is not our intent to have dividends paid in amounts that would reduce the capital of our Bank to levels below those which we consider prudent or that would not be in accordance with guidelines of regulatory authorities.
We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can result in certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our interim condensed consolidated financial statements. In addition, capital adequacy rules include a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. To avoid limits on capital distributions and certain discretionary bonus payments we must meet the minimum ratio for adequately capitalized institutions plus the buffer. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of March 31, 2024 and December 31, 2023, categorized our Bank as well capitalized and exceeding the minimum ratio for adequately capitalized institutions plus the capital conservation buffer. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our actual capital amounts and ratios follow (1):

	Actual		Minimum for Adequately Capitalized Institutions		Minimum for Well-Capitalized Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2024
Total capital to risk-weighted assets
Consolidated	$582,411	13.85%	$336,359	8.00%	NA	NA
Independent Bank	529,972	12.62	336,015	8.00	$420,019	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$489,747	11.65%	$252,269	6.00%	NA	NA
Independent Bank	477,361	11.37	252,011	6.00	$336,015	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$451,226	10.73%	$189,202	4.50%	NA	NA
Independent Bank	477,361	11.37	189,008	4.50	$273,012	6.50%

Tier 1 capital to average assets
Consolidated	$489,747	9.29%	$210,943	4.00%	NA	NA
Independent Bank	477,361	9.05	210,909	4.00	$263,636	5.00%

December 31, 2023
Total capital to risk-weighted assets
Consolidated	$573,972	13.71%	$335,014	8.00%	NA	NA
Independent Bank	521,374	12.46	334,673	8.00	$418,341	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$481,569	11.50%	$251,260	6.00%	NA	NA
Independent Bank	469,023	11.21	251,005	6.00	$334,673	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$443,065	10.58%	$188,445	4.50%	NA	NA
Independent Bank	469,023	11.21	188,254	4.50	$271,922	6.50%

Tier 1 capital to average assets
Consolidated	$481,569	9.03%	$213,227	4.00%	NA	NA
Independent Bank	469,023	8.80	213,180	4.00	$266,475	5.00%
_______________________________________

(1)	These ratios do not reflect a capital conservation buffer of 2.50% at March 31, 2024 and December 31, 2023.
NA - Not applicable

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
	(In thousands)
Total shareholders' equity	$415,570	$404,449	$441,705	$430,407
Add (deduct)
Accumulated other comprehensive (income) loss for regulatory purposes	65,831	66,344	65,831	66,344
Goodwill and other intangibles	(30,175)	(30,304)	(30,175)	(30,304)
CECL (1)	—	2,576	—	2,576
Common equity tier 1 capital	451,226	443,065	477,361	469,023
Qualifying trust preferred securities	38,521	38,504	—	—
Tier 1 capital	489,747	481,569	477,361	469,023
Subordinated debt	40,000	40,000	—	—
Allowance for credit losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	52,664	52,403	52,611	52,351
Total risk-based capital	$582,411	$573,972	$529,972	$521,374

(1)	We elected the three year CECL transition method for regulatory purposes.
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
Derivatives: The fair value of rate-lock mortgage loan commitments is based on agency cash window loan pricing for comparable assets and the fair value of mandatory commitments to sell mortgage loans is based on mortgage backed security pricing for comparable assets (recurring Level 2). The fair value of interest rate swap, interest rate cap and interest rate floor agreements are derived from proprietary models which utilize current market data. The significant fair value inputs can generally be observed in the market place and do not typically involve judgment by management (recurring Level 2).

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
	(In thousands)
March 31, 2024:
Measured at Fair Value on a Recurring Basis
Assets
Securities available for sale
U.S. agency	$8,925	$—	$8,925	$—
U.S. agency residential mortgage-backed	78,495	—	78,495	—
U.S. agency commercial mortgage-backed	12,055	—	12,055	—
Private label mortgage-backed	84,770	—	84,770	—
Other asset backed	64,833	—	64,833	—
Obligations of states and political subdivisions	293,216	—	293,216	—
Corporate	70,383	—	70,383	—
Trust preferred	943	—	943	—
Loans held for sale, carried at fair value	8,935	—	8,935	—
Capitalized mortgage loan servicing rights	43,577	—	—	43,577
Derivatives (1)	41,290	—	41,290	—
Liabilities
Derivatives (2)	19,344	—	19,344	—

Measured at Fair Value on a Non-recurring Basis:
Assets
Collateral dependent loans (3)
Commercial
Commercial and industrial	5,035	—	—	5,035
Mortgage
1-4 family owner occupied - non-jumbo	441	—	—	441
1-4 family - 2nd lien	85	—	—	85
Resort lending	125	—	—	125
Installment
Boat lending	75	—	—	75
Recreational vehicle lending	155	—	—	155
Other	36	—	—	36
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
	(In thousands)
December 31, 2023:
Measured at Fair Value on a Recurring Basis
Assets
Securities available for sale
U.S. agency	$9,507	$—	$9,507	$—
U.S. agency residential mortgage-backed	81,217	—	81,217	—
U.S. agency commercial mortgage-backed	12,297	—	12,297	—
Private label mortgage-backed	86,469	—	86,469	—
Other asset backed	112,931	—	112,931	—
Obligations of states and political subdivisions	302,737	—	302,737	—
Corporate	73,250	—	73,250	—
Trust preferred	942	—	942	—
Loans held for sale, carried at fair value	12,063	—	12,063	—
Capitalized mortgage loan servicing rights	42,243	—	—	42,243
Derivatives (1)	38,683	—	38,683	—
Liabilities
Derivatives (2)	21,835	—	21,835	—

Measured at Fair Value on a Non-recurring Basis:
Assets
Loans held for sale, carried at the lower of cost or fair value	—	—	—	—
Collateral dependent loans (3)
Commercial
Commercial and industrial	551	—	—	551
Mortgage
1-4 family owner occupied - non-jumbo	732	—	—	732
1-4 family non-owner occupied	33	—	—	33
1-4 family - 2nd lien	157	—	—	157
Resort lending	92	—	—	92
Installment
Boat lending	192	—	—	192
Recreational vehicle lending	196	—	—	196
Other	66	—	—	66
_________________________________
(1)Included in accrued income and other assets
(2)Included in accrued expenses and other liabilities
(3)Only includes impaired loans with specific loss allocations based on collateral value.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the Three Month Periods Ended March 31 for items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Net Gains on Assets	Mortgage Loan Servicing, net	Total Change in Fair Values Included in Current Period Earnings
	Mortgage Loans
	(In thousands)
2024
Loans held for sale	$29	$—	$29
Capitalized mortgage loan servicing rights	—	506	506

2023
Loans held for sale	1,597	—	1,597
Capitalized mortgage loan servicing rights	—	(1,496)	(1,496)
For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends received.
The following represent impairment charges recognized during the three month periods ended March 31, 2024 and 2023 relating to assets measured at fair value on a non-recurring basis:
•Loans that are individually evaluated using the fair value of collateral for collateral dependent loans had a carrying amount of $6.0 million, which is net of a valuation allowance of $2.3 million at March 31, 2024, and had a carrying amount of $2.0 million, which is net of a valuation allowance of $1.3 million at December 31, 2023. The provision for credit losses included in our results of operations relating to collateral dependent loans was a net expense of $1.6 million and $0.3 million for the three month periods ending March 31, 2024 and 2023, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
A reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Capitalized Mortgage Loan Servicing Rights
	Three Months Ended March 31,
	2024	2023
	(In thousands)
Beginning balance	$42,243	$42,489
Total gains (losses) realized and unrealized:
Included in results of operations	506	(1,496)
Included in other comprehensive loss	—	—
Purchases, issuances, settlements, maturities and calls	828	930
Transfers in and/or out of Level 3	—	—
Ending balance	$43,577	$41,923

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at March 31	$506	$(1,496)
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

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)
March 31, 2024
Capitalized mortgage loan servicing rights	$43,577	Present value of net servicing revenue	Discount rate	9.98% to 16.32%	10.30%
			Cost to service	$69 to $317	$78
			Ancillary income	20 to 30	20
			Float rate		4.27%
			Prepayment rate	6.55% to 27.27%	8.46%
December 31, 2023
Capitalized mortgage loan servicing rights	$42,243	Present value of net servicing revenue	Discount rate	10.00% to 14.27%	10.25%
			Cost to service	$70 to $442	$79
			Ancillary income	20 to 30	20
			Float rate		3.82%
			Prepayment rate	6.56% to 26.47%	8.50%

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)
March 31, 2024
Collateral dependent loans
Commercial(1)	$5,035	Discounting financial statement and machinery and equipment appraised values	Discount rates used	28.0% to 50.0%	29.9%
		Sales comparison approach	Adjustment for differences between comparable sales	(18.0)% to 43.0%	(2.2)%
Mortgage and Installment(2)	917	Sales comparison approach	Adjustment for differences between comparable sales	(12.7) to 33.3	1.8

December 31, 2023
Collateral dependent loans
Commercial	$551	Sales comparison approach	Adjustment for differences between comparable sales	(5.0)% to 6.0%	(0.4)%
Mortgage and Installment(2)	1,468	Sales comparison approach	Adjustment for differences between comparable sales	(4.1) to 10.5	3.1

(1)
$4.1 million of this amount primarily relates to one collateral dependent relationship credit. Collateral securing this relationship primarily included accounts receivable, inventory and machinery and equipment at March 31, 2024. Valuation techniques at March 31, 2024 included discounting financial statement values for accounts receivable and inventory and appraised values for machinery and equipment.

(2)
In addition to the valuation techniques and unobservable inputs discussed above, at March 31, 2024 and December 31, 2023 certain collateral dependent installment loans totaling approximately $0.27 million and $0.45 million, respectively, are secured by collateral other than real estate. For the majority of these loans, we apply internal discount rates to industry valuation guides.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
March 31, 2024	$8,935	$(32)	$8,967
December 31, 2023	12,063	(61)	12,124

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The estimated recorded book balances and fair values follow:

			Fair Value Using
	Recorded Book Balance	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
March 31, 2024
Assets
Cash and due from banks	$41,646	$41,646	$41,646	$—	$—
Interest bearing deposits	120,198	120,198	120,198	—	—
Securities available for sale	613,620	613,620	—	613,620	—
Securities held to maturity	349,957	311,013	—	311,013	—
Federal Home Loan Bank and Federal
Reserve Bank Stock	16,821	NA	NA	NA	NA
Net loans and loans held for sale	3,792,587	3,542,984	—	8,935	3,534,049
Accrued interest receivable	18,774	18,774	191	5,541	13,042
Derivative financial instruments	41,290	41,290	—	41,290	—

Liabilities
Deposits with no stated maturity (1)	$3,751,701	$3,751,701	$3,751,701	$—	$—
Deposits with stated maturity (1)	830,713	826,829	—	826,829	—
Other borrowings	49,977	49,889	—	49,889	—
Subordinated debt	39,529	38,994	—	38,994	—
Subordinated debentures	39,745	39,643	—	39,643	—
Accrued interest payable	6,501	6,501	479	6,022	—
Derivative financial instruments	19,344	19,344	—	19,344	—

December 31, 2023
Assets
Cash and due from banks	$68,208	$68,208	$68,208	$—	$—
Interest bearing deposits	101,573	101,573	101,573	—	—
Securities available for sale	679,350	679,350	—	679,350	—
Securities held to maturity	353,988	318,606	—	318,606	—
Federal Home Loan Bank and Federal
Reserve Bank Stock	16,821	NA	NA	NA	NA
Net loans and loans held for sale	3,748,306	3,453,790	—	12,063	3,441,727
Accrued interest receivable	19,044	19,044	58	6,486	12,500
Derivative financial instruments	38,683	38,683	—	38,683	—

Liabilities
Deposits with no stated maturity (1)	$3,704,808	$3,704,808	$3,704,808	$—	$—
Deposits with stated maturity (1)	918,071	914,404	—	914,404	—
Other borrowings	50,026	49,831	—	49,831	—
Subordinated debt	39,510	40,352	—	40,352	—
Subordinated debentures	39,728	38,103	—	38,103	—
Accrued interest payable	6,534	6,534	482	6,052	—
Derivative financial instruments	21,835	21,835	—	21,835	—

(1)
Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $781.645 million and $723.014 million at March 31, 2024 and December 31, 2023, respectively. Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $111.998 million and $109.006 million at March 31, 2024 and December 31, 2023, respectively.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
13.    Contingencies

Pressures from various global and national macroeconomic conditions, including heightened inflation, uncertainty regarding future interest rates, foreign currency exchange rate fluctuations, recent adverse weather conditions, escalating tensions in the Middle East, the continuation of the Russia-Ukraine war, and potential governmental responses to these events, continue to create significant economic uncertainty.

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
Visa Stock
We own 12,566 shares of Visa Inc. Class B-1 common stock. At the present time, these shares can only be sold to other Class B shareholders. As a result, there has generally been limited transfer activity in private transactions between buyers and sellers. However, on April 8, 2024, Visa commenced an offer to exchange up to all of its outstanding shares of Class B-1 common stock for Class B-2 common shares and Class C common shares. If the exchange offer is completed, it is expected to result in some degree of liquidity for holders of Class B-1 common shares; however, the exchange offer will not result in complete or immediate liquidity for all of our Class B-1 shares. The Class C shares (which automatically convert to A shares upon a transfer to anyone other than a Visa member or an affiliate of a Visa member) will have temporary transfer restrictions that would be expected to expire 90 days after the exchange offer is completed while the Class B-2 shares are expected to continue to have the same transfer restrictions as the current B-1 shares. Although we have tendered all of our Class B-1 shares in the exchange offer, there is no guarantee our shares will be accepted for exchange or that Visa will not decide to terminate the exchange offer. The exchange offer is currently scheduled to expire May 3, 2024, and subject to Visa’s right to terminate or extend the offer, is expected to close shortly after expiration.

Because of the very limited liquidity for our Class B-1 common shares (prior to completion of the exchange offer) and uncertainty regarding the likelihood, ultimate timing and eventual exchange rate for Class B-1 shares into Class A shares, we continued to carry these shares at zero, representing cost basis less impairment. However, given the current conversion ratio of 1.5875 Class A shares for every 1 Class B-1 share and the closing price of Visa Class A shares on April 25, 2024 of $275.16 per share, our 12,566 Class B-1 shares could have a current “value” of approximately $5.5 million. Given the expected liquidity of the Class C shares, if the exchange offer is completed, up to 50% of this value could be recognized in our Condensed Consolidated Financial Statements during 2024. As the Class B-2 shares would continue to have the same restrictions as the Class B-1 shares, the uncertainty regarding the likelihood, ultimate timing and eventual exchange rate for Class B-2 shares into Class A shares, we would expect to continue to carry these shares at zero, representing cost basis less impairment.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
14.    Accumulated Other Comprehensive Income (Loss) (“AOCIL”)
A summary of changes in AOCIL follows:

	Unrealized Losses on Securities AFS	Unrealized Losses on Securities Transferred to Securities HTM (1)	Dispropor- tionate Tax Effects from Securities AFS	Unrealized Gains (Losses) on Derivative Instruments	Total
	(In thousands)
For the three months ended March 31,
2024
Balances at beginning of period	$(51,113)	$(15,408)	$(5,798)	$177	$(72,142)
Other comprehensive income (loss) before reclassifications	1,203	648	—	(1,761)	90
Amounts reclassified from AOCIL	213	—	—	210	423
Net current period other comprehensive income (loss)	1,416	648	—	(1,551)	513
Balances at end of period	$(49,697)	$(14,760)	$(5,798)	$(1,374)	$(71,629)

2023
Balances at beginning of period	$(68,742)	$(18,223)	$(5,798)	$—	$(92,763)
Other comprehensive income (loss) before reclassifications	11,370	672	—	(331)	11,711
Amounts reclassified from AOCIL	175	—	—	66	241
Net current period other comprehensive income (loss)	11,545	672	—	(265)	11,952
Balances at end of period	$(57,197)	$(17,551)	$(5,798)	$(265)	$(80,811)
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of reclassifications out of each component of AOCIL for the three months ended March 31 follows:

AOCIL Component	Amount Reclassified From AOCIL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2024
Unrealized losses on securities available for sale
	$(269)	Net gains (losses) on securities available for sale
	(56)	Income tax expense
	$(213)	Reclassifications, net of tax

Unrealized gains (losses) on derivative instruments
	$266	Interest income
	56	Income tax expense
	$210	Reclassifications, net of tax

	$(423)	Total reclassifications for the period, net of tax

2023
Unrealized losses on securities available for sale
	$(222)	Net gains (losses) on securities available for sale
	(47)	Income tax expense
	$(175)	Reclassifications, net of tax

Unrealized gains (losses) on derivative instruments
	$84	Interest income
	18	Income tax expense
	$66	Reclassifications, net of tax

	$(241)	Total reclassifications for the period, net of tax

15.    Revenue from Contracts with Customers
We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. We derive the majority of our revenue from financial instruments and their related contractual rights and obligations which for the most part are excluded from the scope of this topic. These sources of revenue that are excluded from the scope of this topic include interest income, net gains on mortgage loans, net gains (losses) on securities AFS, mortgage loan servicing, net and bank owned life insurance and were approximately 89.0% and 86.5% of total revenues for the three month periods ending March 31, 2024 and 2023, respectively.
Material sources of revenue that are included in the scope of this topic include service charges on deposit accounts, other deposit related income, interchange income and investment and insurance commissions and are discussed in the following paragraphs. Generally these sources of revenue are earned at the time the service is delivered or over the course of a

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
monthly period and do not result in any contract asset or liability balance at any given period end. As a result, there were no contract assets or liabilities recorded as of March 31, 2024 and December 31, 2023.
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
Net (gains) losses on other real estate and repossessed assets: We record a gain or loss from the sale of other real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. If we were to finance the sale of other real estate to the buyer, we would assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction is probable. Once these criteria are met, the other real estate asset would be derecognized and the gain or loss on sale would be recorded upon the transfer of control of the property to the buyer. There were no other real estate properties sold during the three month periods ending March 31, 2024 and 2023 that were financed by us.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Disaggregation of our revenue sources by attribute follows:

	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
Three months ending March 31, 2024	(In thousands)
Retail
Overdraft fees	$2,189	$—	$—	$—	$2,189
Account service charges	573	—	—	—	573
ATM fees	—	383	—	—	383
Other	—	250	—	—	250
Business
Overdraft fees	110	—	—	—	110
ATM fees	—	11	—	—	11
Other	—	104	—	—	104
Interchange income	—	—	3,151	—	3,151
Asset management revenue	—	—	—	493	493
Transaction based revenue	—	—	—	311	311

Total	$2,872	$748	$3,151	$804	$7,575

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$748
Investment and insurance commissions					804
Bank owned life insurance (1)					181
Other (1)					985
Total					$2,718
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
Leases are classified as operating or finance leases at the lease commencement date (we did not have any finance leases as of March 31, 2024). Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. The ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of the lease payment over the lease term.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.
The cost components of our operating leases follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Operating lease cost	$346	$362
Variable lease cost	11	24
Short-term lease cost	24	22
Total	$381	$408
Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities.
Supplemental balance sheet information related to our operating leases follows:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Lease right of use asset (1)	$6,744	$4,911
Lease liabilities (2)	$6,953	$5,114

Weighted average remaining lease term (years)	7.63	6.03
Weighted average discount rate	3.6%	2.7%
(1)Included in Accrued income and other assets in our Condensed Consolidated Statements of Financial Condition.
(2)Included in Accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition.
Maturity analysis of our lease liabilities at March 31, 2024 based on required contractual payments follows:

(In thousands)

Nine months ending December 31, 2024	$1,001
2025	1,288
2026	1,122
2027	939
2028	916
2029 and thereafter	2,861
Total lease payments	8,127
Less imputed interest	(1,174)
Total	$6,953

Index
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction. The following section presents additional information to assess the financial condition and results of operations of Independent Bank Corporation (“IBCP”), its wholly-owned bank, Independent Bank (the “Bank”), and their subsidiaries. This section should be read in conjunction with the Condensed Consolidated Financial Statements. We also encourage you to read our 2023 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”). That report includes a list of risk factors that you should consider in connection with any decision to buy or sell our securities.
Overview. We provide banking services to customers located primarily in Michigan’s Lower Peninsula. We also have a loan production office in Fairlawn, Ohio. As a result, our success depends to a great extent upon the economic conditions in Michigan’s Lower Peninsula.
Recent Developments. Pressures from various global and national macroeconomic conditions, including heightened inflation, uncertainty regarding future interest rates, foreign currency exchange rate fluctuations, recent adverse weather conditions, escalating tensions in the Middle East, the continuation of the Russia-Ukraine war, and potential governmental responses to these events, continue to create significant economic uncertainty. The extent to which these pressures may impact our business, results of operations, asset valuations, financial condition, and customers will depend on future developments, which continue to be highly uncertain and difficult to predict. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, securities available for sale ("AFS"), securities held to maturity ("HTM"), loans, capitalized mortgage loan servicing rights or deferred tax assets.

It is against this backdrop that we discuss our results of operations and financial condition for the first quarter of 2024 as compared to earlier periods.
RESULTS OF OPERATIONS
Summary. We recorded net income of $16.0 million and $13.0 million during the three months ended March 31, 2024 and 2023, respectively. The increase in 2024 first quarter results as compared to 2023 is due to increases in net interest income and non-interest income that were partially offset by increases in non-interest expense and income tax expense.
Key performance ratios

	Three months ended March 31,
	2024	2023
Net income (annualized) to
Average assets	1.24%	1.06%
Average shareholders’ equity	15.95%	14.77%

Net income per common share
Basic	$0.77	$0.62
Diluted	0.76	0.61

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

Index
Our net interest income totaled $40.2 million during the first quarter of 2024, an increase of $1.8 million, or 4.6% from the year-ago period. This increase primarily reflects a $213.9 million increase in average interest-earning assets that was partially offset by a two basis point decrease in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”).
The increase in average interest-earning assets in 2024 as compared to 2023 primarily reflects growth in commercial and mortgage loans funded from an increase in deposits.
The two basis point decrease in our net interest margin during the first quarter of 2024 is attributed to a 70 basis point increase in interest expense as a percent of average interest-earning assets which was partially offset by a 68 basis point increase in interest income as a percent of average interest-earning assets. These increases are primarily attributed to the 100 basis point increase in the federal funds rate since January of 2023. Our net interest margin has been negatively impacted by changes in funding mix (such as shifting from non-interest bearing deposits to interest-bearing deposits and an increase in time deposits) as well as higher deposit pricing sensitivity to the increases in interest rates discussed above. This change in funding mix and pricing is expected to continue to have an impact on our net interest margin during 2024. See Asset/liability management.
Our net interest income is also impacted by our level of non-accrual loans. In the first quarter of 2024, non-accrual loans averaged $3.9 million. In the first quarter of 2023, non-accrual loans averaged $4.0 million. In addition, in the first quarter of 2024 we had net recoveries of $0.3 million of unpaid interest on loans placed on or taken off non-accrual or on loans previously charged-off compared to net recoveries of $0.1 million during the same period in 2023.

Index
Average Balances and Tax Equivalent Rates

	Three Months Ended March 31,
	2024			2023
	Average Balance	Interest	Rate (2)	Average Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$3,801,985	$54,955	5.80%	$3,487,539	$44,234	5.12%
Tax-exempt loans (1)	8,541	111	5.23	6,630	76	4.65
Taxable securities	680,133	5,251	3.09	822,572	5,884	2.86
Tax-exempt securities (1)	319,007	3,548	4.45	323,503	3,355	4.15
Interest bearing cash	84,182	1,143	5.46	38,889	464	4.84
Other investments	16,821	298	7.13	17,653	211	4.85
Interest Earning Assets	4,910,669	65,306	5.34	4,696,786	54,224	4.67
Cash and due from banks	55,550			60,442
Other assets, net	235,233			231,212
Total Assets	$5,201,452			$4,988,440

Liabilities
Savings and interest-bearing checking	$2,633,519	13,367	2.04	$2,535,045	8,857	1.42
Time deposits	864,672	9,443	4.39	657,686	4,903	3.02
Other borrowings	129,255	2,119	6.59	112,137	1,735	6.27
Interest Bearing Liabilities	3,627,446	24,929	2.76	3,304,868	15,495	1.90
Non-interest bearing deposits	1,063,454			1,224,375
Other liabilities	107,327			102,477
Shareholders’ equity	403,225			356,720

Total liabilities and shareholders’ equity	$5,201,452			$4,988,440

Net Interest Income		$40,377			$38,729

Net Interest Income as a Percent of Average Interest Earning Assets			3.30%			3.32%
_________________________________
(1)Interest on tax-exempt loans and securities available for sale is presented on a fully tax equivalent basis assuming a marginal tax rate of 21%.
(2)Annualized

Index
Reconciliation of Non-GAAP Financial Measures

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Net Interest Margin, Fully Taxable Equivalent ("FTE")

Net interest income	$40,197	$38,441
Add: taxable equivalent adjustment	180	288
Net interest income - taxable equivalent	$40,377	$38,729
Net interest margin (GAAP) (1)	3.28%	3.29%
Net interest margin (FTE) (1)	3.30%	3.32%
(1)Annualized.
Provision for credit losses. The provision for credit losses was an expense of $0.7 million and an expense of $2.2 million for the three months ended March 31, 2024 and 2023, respectively. The expense provision on loans of $1.87 million reflects our assessment of the allowance for credit losses (the “ACL”) on loans taking into consideration factors such as loan growth, loan mix, levels of non-performing and classified loans, economic conditions and loan net charge-offs. While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors. See “Portfolio Loans and asset quality” for a discussion of the various components of the ACL on loans and their impact on the provision for credit losses on loans in 2024. The increase in the provision for credit losses on loans from the prior year quarter to date period is primarily due to an increase in specific reserves on one commercial credit and changes in retail loan prepayment speeds. The credit provision on securities HTM of $1.13 million reflects the recovery of a previously charged off corporate security during the first quarter. (See "Securities.")
Non-interest income. Non-interest income is a significant element in assessing our results of operations. Non-interest income totaled $12.6 million during the first quarter of 2024 compared to $10.6 million in the first quarter of 2023.
The components of non-interest income are as follows:
Non-Interest Income

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Interchange income	$3,151	$3,205
Service charges on deposit accounts	2,872	2,857
Net gains on assets
Mortgage loans	1,364	1,256
Securities	(269)	(222)
Mortgage loan servicing, net	2,725	726
Investment and insurance commissions	804	827
Bank owned life insurance	181	111
Other	1,733	1,791
Total non-interest income	$12,561	$10,551

Index
Mortgage loan activity is summarized as follows:
Mortgage Loan Activity

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Mortgage loans originated	$93,994	$113,021
Mortgage loans sold (1)	80,818	106,846
Net gains on mortgage loans	1,364	1,256
Net gains as a percent of mortgage loans sold ("Loan Sales Margin")	1.69%	1.18%
Fair value adjustments included in the Loan Sales Margin	0.44	1.20
(1) Mortgage loan sales in 2024 and 2023 include $6.76 million and $41.24 million, respectively of portfolio loan transactions done for interest rate risk purposes.
Mortgage loans originated decreased in 2024 as compared to 2023 due primarily to higher mortgage loan interest rates in 2024 reduceing this activity. Mortgage loans sold decreased in 2024 as compared to 2023 due to lower portfolio loan sales.
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
Net gains on mortgage loans totaled $1.4 million and $1.3 million during the first quarters of 2024 and 2023, respectively. The increase from the prior year quarter was primarily due to a increase in the loan sale margin that was partially offset by lower volume of mortgage loans sold.
We recorded a net loss of $0.3 million and a net loss $0.2 million on securities AFS for the first three months of 2024 and 2023, respectively. We recorded no credit related charges in either 2024 or 2023 on securities AFS. See “Securities” below and note #3 to the Condensed Consolidated Financial Statements.
Mortgage loan servicing, net, generated income of $2.7 million and $0.7 million in the first quarters of 2024 and 2023, respectively. The significant variance in mortgage loan servicing, net is primarily due to changes in the fair value of capitalized mortgage loan servicing rights associated with changes in interest rates and the associated expected future prepayment levels and expected float rates.
Mortgage loan servicing, net activity is summarized in the following table:
Mortgage Servicing Revenue

	Three Months Ended March 31,
	2024	2023
Mortgage loan servicing, net:	(In thousands)
Revenue, net	$2,219	$2,222
Fair value change due to price	$1,265	$(635)
Fair value change due to pay-downs	$(759)	$(861)
Total	$2,725	$726

Index
Activity related to capitalized mortgage loan servicing rights is as follows:
Capitalized Mortgage Loan Servicing Rights

	Three months ended March 31,
	2024	2023
	(In thousands)
Balance at beginning of period	$42,243	$42,489
Originated servicing rights capitalized	828	930
Change in fair value	506	(1,496)
Balance at end of period	$43,577	$41,923
At March 31, 2024 we were servicing approximately $3.55 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 3.94% and a weighted average service fee of approximately 25.6 basis points. Capitalized mortgage loan servicing rights at March 31, 2024 totaled $43.6 million, representing approximately 122.8 basis points on the related amount of mortgage loans serviced for others.
Non-interest expense. Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure.
Non-interest expense increased by $1.2 million to $32.2 million during the three-period ended March 31, 2024 compared to the same period in 2023.
The components of non-interest expense are as follows:
Non-Interest Expense

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Compensation	$13,277	$13,269
Performance-based compensation	3,476	2,245
Payroll taxes and employee benefits	4,017	3,825
Compensation and employee benefits	20,770	19,339
Data processing	3,255	2,991
Occupancy, net	2,074	2,159
Interchange expense	1,097	1,049
Furniture, fixtures and equipment	954	926
FDIC deposit insurance	782	783
Communications	615	668
Loan and collection	512	578
Advertising	491	495
Legal and professional	486	607
Amortization of intangible assets	129	137
Supplies	118	106
Correspondent bank service fees	46	63
Provision for loss reimbursement on sold loans	3	10
Net gains on other real estate and repossessed assets	(76)	(46)
Costs related to unfunded lending commitments	(652)	(475)
Other	1,589	1,567
Total non-interest expense	$32,193	$30,957

Index
Compensation and employee benefits expenses, in total, increased $1.4 million on a quarterly comparative basis compared to the same period in 2023.
Compensation expense was relatively unchanged in the first quarter of 2024 compared to the same period in 2023. Salary increases that were predominantly effective on January 1, 2024, were offset by a decrease in mortgage lending and other retail personnel.
Performance-based compensation increased by $1.2 million in the first quarter of 2024, compared to the same period in 2023. The increase is primarily due to higher expected incentive compensation payout for salaried and hourly employees.
Data processing expense increased by $0.3 million in the first quarter of 2024 compared to the same prior year period due in part to core data processor annual asset growth and CPI related cost increases as well as well as new solutions implemented during this time frame.
Legal and professional decreased by $0.1 million in the first quarter of 2024 compared to the same prior year period due primarily to lower litigation related costs.
Costs (recoveries) related to unfunded lending commitments decreased by $0.2 million in the first quarter of 2024 compared to the same prior year period due primarily to a decrease in lending commitment balances.
Income tax expense. We recorded an income tax expense of $3.8 million in the first quarter of 2024. This compares to an income tax expense of $2.9 million in the first quarter of 2023. The changes in expense for the first three months of 2024 compared to the same period in 2023 is primarily due to changes in pretax income.
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
We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. The ultimate realization of this asset is primarily based on generating future income. We concluded at March 31, 2024 and 2023 and at December 31, 2023, that the realization of substantially all of our deferred tax assets continues to be more likely than not.
FINANCIAL CONDITION
Summary. Our total assets decreased by $32.5 million during the first three months of 2024. Loans, excluding loans held for sale, were $3.84 billion at March 31, 2024, compared to $3.79 billion at December 31, 2023. Commercial loans and mortgage loans each increased while installment loans decreased during the first three months of 2024. (See “Portfolio Loans and asset quality.”)
Deposits totaled $4.58 billion at March 31, 2024, a decrease of $40.5 million from December 31, 2023. The decrease in deposits from December 31, 2023, is due to scheduled maturities of brokered time deposits.
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

Index
below under "Liquidity and capital resources"), we believe that we have the ability and intent to hold these securities until they mature, at which time we would receive full value for these securities.
Securities Available for Sale

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Securities available for sale	(In thousands)
March 31, 2024	$676,527	$515	$63,422	$613,620
December 31, 2023	744,050	464	65,164	679,350
Securities Held to Maturity

	Carrying Value	Transferred Unrealized Loss (1)	ACL	Amortized Cost	Unrealized		Fair Value
					Gains	Losses
	(In thousands)
Securities held to maturity
March 31, 2024	$349,957	$18,683	$155	$368,795	$3	$57,785	$311,013
December 31, 2023	353,988	19,503	157	373,648	868	55,910	318,606
(1)Represents the remaining unrealized loss to be accreted on securities that were transferred from AFS to HTM on April 1, 2022.
Securities AFS in unrealized loss positions are evaluated quarterly for impairment related to credit losses. For securities AFS in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities AFS that do not meet this criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, adverse conditions specifically related to the security and the issuer and the impact of changes in market interest rates on the market value of the security, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, net of applicable taxes. No ACL for securities AFS was needed at March 31, 2024. The decrease in unrealized losses during the first three months of 2024 is primarily attributed to pay downs of security balances and par reversion. See note #3 to the Condensed Consolidated Financial Statements included within this report for further discussion.
For securities HTM an ACL is maintained at a level which represents our best estimate of expected credit losses. This ACL is a contra asset valuation account that is deducted from the carrying amount of securities HTM to present the net amount expected to be collected. Securities HTM are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in our Condensed Consolidated Statements of Operations in provision for credit loss. We measure expected credit losses on securities HTM on a collective basis by major security type with each type sharing similar risk characteristics. With regard to U.S. Government-sponsored agency and mortgage-backed securities (residential and commercial), all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to obligations of states and political subdivisions, private label-mortgage-backed, corporate and trust preferred securities HTM, we consider (1) issuer bond ratings, (2) long-term historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. During the first quarter of 2023, one corporate security (Signature Bank) defaulted resulting in a $3.0 million provision for credit losses and a corresponding full charge-off. Subsequent to this security's charge-off, a portion of its fair value had recovered and was subsequently sold during the first quarter of 2024 for $1.1 million during which period we recorded that amount as a recovery to the ACL. See note #3 to the Condensed Consolidated Financial Statements included within this report for further discussion.

Index
Sales of securities were as follows (See “Non-interest income.”):
Sales of Securities

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Proceeds	$37,273	$278
Gross gains	14	—
Gross losses	283	222
Net gains (losses)	$(269)	$(222)
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
We generally retain loans that may be profitably funded within established risk parameters. (See “Asset/liability management.”) As a result, we may hold adjustable-rate and fixed rate jumbo mortgage loans as Portfolio Loans, while 15- and 30-year fixed-rate non-jumbo mortgage loans are generally sold to mitigate exposure to changes in interest rates. (See “Non-interest income.”) The retention of newly originated fixed rate jumbo mortgage loans has declined relative to the prior year as the growth in mortgage loans during the first three months of 2023 has primarily been attributed to the origination of adjustable-rate mortgage loans and advances on adjustable rate construction mortgage loans and home equity lines of credit. (See “Asset/liability management.”).
A summary of our Portfolio Loans follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Real estate(1)
Residential first mortgages	$1,258,761	$1,248,911
Residential home equity and other junior mortgages	158,830	157,006
Construction and land development	266,750	241,715
Other(2)	1,046,150	1,036,590
Consumer	608,700	619,374
Commercial	496,722	483,129
Agricultural	4,052	4,176
Total loans	$3,839,965	$3,790,901
_________________________________
(1)Includes both residential and non-residential commercial loans secured by real estate.
(2)Includes loans secured by multi-family residential and non-farm, non-residential property.

Index
Non-performing assets

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Non-accrual loans	$5,355	$6,991
Loans 90 days or more past due and still accruing interest	—	432
Subtotal	5,355	7,423
Less: Government guaranteed loans	1,665	2,191
Total non-performing loans	3,690	5,232
Other real estate and repossessed assets	1,059	569
Total non-performing assets	$4,749	$5,801

As a percent of Portfolio Loans
Non-performing loans	0.10%	0.14%
Allowance for credit losses	1.47	1.44
Non-performing assets to total assets	0.09	0.11
Allowance for credit losses as a percent of non-performing loans	1526.10%	1044.69%
Non-performing loans have remained relatively stable as a percent of Portfolio Loans since year-end 2023, reflecting generally improving economic conditions and our ongoing collection efforts. Our collection and resolution efforts have generally resulted in a positive trend in non-performing loans.
Other real estate and repossessed assets totaled $1.06 million and $0.57 million at March 31, 2024, and December 31, 2023, respectively.
We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.
The following tables reflect activity in our ACL on loans, securities and unfunded lending commitments as well as the allocation of our ACL on loans.
Allowance for credit losses on loans and unfunded lending commitments

	Three months ended March 31,
	2024			2023
	Loans	Securities	Unfunded Commitments	Loans	Securities	Unfunded Commitments
	(Dollars in thousands)
Balance at beginning of period	$54,658	$157	$5,504	$52,435	$168	$5,080
Additions (deductions)
Provision for credit losses	1,871	(1,127)	—	(832)	2,992	—
Recoveries credited to allowance	596	1,125	—	578	—	—
Assets charged against the allowance	(812)	—	—	(1,631)	(3,000)	—
Additions included in non-interest expense	—	—	(652)	—	—	(475)
Balance at end of period	$56,313	$155	$4,852	$50,550	$160	$4,605

Net loans charged (recovered) against the allowance to average Portfolio Loans	0.02%			0.12%

Index
Allocation of the Allowance for Credit Losses on Loans

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Specific allocations	$2,300	$1,292
Pooled analysis allocations	41,421	40,944
Additional allocations based on subjective factors	12,592	12,422
Total	$56,313	$54,658
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
The ACL increased $1.7 million to $56.3 million at March 31, 2024 from $54.7 million at December 31, 2023, and was equal to 1.47% and 1.44% of total Portfolio Loans at March 31, 2024, and December 31, 2023, respectively.
Since December 31, 2023, the ACL related to specific loans increased $1.0 million due primarily to one commercial loan addition in the first quarter of 2024. The ACL related to pooled analysis of loans and subjective factors increased $0.5 million and $0.2 million, respectively due primarily to loan growth.
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
Deposits totaled $4.58 billion and $4.62 billion at March 31, 2024, and December 31, 2023, respectively. The decrease in deposits is primarily due to decreases in non-interest bearing and brokered time deposits that were partially offset by growth in savings and interest-bearing checking deposits, reciprocal deposits and time deposits. Reciprocal deposits totaled $893.6 million and $832.0 million at March 31, 2024 and December 31, 2023, respectively. These deposits represent demand, money market and time deposits from our customers that have been placed through IntraFi Network. This service allows our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.
We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be susceptible to outflow. Data relating to our deposit portfolios (excluding brokered time) follows:

Index

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Uninsured deposits (1)	$977,374	$961,974
Uninsured deposits as a percentage of deposits	22.0%	22.2%
Average deposit account size	$20.91	$20.38
Balance of top 100 largest depositors	$973,791	$890,289
Balance of top 100 depositors as a percentage of deposits, excluding brokered time deposits	22.0%	20.5%
(1) These amounts exclude intercompany related deposits of $51.3 million and $51.2 million respectively. Uninsured deposits reported in our Call Report at March 31, 2024 and December 31, 2023 totaled $1,028.7 million and $1,013.2 million, respectively.
We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.
Other borrowings, comprised primarily of FRB and FHLB borrowings, totaled $50.0 million and $50.0 million at March 31, 2024, and December 31, 2023, respectively.
As described above, we have utilized wholesale funding, including federal funds purchased, FHLB and FRB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At March 31, 2024, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $1.09 billion, or 23.6% of total funding (deposits and all borrowings, excluding subordinated debt and debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all. Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.
We historically employed derivative financial instruments to manage our exposure to changes in interest rates. During the first three months of 2024 and 2023, we entered into $29.5 million and $19.5 million (aggregate notional amounts), respectively, of interest rate swaps with commercial loan customers, which were offset with interest rate swaps that the Bank entered into with a broker-dealer. We recorded $0.3 million and $0.4 million of fee income related to these transactions during the first three months of 2024 and 2023, respectively. See note #6 to the Condensed Consolidated Financial Statements included within this report for more information on our derivative financial instruments.
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
Our primary sources of funds include our deposit base, secured advances from the FHLB and FRB, federal funds purchased borrowing facilities with other banks, and access to the capital markets (for Brokered CDs). At March 31, 2024, in addition to liquidity available from our normal operating, funding and investing activities we had unused credit lines with the FHLB and FRB of approximately $1.072 billion and $496.0 million, respectively. We also had approximately $811.3 million in fair value of unpledged securities AFS and HTM at March 31, 2024, which could be pledged for an estimated additional borrowing capacity at the FHLB and FRB of approximately $754.9 million.
At March 31, 2024, we had $762.2 million of time deposits that mature in the next 12 months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $3.75 billion of our deposits at March 31, 2024, were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits

Index
that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.
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
We also believe that the available cash on hand at the parent company (including time deposits) of approximately $46.6 million as of March 31, 2024, provides sufficient liquidity resources at the parent company to meet operating expenses, to make interest payments on the subordinated debt and debentures, and, along with dividends from the Bank, to pay projected cash dividends on our common stock.
Effective management of capital resources is critical to our mission to create value for our shareholders. In addition to common stock, our capital structure also currently includes subordinated debt and cumulative trust preferred securities.
Capitalization

	March 31, 2024	December 31, 2023
	(In thousands)
Subordinated debt	$39,529	$39,510
Subordinated debentures	39,745	39,728
Amount not qualifying as regulatory capital	(753)	(734)
Amount qualifying as regulatory capital	78,521	78,504
Shareholders’ equity
Common stock	317,099	317,483
Retained earnings	170,100	159,108
Accumulated other comprehensive income (loss)	(71,629)	(72,142)
Total shareholders’ equity	415,570	404,449
Total capitalization	$494,091	$482,953
In May 2020, we issued $40.0 million of fixed to floating subordinated notes with a ten year maturity and a five year call option. The initial coupon rate is 5.95% fixed for five years and then floats at the Secured Overnight Financing Rate (“SOFR”) plus 5.825%. These notes are presented in the Condensed Consolidated Statement of Financial Condition under the caption “Subordinated debt” and the March 31, 2024, balance of $39.5 million is net of remaining unamortized deferred issuance costs of approximately $0.5 million that are being amortized through the maturity date into interest expense on other borrowings and subordinated debt and debentures in our Condensed Consolidated Statements of Operations.
We currently have four special purpose entities with $39.7 million of outstanding cumulative trust preferred securities as of March 31, 2024. These special purpose entities issued common securities and provided cash to our parent company that in turn issued subordinated debentures to these special purpose entities equal to the trust preferred securities and common securities. The subordinated debentures represent the sole asset of the special purpose entities. The common securities and subordinated debentures are included in our Condensed Consolidated Statements of Financial Condition.
The FRB has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at March 31, 2024, and December 31, 2023.

Index
Common shareholders’ equity increased to $415.6 million at March 31, 2024, from $404.4 million at December 31, 2023. The increase is primarily due to earnings retention. Our tangible common equity (“TCE”) totaled $385.4 million and $374.1 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 7.41% and 7.15% at March 31, 2024, and December 31, 2023, respectively. TCE and the ratio of TCE to tangible assets are non-GAAP measures. TCE represents total common equity less goodwill and other intangible assets.
In December 2023, our Board of Directors authorized a 2024 share repurchase plan. Under the terms of the 2024 share repurchase plan, we are authorized to buy back up to 1,100,000, or approximately 5% of our outstanding common stock. There were no shares repurchased during the first three months of 2024 and 2023, respectively.
We pay a quarterly cash dividend on our common stock. These dividends totaled $0.24 per share and $0.23 per share in the first three months of 2024 and 2023, respectively. We generally favor a dividend payout ratio between 30% and 50% of net income.
As of March 31, 2024 and December 31, 2023, our Bank (and holding company) continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards (also see note #10 to the Condensed Consolidated Financial Statements included within this report).
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
We employ simulation analyses to monitor our interest-rate risk profile and evaluate potential changes in our net interest income and market value of portfolio equity that result from changes in interest rates. The purpose of these simulations is to identify sources of interest-rate risk. The simulations do not anticipate any actions that we might initiate in response to changes in interest rates and, accordingly, the simulations do not provide a reliable forecast of anticipated results. The simulations are predicated on immediate, permanent and parallel shifts in interest rates and generally assume that current loan and deposit pricing relationships remain constant. The simulations further incorporate assumptions relating to changes in customer behavior, including changes in prepayment rates on certain assets and liabilities. At March 31, 2024, both our interest rate risk profile as measured by our short term earnings simulation and our longer term interest rate risk measure based on changes in economic value indicates exposure to rising rates. These measures have decreased modestly from December 31, 2023 due to a shift in the asset mix to shorter duration loans while the sensitivity measures relating to funding mix were relatively stable. In addition, at March 31, 2024 our simulation base-rate scenario for market value of portfolio equity increased from December 31, 2023 due primarily to to an increase in the bank’s tangible equity, an increase in the value of non-maturity deposits caused by an increase in long term market rates and spread tightening in certain sectors of the fixed income bond market. We are carefully monitoring the change in our funding mix as well as the composition of our earning assets and the impact of potential future changes in interest rates on our changes in market value of portfolio equity and changes in net interest income. As a result, we may add some longer-term borrowings, may utilize derivatives (interest rate swaps, interest rate caps and interest rate floors) to manage interest rate risk and may continue to sell some fixed rate jumbo and other portfolio mortgage loans in the future.

Index
CHANGES IN MARKET VALUE OF PORTFOLIO EQUITY, NET INTEREST INCOME AND NET INTEREST MARGIN

Change in Interest Rates	Market Value of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change	Net Interest Margin(3)	Percent Change
	(Dollars in thousands)
March 31, 2024
200 basis point rise	$480,600	(13.92)%	$171,500	(1.44)%	3.42%	(1.44)%
100 basis point rise	520,900	(6.70)	173,300	(0.40)	3.46	(0.29)
Base-rate scenario	558,300	—	174,000	—	3.47	—
100 basis point decline	585,700	4.91	172,700	(0.75)	3.44	(0.86)
200 basis point decline	598,000	7.11	172,500	(0.86)	3.44	(0.86)

December 31, 2023
200 basis point rise	$447,600	(17.29)%	$166,000	(2.06)%	3.30%	(2.37)%
100 basis point rise	494,500	(8.63)	168,300	(0.71)	3.35	(0.89)
Base-rate scenario	541,200	—	169,500	—	3.38	—
100 basis point decline	582,800	7.69	169,000	(0.29)	3.36	(0.59)
200 basis point decline	603,200	11.46	167,800	(1.00)	3.34	(1.18)
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

Index
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
CRITICAL ACCOUNTING POLICIES
Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the ACL and capitalized mortgage loan servicing rights are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those that we have used could result in material changes in our consolidated financial position or results of operations. There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Index
Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See applicable disclosures set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 under the caption “Asset/liability management.”
Item 4.
CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures.
With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended March 31, 2024, have concluded that, as of such date, our disclosure controls and procedures were effective.
(b)Changes in Internal Controls.
During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of the Company's common stock in lieu of fees otherwise payable to the director for his or her service as a director. A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board. Pursuant to this Plan, during the first quarter of 2024, the Company issued 341 shares of common stock to non-employee directors on a current basis and 2,151 shares of common stock to the trust for distribution to directors on a deferred basis. These shares were issued on April 1, 2024 representing aggregate fees of $0.06 million. The shares on a current basis were issued at a price of $26.02 per share and the shares on a deferred basis were issued at a price of $23.42 per share, representing 90% of the fair value of the shares on the credit date. The price per share was the consolidated closing bid price per share of the Company's common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules. The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.
The following table shows certain information relating to repurchases of common stock for the three-months ended March 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
January 2024	37,858	$25.79	—	1,100,000
February 2024	43,446	24.45	—	1,100,000
March 2024	1,932	24.28	—	1,100,000
Total	83,236	$25.06	—	1,100,000
(1) January, February and March include 37,858 shares, 73 shares and 1,932 shares, respectively, withheld from the shares that would otherwise have been issued to certain officers in order to satisfy the tax withholding obligations resulting from the vesting of restricted stock and performance share units as well as satisfy the tax withholding obligations and stock option exercise price resulting from the exercise of stock options. February also includes 43,373 shares of our common stock purchased in the open market by the Independent Bank Corporation Employee Stock Ownership Trust as part of our employee stock ownership plan..
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

Date	May 3, 2024	By	/s/ Gavin A. Mohr
Gavin A. Mohr, Principal Financial Officer

Date	May 3, 2024	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer