Form 10-Q
period 2024-06-30
INDEPENDENT BANK CORP /MI/
filed 2024-08-05
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2024
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
YES ☐ NO ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, no par value, 20,896,522 as of August 2, 2024.

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

Index

Part I - Item 1.	INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	June 30, 2024	December 31, 2023
	(Unaudited)
	(In thousands, except share amounts)
Assets
Cash and due from banks	$54,910	$68,208
Interest bearing deposits	159,438	101,573
Cash and Cash Equivalents	214,348	169,781
Equity securities at fair value	872	—
Securities available for sale	591,974	679,350
Securities held to maturity (fair value of $305,654 at June 30, 2024 and $318,606 at December 31, 2023 )	344,220	353,988
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	16,099	16,821
Loans held for sale, carried at fair value	15,935	12,063
Loans
Commercial	1,732,353	1,679,731
Mortgage	1,501,377	1,485,872
Installment	618,159	625,298
Total Loans	3,851,889	3,790,901
Allowance for credit losses	(56,241)	(54,658)
Net Loans	3,795,648	3,736,243
Other real estate and repossessed assets, net	945	569
Property and equipment, net	35,041	35,523
Bank-owned life insurance	53,821	54,341
Capitalized mortgage loan servicing rights, carried at fair value	44,406	42,243
Other intangibles	1,746	2,004
Goodwill	28,300	28,300
Accrued income and other assets	134,145	132,500
Total Assets	$5,277,500	$5,263,726

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$1,049,625	$1,076,093
Savings and interest-bearing checking	1,926,065	1,905,701
Reciprocal	925,828	832,020
Time	585,561	524,325
Brokered time	127,249	284,740
Total Deposits	4,614,328	4,622,879
Other borrowings	50,012	50,026
Subordinated debt	39,548	39,510
Subordinated debentures	39,762	39,728
Accrued expenses and other liabilities	103,391	107,134
Total Liabilities	4,847,041	4,859,277
Commitments and contingent liabilities
Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 20,899,358 shares at June 30, 2024 and 20,835,633 shares at December 31, 2023	317,676	317,483
Retained earnings	183,611	159,108
Accumulated other comprehensive loss	(70,828)	(72,142)
Total Shareholders’ Equity	430,459	404,449
Total Liabilities and Shareholders’ Equity	$5,277,500	$5,263,726
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
	(In thousands, except per share amounts)
Interest Income
Interest and fees on loans	$56,786	$47,679	$111,829	$91,973
Interest on securities
Taxable	4,713	5,919	9,964	11,803
Tax-exempt	3,400	3,283	6,791	6,366
Other investments	1,439	1,067	2,880	1,742
Total Interest Income	66,338	57,948	131,464	111,884
Interest Expense
Deposits	22,876	17,461	45,686	31,221
Other borrowings and subordinated debt and debentures	2,116	2,137	4,235	3,872
Total Interest Expense	24,992	19,598	49,921	35,093
Net Interest Income	41,346	38,350	81,543	76,791
Provision for credit losses	19	3,317	763	5,477
Net Interest Income After Provision for Credit Losses	41,327	35,033	80,780	71,314
Non-interest Income
Interchange income	3,401	3,355	6,552	6,560
Service charges on deposit accounts	2,937	3,134	5,809	5,991
Net gains (losses) on assets
Mortgage loans	1,333	2,120	2,697	3,376
Equity securities at fair value	2,693	—	2,693	—
Securities available for sale	—	—	(269)	(222)
Mortgage loan servicing, net	2,091	3,674	4,816	4,400
Other	2,717	3,134	5,435	5,863
Total Non-interest Income	15,172	15,417	27,733	25,968
Non-interest Expense
Compensation and employee benefits	21,251	20,602	42,021	39,941
Data processing	3,257	2,891	6,512	5,882
Occupancy, net	1,886	1,845	3,960	4,004
Interchange expense	1,127	1,054	2,224	2,103
Furniture, fixtures and equipment	948	929	1,902	1,855
FDIC deposit insurance	695	749	1,477	1,532
Advertising	788	431	1,279	926
Loan and collection	699	620	1,211	1,198
Communications	499	635	1,114	1,303
Legal and professional	544	473	1,030	1,080
Costs (recoveries) related to unfunded lending commitments	(137)	100	(789)	(375)
Other	1,776	1,919	3,585	3,756
Total Non-interest Expense	33,333	32,248	65,526	63,205
Income Before Income Tax	23,166	18,202	42,987	34,077
Income tax expense	4,638	3,412	8,468	6,296
Net Income	$18,528	$14,790	$34,519	$27,781
Net Income Per Common Share
Basic	$0.89	$0.70	$1.65	$1.32
Diluted	$0.88	$0.70	$1.64	$1.31
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(Unaudited - In thousands)

Net income	$18,528	$14,790	$34,519	$27,781
Other comprehensive income
Securities available for sale
Unrealized gains (losses) arising during period	272	(630)	1,796	13,763
Accretion of net unrealized losses on securities transferred to held to maturity	855	936	1,675	1,786
Reclassification adjustments for losses included in earnings	—	—	269	222
Unrealized gains recognized in other comprehensive income on securities available for sale	1,127	306	3,740	15,771
Income tax expense	236	64	785	3,312
Unrealized gains recognized in other comprehensive income on securities available for sale, net of tax	891	242	2,955	12,459
Derivative instruments
Unrealized gains (losses) arising during period	(463)	7	(2,692)	(413)
Reclassification adjustment for expense recognized in earnings	349	68	615	152
Unrealized gains (losses) recognized in other comprehensive income on derivative instruments	(114)	75	(2,077)	(261)
Income tax expense (benefit)	(24)	16	(436)	(55)
Unrealized gains (losses) recognized in other comprehensive income on derivative instruments, net of tax	(90)	59	(1,641)	(206)
Other comprehensive income	801	301	1,314	12,253
Comprehensive income	$19,329	$15,091	$35,833	$40,034
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2024	2023
	(Unaudited - In thousands)
Net Income	$34,519	$27,781
Adjustments to Reconcile Net Income to Net Cash From Operating Activities
Proceeds from sales of equity securities at fair value	1,821	—
Proceeds from sales of loans held for sale	167,091	156,178
Disbursements for loans held for sale	(168,399)	(146,403)
Provision for credit losses	763	5,477
Deferred income tax expense	1,174	1,255
Net deferred loan costs	(1,530)	(457)
Net depreciation, amortization of intangible assets and premiums and accretion of discounts on securities and loans	5,013	4,949
Net gains on mortgage loans	(2,697)	(3,376)
Net gains on equity securities at fair value	(2,693)	—
Net losses on securities available for sale	269	222
Share based compensation	1,170	1,046
Increase in accrued income and other assets	(5,470)	(10,431)
Decrease in accrued expenses and other liabilities	(1,451)	(3,165)
Total Adjustments	(4,939)	5,295
Net Cash From Operating Activities	29,580	33,076
Cash Flow From (Used in) Investing Activities
Proceeds from the sale of securities available for sale	37,273	278
Proceeds from the sale of securities held to maturity previously charged off	1,125	—
Proceeds from maturities, prepayments and calls of securities available for sale	49,241	59,513
Proceeds from maturities, prepayments and calls of securities held to maturity	9,391	12,752
Purchases of securities held to maturity	—	(440)
Purchases of Federal Home Loan Bank stock	—	(478)
Proceeds from the redemption of Federal Home Loan Bank stock	722	—
Net increase in portfolio loans (loans originated, net of principal payments)	(70,623)	(198,913)
Proceeds from the sale of portfolio loans	8,180	51,481
Proceeds from bank-owned life insurance	889	905
Proceeds from the sale of other real estate and repossessed assets	497	384
Proceeds from the sale of property and equipment	299	272
Capital expenditures	(2,449)	(3,071)
Net Cash From (Used in) Investing Activities	34,545	(77,317)
Cash Flow From (Used in) Financing Activities
Net increase (decrease) in total deposits	(8,551)	108,567
Net decrease in other borrowings	(14)	(60,991)
Proceeds from Federal Home Loan Bank Advances	—	135,000
Payments of Federal Home Loan Bank Advances	—	(70,000)
Dividends paid	(10,016)	(9,718)
Proceeds from issuance of common stock	—	71
Repurchase of common stock	—	(3,270)
Share based compensation withholding obligation	(977)	(597)
Net Cash From (Used in) Financing Activities	(19,558)	99,062
Net Increase in Cash and Cash Equivalents	44,567	54,821
Cash and Cash Equivalents at Beginning of Period	169,781	74,371
Cash and Cash Equivalents at End of Period	$214,348	$129,192
Cash paid during the period for
Interest	$52,681	$32,812
Income taxes	6,800	7,600
Transfers to other real estate and repossessed assets	689	604
Right of use assets obtained in exchange for lease obligations	2,354	786
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(Dollars in thousands, except per share amounts)
Balances at April 1, 2024	$317,099	$170,100	$(71,629)	$415,570
Net income, three months ended June 30, 2024	—	18,528	—	18,528
Cash dividends declared, $0.24 per share	—	(5,017)	—	(5,017)
Share based compensation (issuance of 0 shares of common stock)	579	—	—	579
Share based compensation withholding obligation (withholding of 267 shares of common stock)	(2)	—	—	(2)
Other comprehensive loss	—	—	801	801
Balances at June 30, 2024	$317,676	$183,611	$(70,828)	$430,459

Balances at April 1, 2023	$321,026	$127,499	$(80,811)	$367,714
Net income, three months ended June 30, 2024	—	14,790	—	14,790
Cash dividends declared, $0.23 per share	—	(4,858)	—	(4,858)
Repurchase of 200,000 shares of common stock	(3,270)	—	—	(3,270)
Issuance of 7,500 shares of common stock	23	—	—	23
Share based compensation (issuance of 369 shares of common stock)	477	—	—	477
Share based compensation withholding obligation (withholding of 2,478 shares of common stock)	(15)	—	—	(15)
Other comprehensive loss	—	—	301	301
Balances at June 30, 2023	$318,241	$137,431	$(80,510)	$375,162

Balances at January 1, 2024	$317,483	$159,108	$(72,142)	$404,449
Net income, six months ended June 30, 2024	—	34,519	—	34,519
Cash dividends declared, $0.48 per share	—	(10,016)	—	(10,016)
Share based compensation (issuance of 102,324 shares of common stock)	1,170	—	—	1,170
Share based compensation withholding obligation (withholding of 39,950 shares of common stock)	(977)	—	—	(977)
Other comprehensive income	—	—	1,314	1,314
Balances at June 30, 2024	$317,676	$183,611	$(70,828)	$430,459

Balances at January 1, 2023	$320,991	$119,368	$(92,763)	$347,596
Net income, six months ended June 30, 2023	—	27,781	—	27,781
Cash dividends declared, $0.46 per share	—	(9,718)	—	(9,718)
Repurchase of 200,000 shares of common stock	(3,270)	—	—	(3,270)
Issuance of 23,000 shares of common stock	71	—	—	71
Share based compensation (issuance of 86,763 shares of common stock)	1,046	—	—	1,046
Share based compensation withholding obligation (withholding of 30,040 shares of common stock)	(597)	—	—	(597)
Other comprehensive income	—	—	12,253	12,253
Balances at June 30, 2023	$318,241	$137,431	$(80,510)	$375,162
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
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of June 30, 2024 and December 31, 2023, and the results of operations for the three and six-month periods ended June 30, 2024 and 2023. The results of operations for the three and six-month periods ended June 30, 2024, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the prior period condensed consolidated financial statements to conform to the current period presentation. Our critical accounting policies include the determination of the allowance for credit losses (“ACL”) and the valuation of capitalized mortgage loan servicing rights. Refer to our 2023 Annual Report on Form 10-K for a disclosure of our accounting policies.
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

3.    Securities
Securities available for sale (“AFS”) consist of the following:

	Amortized Cost	Unrealized
		Gains	Losses	Fair Value
	(In thousands)
June 30, 2024
U.S. agency	$9,570	$4	$808	$8,766
U.S. agency residential mortgage-backed	85,522	8	9,630	75,900
U.S. agency commercial mortgage-backed	13,302	—	1,406	11,896
Private label mortgage-backed	86,490	243	5,891	80,842
Other asset backed	52,328	25	923	51,430
Obligations of states and political subdivisions	331,011	222	39,019	292,214
Corporate	75,401	—	5,426	69,975
Trust preferred	985	—	34	951
Total	$654,609	$502	$63,137	$591,974

December 31, 2023
U.S. agency	$10,299	$5	$797	$9,507
U.S. agency residential mortgage-backed	90,195	3	8,981	81,217
U.S. agency commercial mortgage-backed	13,706	—	1,409	12,297
Private label mortgage-backed	93,527	249	7,307	86,469
Other asset backed	114,867	3	1,939	112,931
Obligations of states and political subdivisions	341,177	204	38,644	302,737
Corporate	79,296	—	6,046	73,250
Trust preferred	983	—	41	942
Total	$744,050	$464	$65,164	$679,350

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Securities held to maturity (“HTM”) consist of the following:

	Carrying Value	Transferred Unrealized Loss (1)	ACL	Amortized Cost	Unrealized		Fair Value
					Gains	Losses
	(In thousands)
June 30, 2024
U.S. agency	$24,960	$1,502	$—	$26,462	$—	$4,979	$21,483
U.S. agency residential mortgage-backed	105,040	9,209	—	114,249	—	24,485	89,764
U.S. agency commercial mortgage-backed	4,083	130	—	4,213	—	431	3,782
Private label mortgage-backed	7,331	246	4	7,581	—	772	6,809
Obligations of states and political subdivisions	156,025	6,047	31	162,103	10	19,731	142,382
Corporate	45,831	648	116	46,595	—	6,161	40,434
Trust preferred	950	46	4	1,000	—	—	1,000
Total	$344,220	$17,828	$155	$362,203	$10	$56,559	$305,654

December 31, 2023
U.S. agency	$25,768	$1,603	$—	$27,371	$—	$4,892	$22,479
U.S. agency residential mortgage-backed	108,770	9,715	—	118,485	—	23,849	94,636
U.S. agency commercial mortgage-backed	4,146	153	—	4,299	—	460	3,839
Private label mortgage-backed	7,302	302	4	7,608	—	854	6,754
Obligations of states and political subdivisions	161,352	6,879	33	168,264	88	18,807	149,545
Corporate	45,702	803	116	46,621	780	7,033	40,368
Trust preferred	948	48	4	1,000	—	15	985
Total	$353,988	$19,503	$157	$373,648	$868	$55,910	$318,606
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our investments' gross unrealized losses and fair values for securities AFS aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2024
U.S. agency	$134	$—	$7,964	$808	$8,098	$808
U.S. agency residential mortgage-backed	634	2	73,897	9,628	74,531	9,630
U.S. agency commercial mortgage-backed	—	—	11,896	1,406	11,896	1,406
Private label mortgage-backed	4,517	46	75,705	5,845	80,222	5,891
Other asset backed	102	—	39,128	923	39,230	923
Obligations of states and political subdivisions	—	—	292,236	39,019	292,236	39,019
Corporate	—	—	69,975	5,426	69,975	5,426
Trust preferred	—	—	950	34	950	34
Total	$5,387	$48	$571,751	$63,089	$577,138	$63,137

December 31, 2023
U.S. agency	$130	$—	$8,453	$797	$8,583	$797
U.S. agency residential mortgage-backed	358	1	80,008	8,980	80,366	8,981
U.S. agency commercial mortgage-backed	—	—	12,297	1,409	12,297	1,409
Private label mortgage-backed	6,285	356	79,507	6,951	85,792	7,307
Other asset backed	7,714	88	97,203	1,851	104,917	1,939
Obligations of states and political subdivisions	—	—	301,038	38,644	301,038	38,644
Corporate	—	—	73,249	6,046	73,249	6,046
Trust preferred	—	—	942	41	942	41
Total	$14,487	$445	$652,697	$64,719	$667,184	$65,164
Securities AFS in unrealized loss positions are evaluated quarterly for impairment related to credit losses. For securities AFS in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities AFS that do not meet this criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, adverse conditions specifically related to the security and the issuer and the impact of changes in market interest rates on the market value of the security, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss), net of applicable taxes. No ACL for securities AFS was needed at June 30, 2024 and December 31, 2023. Accrued interest receivable on securities AFS totaled $4.1 million and $4.6 million at June 30, 2024 and December 31, 2023, respectively,

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
and is excluded from the estimate of credit losses and is included in accrued income and other assets in the Condensed Consolidated Statements of Financial Condition.
U.S. agency, U.S. agency residential mortgage-backed and U.S. agency commercial mortgage-backed securities — at June 30, 2024, we had 30 U.S. agency, 153 U.S. agency residential mortgage-backed and 10 U.S. agency commercial mortgage-backed securities whose fair value is less than amortized cost. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. The unrealized losses are largely attributed to widening spreads to Treasury bonds and/or an increase in interest rates since acquisition.
Private label mortgage backed, other asset backed and corporate securities — at June 30, 2024, we had 83 private label mortgage backed, 57 other asset backed, and 74 corporate securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and/or an increase in interest rates since acquisition.
Obligations of states and political subdivisions — at June 30, 2024, we had 314 municipal securities whose fair value is less than amortized cost. The unrealized losses are primarily due to an increase in interest rates since acquisition.
Trust preferred securities — at June 30, 2024, we had one trust preferred security whose fair value is less than amortized cost. This trust preferred security is a single issue security issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities has suffered from credit spread widening. This security is rated by a major rating agency as investment grade.
At June 30, 2024 management does not intend to liquidate any of the securities discussed above and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses.
We recorded no credit related charges in our Condensed Consolidated Statements of Operations related to securities AFS during the three and six month periods ended June 30, 2024 and 2023, respectively.
The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of securities HTM to present the net amount expected to be collected. Securities HTM are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in our Condensed Consolidated Statements of Operations in provision for credit losses. We measure expected credit losses on securities HTM on a collective basis by major security type with each type sharing similar risk characteristics, and we consider historical credit loss information. Accrued interest receivable on securities HTM totaled $1.8 million and $1.8 million at June 30, 2024 and December 31, 2023, respectively and is excluded from the estimate of credit losses and is included in accrued income and other assets in the Condensed Consolidated Statements of Financial Condition. With regard to U.S. Government-sponsored agency and mortgage-backed securities (residential and commercial), all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to obligations of states and political subdivisions, private label-mortgage-backed, corporate and trust preferred securities HTM, we consider (1) issuer bond ratings, (2) long-term historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in our portfolio have been insignificant. During the first quarter of 2023, one corporate security (Signature Bank) defaulted resulting in a $3.0 million provision for credit losses and a corresponding full charge-off. Subsequent to this security's charge-off, a portion of its fair value had recovered and was subsequently sold during the first quarter of 2024 for $1.1 million during which period we recorded that amount as a recovery to the ACL. Despite this lone security loss, the long-term historical loss rates associated with securities having similar grades as those in our portfolio have been insignificant. Furthermore, as of June 30, 2024 and December 31, 2023, there were no past due principal and interest payments associated with these securities. At those same dates an allowance for credit losses of $155,000 and $157,000, respectively was recorded on non U.S. agency securities HTM based on applying the long-term historical credit loss rate, as published by credit rating agencies, for similarly rated securities.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
On a quarterly basis, we monitor the credit quality of securities HTM through the use of credit ratings. The carrying value of securities HTM aggregated by credit quality follow:

	Private Label Mortgage- Backed	Obligations of States and Political Subdivisions	Corporate	Trust Preferred	Carrying Value Total
	(In thousands)
June 30, 2024
Credit rating:
AAA	$7,331	$35,748	$—	$—	$43,079
AA	—	103,416	—	—	103,416
A	—	2,063	5,014	—	7,077
BBB	—	656	35,929	—	36,585
BB	—	—	1,953	—	1,953
Non-rated	—	14,142	2,935	950	18,027
Total	$7,331	$156,025	$45,831	$950	$210,137

December 31, 2023
Credit rating:
AAA	$7,302	$36,629	$—	$—	$43,931
AA	—	102,583	—	—	102,583
A	—	3,172	6,923	—	10,095
BBB	—	856	33,913	—	34,769
BB	—	—	1,943	—	1,943
Non-rated	—	18,112	2,923	948	21,983
Total	$7,302	$161,352	$45,702	$948	$215,304

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

An analysis of the allowance for credit losses by security HTM type for the three months ended June 30 follows:

	Private Label Mortgage- Backed	Obligations of States and Political Subdivisions	Corporate	Trust Preferred	Total
	(In thousands)
2024
Balance at beginning of period	$4	$31	$116	$4	$155
Additions (deductions)
Provision for credit losses	—	—	—	—	—
Recoveries credited to the allowance	—	—	—	—	—
Securities HTM charged against the allowance	—	—	—	—	—
Balance at end of period	$4	$31	$116	$4	$155

2023
Balance at beginning of period	$1	$39	$116	$4	$160
Additions (deductions)
Provision for credit losses	—	—	—	—	—
Recoveries credited to the allowance	—	—	—	—	—
Securities HTM charged against the allowance	—	—	—	—	—
Balance at end of period	$1	$39	$116	$4	$160

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
An analysis of the allowance for credit losses by security HTM type for the six months ended June 30 follows:

	Private Label Mortgage- Backed	Obligations of States and Political Subdivisions	Corporate	Trust Preferred	Total
	(In thousands)
2024
Balance at beginning of period	$4	$33	$116	$4	$157
Additions (deductions)
Provision for credit losses	—	(2)	(1,125)	—	(1,127)
Recoveries credited to the allowance	—	—	1,125	—	1,125
Securities HTM charged against the allowance	—	—	—	—	—
Balance at end of period	$4	$31	$116	$4	$155

2023
Balance at beginning of period	$1	$39	$123	$5	$168
Additions (deductions)
Provision for credit losses	—	—	2,993	(1)	2,992
Recoveries credited to the allowance	—	—	—	—	—
Securities HTM charged against the allowance	—	—	(3,000)	—	(3,000)
Balance at end of period	$1	$39	$116	$4	$160
The amortized cost and fair value of securities AFS and securities HTM at June 30, 2024, by contractual maturity, follow:

	Securities AFS		Securities HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturing within one year	$13,473	$13,144	$4,480	$4,450
Maturing after one year but within five years	154,690	141,729	54,204	49,767
Maturing after five years but within ten years	49,675	43,459	95,934	81,822
Maturing after ten years	199,129	173,574	81,542	69,260
	416,967	371,906	236,160	205,299
U.S. agency residential mortgage-backed	85,522	75,900	114,249	89,764
U.S. agency commercial mortgage-backed	13,302	11,896	4,213	3,782
Private label mortgage-backed	86,490	80,842	7,581	6,809
Other asset backed	52,328	51,430	—	—
Total	$654,609	$591,974	$362,203	$305,654
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

Securities classified as equity securities at fair value in our Condensed Consolidated Statement of Financial Condition consists of Visa Inc. Class C common stock. During both the three and six months ended June 30, 2024, we recognized gains on these equity securities of $2.7 million, that are included in net gains on equity securities at fair value in the Condensed Consolidated Statements of Operations. $0.9 million of these amounts relate to gains on equity securities at fair value still held at June 30, 2024. We had no equity securities at fair value during the same periods in 2023. See note #13.

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
An analysis of the allowance for credit losses by portfolio segment for the three months ended June 30, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2024
Balance at beginning of period	$18,982	$20,903	$3,836	$12,592	$56,313
Additions (deductions)
Provision for credit losses	(77)	(154)	212	38	19
Recoveries credited to the allowance	74	57	668	—	799
Loans charged against the allowance	—	(75)	(815)	—	(890)
Balance at end of period	$18,979	$20,731	$3,901	$12,630	$56,241

2023
Balance at beginning of period	$13,533	$20,113	$4,054	$12,850	$50,550
Additions (deductions)
Provision for credit losses	2,590	(91)	383	435	3,317
Recoveries credited to the allowance	230	59	458	—	747
Loans charged against the allowance	(69)	(1)	(580)	—	(650)
Balance at end of period	$16,284	$20,080	$4,315	$13,285	$53,964

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
An analysis of the ACL by portfolio segment for the six months ended June 30, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2024
Balance at beginning of period	$16,724	$21,386	$4,126	$12,422	$54,658
Additions (deductions)
Provision for credit losses	2,117	(520)	85	208	1,890
Recoveries credited to the allowance	138	139	1,118	—	1,395
Loans charged against the allowance	—	(274)	(1,428)	—	(1,702)
Balance at end of period	$18,979	$20,731	$3,901	$12,630	$56,241

2023
Balance at beginning of period	$13,817	$21,633	$4,290	$12,695	$52,435
Additions (deductions)
Provision for credit losses	3,238	(1,665)	322	590	2,485
Recoveries credited to the allowance	258	143	924	—	1,325
Loans charged against the allowance	(1,029)	(31)	(1,221)	—	(2,281)
Balance at end of period	$16,284	$20,080	$4,315	$13,285	$53,964

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	Non- Accrual with no Allowance for Credit Loss	Non- Accrual with an Allowance for Credit Loss	Total Non- Accrual	90+ and Still Accruing	Total Non- Performing Loans
	(In thousands)
June 30, 2024
Commercial
Commercial and industrial (1)	$—	$297	$297	$—	$297
Commercial real estate	—	—	—	—	—
Mortgage
1-4 family owner occupied - jumbo	—	—	—	—	—
1-4 family owner occupied - non-jumbo (2)	1,941	730	2,671	—	2,671
1-4 family non-owner occupied	—	96	96	—	96
1-4 family - 2nd lien	—	435	435	—	435
Resort lending	—	143	143	—	143
Installment
Boat lending	—	224	224	—	224
Recreational vehicle lending	—	456	456	—	456
Other	11	152	163	—	163
Total	$1,952	$2,533	$4,485	$—	$4,485

Accrued interest excluded from total	$—	$—	$—	$—	$—

December 31, 2023
Commercial
Commercial and industrial (1)	$—	$7	$7	$—	$7
Commercial real estate	—	—	—	—	—
Mortgage
1-4 family owner occupied - jumbo	544	—	544	—	544
1-4 family owner occupied - non-jumbo (2)	575	1,655	2,230	432	2,662
1-4 family non-owner occupied	—	282	282	—	282
1-4 family - 2nd lien	—	624	624	—	624
Resort lending	—	143	143	—	143
Installment
Boat lending	—	352	352	—	352
Recreational vehicle lending	—	419	419	—	419
Other	—	199	199	—	199
Total	$1,119	$3,681	$4,800	$432	$5,232

Accrued interest excluded from total	$—	$—	$—	$—	$—
(1)Non-performing commercial and industrial loans exclude $0.015 million and $0.021 million of government guaranteed loans at June 30, 2024 and December 31, 2023, respectively.
(2)Non-performing 1-4 family owner occupied – non jumbo loans exclude $1.474 million and $2.170 million of government guaranteed loans at June 30, 2024 and December 31, 2023, respectively.

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
The amortized cost of collateral-dependent loans by class follows:

	Collateral Type		Allowance for Credit Losses
	Real Estate	Other
	(In thousands)
June 30, 2024
Commercial
Commercial and industrial	$702	$5,870	$1,511
Commercial real estate	836	—	8
Mortgage
1-4 family owner occupied - jumbo	—	—	—
1-4 family owner occupied - non-jumbo	2,562	—	221
1-4 family non-owner occupied	24	—	9
1-4 family - 2nd lien	167	—	59
Resort lending	143	—	51
Installment
Boat lending	—	154	55
Recreational vehicle lending	—	316	112
Other	—	104	37
Total	$4,434	$6,444	$2,063

Accrued interest excluded from total	$6	$39

December 31, 2023
Commercial
Commercial and industrial	$565	$232	$224
Commercial real estate	—	—	—
Mortgage
1-4 family owner occupied - jumbo	544	—	—
1-4 family owner occupied - non-jumbo	2,243	—	504
1-4 family non-owner occupied	211	—	178
1-4 family - 2nd lien	244	—	87
Resort lending	143	—	51
Installment
Boat lending	—	297	105
Recreational vehicle lending	—	303	107
Other	—	102	36
Total	$3,950	$934	$1,292

Accrued interest excluded from total	$1	$—

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
An aging analysis of loans by class follows:

	Loans Past Due				Loans not Past Due	Total Loans
	30-59 days	60-89 days	90+ days	Total
	(In thousands)
June 30, 2024
Commercial
Commercial and industrial	$—	$292	$20	$312	$880,415	$880,727
Commercial real estate	—	—	—	—	851,626	851,626
Mortgage
1-4 family owner occupied - jumbo	955	—	—	955	864,540	865,495
1-4 family owner occupied - non-jumbo	2,043	1,182	1,480	4,705	300,817	305,522
1-4 family non-owner occupied	161	97	10	268	171,898	172,166
1-4 family - 2nd lien	271	158	91	520	124,947	125,467
Resort lending	—	—	143	143	32,584	32,727
Installment
Boat lending	126	94	135	355	276,547	276,902
Recreational vehicle lending	661	379	290	1,330	239,990	241,320
Other	398	173	61	632	99,305	99,937
Total	$4,615	$2,375	$2,230	$9,220	$3,842,669	$3,851,889

Accrued interest excluded from total	$56	$27	$—	$83	$13,324	$13,407

December 31, 2023
Commercial
Commercial and industrial	$—	$—	$28	$28	$810,117	$810,145
Commercial real estate	—	—	—	—	869,586	869,586
Mortgage
1-4 family owner occupied - jumbo	—	—	544	544	858,692	859,236
1-4 family owner occupied - non-jumbo	1,763	742	1,431	3,936	297,236	301,172
1-4 family non-owner occupied	215	64	158	437	173,379	173,816
1-4 family - 2nd lien	241	139	215	595	115,437	116,032
Resort lending	—	50	143	193	35,423	35,616
Installment
Boat lending	320	16	261	597	268,051	268,648
Recreational vehicle lending	414	35	280	729	251,123	251,852
Other	313	86	54	453	104,345	104,798
Total	$3,266	$1,132	$3,114	$7,512	$3,783,389	$3,790,901
Accrued interest excluded from total	$31	$17	$—	$48	$12,452	$12,500

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
During the three months ended June 30, 2024 there were two mortgage - 1-4 family owner occupied - non-jumbo loans modified as troubled loan modifications totaling $0.13 million (0.1% of the total loan class). Both of the troubled loan modifications during the three months ended June 30, 2024 related to term extensions and added a weighted average 12.6 years to the life of the loans.
During the six months ended June 30, 2024 there were four mortgage - 1-4 family owner occupied - non-jumbo loans, one mortgage 1-4 family - 2nd lien loan, and one installment - other loan modified as troubled loan modifications totaling $0.43 million (0.1% of the total loan class), $0.07 million (0.1% of the total loan class), and $0.01 million (0.1% of the total loan class), respectively. All of the troubled loan modifications during the six months ended June 30, 2024 related to term extensions and added a weighted average 7.7 years to the life of the loans.
One of the mortgage - 1-4 family owner occupied - non-jumbo loans modified during the three and six months ended June 30, 2024 received a 3.625% interest rate reduction.
All of the loans modified during the three and six months ended June 30, 2024 were on non-accrual status. During the three and six months ended June 30, 2023, there were no troubled loan modifications or subsequent defaults.
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables summarize loan ratings by loan class for our commercial portfolio loan segment at June 30, 2024 and December 31, 2023:

	Commercial
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2024	2023	2022	2021	2020	Prior
	(In thousands)
June 30, 2024
Commercial and industrial
Non-watch (1-6)	$70,170	$124,454	$139,924	$76,254	$84,569	$115,651	$237,880	$848,902
Watch (7-8)	10,220	2,288	3,273	2,884	3,094	1,344	2,150	25,253
Substandard Accrual (9)	2,620	—	—	585	297	—	2,758	6,260
Non-Accrual (10-11)	—	—	—	292	—	20	—	312
Total	$83,010	$126,742	$143,197	$80,015	$87,960	$117,015	$242,788	$880,727
Accrued interest excluded from total	$282	$337	$441	$214	$384	$407	$1,132	$3,197
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Non-watch (1-6)	$30,781	$233,536	$176,649	$101,480	$51,128	$188,588	$54,632	$836,794
Watch (7-8)	—	—	—	—	—	5,324	8,672	13,996
Substandard Accrual (9)	—	—	—	139	—	697	—	836
Non-Accrual (10-11)	—	—	—	—	—	—	—	—
Total	$30,781	$233,536	$176,649	$101,619	$51,128	$194,609	$63,304	$851,626
Accrued interest excluded from total	$127	$595	$721	$301	$169	$702	$312	$2,927
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial
Non-watch (1-6)	$100,951	$357,990	$316,573	$177,734	$135,697	$304,239	$292,512	$1,685,696
Watch (7-8)	10,220	2,288	3,273	2,884	3,094	6,668	10,822	39,249
Substandard Accrual (9)	2,620	—	—	724	297	697	2,758	7,096
Non-Accrual (10-11)	—	—	—	292	—	20	—	312
Total	$113,791	$360,278	$319,846	$181,634	$139,088	$311,624	$306,092	$1,732,353
Accrued interest excluded from total	$409	$932	$1,162	$515	$553	$1,109	$1,444	$6,124
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
December 31, 2023
Commercial and industrial
Non-watch (1-6)	$110,472	$152,715	$70,081	$47,644	$42,576	$97,960	$260,634	$782,082
Watch (7-8)	96	5,239	964	2,580	4,173	2,277	11,938	27,267
Substandard Accrual (9)	—	—	547	—	21	4	196	768
Non-Accrual (10-11)	—	—	—	—	—	28	—	28
Total	$110,568	$157,954	$71,592	$50,224	$46,770	$100,269	$272,768	$810,145
Accrued interest excluded from total	$239	$438	$132	$128	$120	$326	$1,327	$2,710
Current period gross charge-offs	$—	$—	$—	$—	$—	$69	$25	$94

Commercial real estate
Non-watch (1-6)	$202,576	$169,230	$131,428	$29,684	$78,706	$176,265	$73,852	$861,741
Watch (7-8)	—	—	—	—	2,322	5,523	—	7,845
Substandard Accrual (9)	—	—	—	—	—	—	—	—
Non-Accrual (10-11)	—	—	—	—	—	—	—	—
Total	$202,576	$169,230	$131,428	$29,684	$81,028	$181,788	$73,852	$869,586
Accrued interest excluded from total	$548	$685	$431	$73	$347	$661	$288	$3,033
Current period gross charge-offs	$—	$—	$—	$—	$960	$—	$—	$960

Total Commercial
Non-watch (1-6)	$313,048	$321,945	$201,509	$77,328	$121,282	$274,225	$334,486	$1,643,823
Watch (7-8)	96	5,239	964	2,580	6,495	7,800	11,938	35,112
Substandard Accrual (9)	—	—	547	—	21	4	196	768
Non-Accrual (10-11)	—	—	—	—	—	28	—	28
Total	$313,144	$327,184	$203,020	$79,908	$127,798	$282,057	$346,620	$1,679,731
Accrued interest excluded from total	$787	$1,123	$563	$201	$467	$987	$1,615	$5,743
Current period gross charge-offs	$—	$—	$—	$—	$960	$69	$25	$1,054
For each of our mortgage and installment portfolio segment classes, we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated semi-annually.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables summarize credit scores by loan class for our mortgage and installment loan portfolio segments at June 30, 2024 and December 31, 2023:

	Mortgage (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2024	2023	2022	2021	2020	Prior
	(In thousands)
June 30, 2024
1-4 family owner occupied - jumbo
800 and above	$3,465	$10,645	$33,736	$57,267	$28,050	$13,332	$1,665	$148,160
750-799	9,326	41,555	105,164	193,748	54,557	34,634	450	439,434
700-749	4,391	17,221	50,010	71,099	20,825	15,770	1,500	180,816
650-699	780	10,033	24,265	19,794	7,321	11,338	499	74,030
600-649	—	2,187	5,537	534	2,923	2,446	—	13,627
550-599	—	741	2,482	1,081	—	451	—	4,755
500-549	—	489	—	—	2,799	1,385	—	4,673
Under 500	—	—	—	—	—	—	—	—
Unknown	—	—	—	—	—	—	—	—
Total	$17,962	$82,871	$221,194	$343,523	$116,475	$79,356	$4,114	$865,495
Accrued interest excluded from total	$76	$397	$699	$779	$289	$261	$38	$2,539
Current period gross charge-offs	$—	$—	$22	$—	$—	$—	$—	$22

1-4 family owner occupied - non-jumbo
800 and above	$2,852	$3,065	$12,995	$9,675	$3,536	$10,786	$4,677	$47,586
750-799	3,897	16,346	31,943	20,198	12,927	23,430	10,081	118,822
700-749	4,506	12,208	13,633	9,702	6,249	24,959	4,487	75,744
650-699	5,703	2,089	4,783	3,804	3,422	13,224	1,109	34,134
600-649	394	—	497	2,250	1,265	6,935	65	11,406
550-599	—	187	568	567	1,397	4,917	25	7,661
500-549	—	—	908	1,063	340	5,537	85	7,933
Under 500	86	—	—	433	660	1,057	—	2,236
Unknown	—	—	—	—	—	—	—	—
Total	$17,438	$33,895	$65,327	$47,692	$29,796	$90,845	$20,529	$305,522
Accrued interest excluded from total	$49	$189	$221	$120	$80	$386	$175	$1,220
Current period gross charge-offs	$—	$—	$—	$—	$—	$22	$—	$22

1-4 family non-owner occupied
800 and above	$1,768	$2,285	$5,457	$12,764	$2,283	$6,809	$1,431	$32,797
750-799	5,781	11,611	17,157	26,139	11,565	18,696	2,359	93,308
700-749	1,480	3,227	8,036	5,510	3,549	7,722	1,095	30,619
650-699	56	202	631	3,853	1,871	4,244	953	11,810
600-649	—	—	61	584	—	1,163	59	1,867
550-599	—	—	385	—	—	443	69	897
500-549	—	—	—	—	—	673	150	823
Under 500	—	—	—	—	—	45	—	45
Unknown	—	—	—	—	—	—	—	—
Total	$9,085	$17,325	$31,727	$48,850	$19,268	$39,795	$6,116	$172,166
Accrued interest excluded from total	$26	$87	$121	$143	$57	$181	$52	$667
Current period gross charge-offs	$—	$—	$—	$—	$—	$158	$—	$158

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Mortgage - continued (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2024	2023	2022	2021	2020	Prior
	(In thousands)
June 30, 2024 - continued
1-4 family - 2nd lien
800 and above	$111	$460	$269	$264	$647	$938	$11,816	$14,505
750-799	1,435	2,698	3,045	3,280	2,600	3,407	38,833	55,298
700-749	1,513	1,232	2,029	812	753	2,871	26,492	35,702
650-699	57	317	501	690	479	1,628	10,502	14,174
600-649	—	298	126	237	80	704	1,569	3,014
550-599	—	78	39	70	39	484	761	1,471
500-549	—	—	18	—	—	559	525	1,102
Under 500	—	—	—	—	—	201	—	201
Unknown	—	—	—	—	—	—	—	—
Total	$3,116	$5,083	$6,027	$5,353	$4,598	$10,792	$90,498	$125,467
Accrued interest excluded from total	$11	$20	$23	$13	$17	$55	$738	$877
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$22	$22

Resort lending
800 and above	$—	$—	$—	$418	$633	$5,114	$—	$6,165
750-799	—	40	588	576	106	12,629	—	13,939
700-749	—	—	328	299	136	4,433	—	5,196
650-699	—	—	—	—	391	5,682	—	6,073
600-649	—	—	—	—	47	1,164	—	1,211
550-599	—	—	—	—	—	57	—	57
500-549	—	—	—	—	—	86	—	86
Under 500	—	—	—	—	—	—	—	—
Unknown	—	—	—	—	—	—	—	—
Total	$—	$40	$916	$1,293	$1,313	$29,165	$—	$32,727
Accrued interest excluded from total	$—	$—	$4	$3	$4	$157	$—	$168
Current period gross charge-offs	$—	$—	$—	$—	$—	$50	$—	$50

Total Mortgage
800 and above	$8,196	$16,455	$52,457	$80,388	$35,149	$36,979	$19,589	$249,213
750-799	20,439	72,250	157,897	243,941	81,755	92,796	51,723	720,801
700-749	11,890	33,888	74,036	87,422	31,512	55,755	33,574	328,077
650-699	6,596	12,641	30,180	28,141	13,484	36,116	13,063	140,221
600-649	394	2,485	6,221	3,605	4,315	12,412	1,693	31,125
550-599	—	1,006	3,474	1,718	1,436	6,352	855	14,841
500-549	—	489	926	1,063	3,139	8,240	760	14,617
Under 500	86	—	—	433	660	1,303	—	2,482
Unknown	—	—	—	—	—	—	—	—
Total	$47,601	$139,214	$325,191	$446,711	$171,450	$249,953	$121,257	$1,501,377
Accrued interest excluded from total	$162	$693	$1,068	$1,058	$447	$1,040	$1,003	$5,471
Current period gross charge-offs	$—	$—	$22	$—	$—	$230	$22	$274

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Installment (1)
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
	(In thousands)
June 30, 2024
Boat lending
800 and above	$5,134	$6,080	$9,689	$7,959	$4,280	$11,100	$44,242
750-799	19,822	32,856	30,752	26,538	13,236	29,480	152,684
700-749	8,456	11,463	12,745	11,111	4,240	10,618	58,633
650-699	2,028	2,495	3,244	3,361	1,354	3,374	15,856
600-649	—	980	919	643	291	855	3,688
550-599	—	88	254	255	77	405	1,079
500-549	—	17	80	183	184	118	582
Under 500	—	36	—	—	—	102	138
Unknown	—	—	—	—	—	—	—
Total	$35,440	$54,015	$57,683	$50,050	$23,662	$56,052	$276,902
Accrued interest excluded from total	$152	$215	$149	$126	$57	$136	$835
Current period gross charge-offs	$—	$—	$31	$8	$—	$53	$92

Recreational vehicle lending
800 and above	$1,467	$3,945	$10,423	$10,529	$3,755	$7,722	$37,841
750-799	8,229	12,903	37,776	34,962	10,437	17,876	122,183
700-749	3,191	5,655	15,798	18,586	4,920	6,415	54,565
650-699	1,067	2,402	4,431	5,550	1,477	1,955	16,882
600-649	73	461	1,909	1,895	269	767	5,374
550-599	22	203	310	1,087	88	301	2,011
500-549	—	144	554	647	236	409	1,990
Under 500	—	—	237	162	33	42	474
Unknown	—	—	—	—	—	—	—
Total	$14,049	$25,713	$71,438	$73,418	$21,215	$35,487	$241,320
Accrued interest excluded from total	$57	$106	$193	$184	$52	$84	$676
Current period gross charge-offs	$—	$22	$83	$111	$7	$20	$243

Other
800 and above	$1,135	$1,195	$1,852	$1,365	$761	$1,100	$7,408
750-799	5,574	9,726	8,767	5,520	2,874	4,936	37,397
700-749	12,039	6,647	5,618	3,818	1,513	3,456	33,091
650-699	9,806	2,130	2,128	1,169	599	1,590	17,422
600-649	209	464	609	424	111	342	2,159
550-599	9	183	263	189	56	152	852
500-549	7	46	257	245	69	129	753
Under 500	—	42	111	56	—	9	218
Unknown	637	—	—	—	—	—	637
Total	$29,416	$20,433	$19,605	$12,786	$5,983	$11,714	$99,937
Accrued interest excluded from total	$55	$82	$52	$29	$14	$69	$301
Current period gross charge-offs	$920	$42	$55	$12	$8	$56	$1,093

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Installment (1)
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
	(In thousands)
June 30, 2024 - continued
Total installment
800 and above	$7,736	$11,220	$21,964	$19,853	$8,796	$19,922	$89,491
750-799	33,625	55,485	77,295	67,020	26,547	52,292	312,264
700-749	23,686	23,765	34,161	33,515	10,673	20,489	146,289
650-699	12,901	7,027	9,803	10,080	3,430	6,919	50,160
600-649	282	1,905	3,437	2,962	671	1,964	11,221
550-599	31	474	827	1,531	221	858	3,942
500-549	7	207	891	1,075	489	656	3,325
Under 500	—	78	348	218	33	153	830
Unknown	637	—	—	—	—	—	637
Total	$78,905	$100,161	$148,726	$136,254	$50,860	$103,253	$618,159
Accrued interest excluded from total	$264	$403	$394	$339	$123	$289	$1,812
Current period gross charge-offs	$920	$64	$169	$131	$15	$129	$1,428

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Foreclosed residential real estate properties included in other real estate and repossessed assets on our Condensed Consolidated Statements of Financial Condition totaled $0.8 million and $0.6 million at June 30, 2024 and December 31, 2023, respectively. Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $0.1 million and $0.6 million at June 30, 2024 and December 31, 2023, respectively.

During the three and six month periods ended June 30, 2024, we sold $1.4 million and $8.1 million, respectively, of portfolio residential fixed rate mortgage loans servicing retained and recognized a gain on sale of $0.02 million and $0.13 million, respectively. During the same three and six month periods of 2023, we sold $10.2 million and $51.5 million, respectively of portfolio residential mortgage loans servicing retained and recognized a gain (loss) on sale of $0.01 million and $(0.15) million, respectively. These transactions were done primarily for asset/liability management purposes.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
5.    Shareholders’ Equity and Earnings Per Common Share
On December 19, 2023, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) to buy back up to 1,100,000 shares of our outstanding common stock through December 31, 2024. Shares would be repurchased through open market transactions, though we could execute repurchases through other means, such as privately negotiated transactions. The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, regulatory requirements, potential alternative uses for capital, and our financial performance. During the six month period ended June 30, 2024 there were no shares of common stock repurchased. During the six month period ended June 30, 2023 repurchases were made totaling 200,000 shares of common stock, for an aggregate purchase price of $3.3 million.
A reconciliation of basic and diluted net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Net income	$18,528	$14,790	$34,519	$27,781

Weighted average shares outstanding (1)	20,902	21,041	20,889	21,072
Stock units for deferred compensation plan for non-employee directors	179	156	177	154
Performance share units	22	18	23	20
Effect of stock options	2	8	3	14
Weighted average shares outstanding for calculation of diluted earnings per share	21,105	21,223	21,092	21,260

Net income per common share
Basic (1)	$0.89	$0.70	$1.65	$1.32
Diluted	$0.88	$0.70	$1.64	$1.31
(1)Basic net income per common share includes weighted average common shares outstanding during the period and participating share awards.
Weighted average stock options outstanding that were not considered in computing diluted net income per common share because they were anti-dilutive were zero for the three and six month periods ended June 30, 2024 and 2023, respectively.

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
Our derivative financial instruments according to the type of hedge in which they are designated follows:

	June 30, 2024
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Fair value hedge designation
Pay-fixed interest rate swap agreement - commercial	$5,842	4.9	$423
Pay-fixed interest rate swap agreements - securities available for sale	148,895	3.4	16,141
Pay-fixed interest rate swap agreements - installment	100,000	2.9	680
Pay-fixed interest rate swap agreements - mortgage	100,000	3.8	161
Interest rate cap agreements - securities available for sale	40,970	3.8	555
Total	$395,707	3.4	$17,960

Cash flow hedge designation
Interest rate floor agreements - commercial	$300,000	2.8	$3,908

No hedge designation
Rate-lock mortgage loan commitments	$27,332	0.1	$142
Mandatory commitments to sell mortgage loans	42,483	0.1	147
Pay-fixed interest rate swap agreements - commercial	421,742	5.4	13,718
Pay-variable interest rate swap agreements - commercial	421,742	5.4	(13,718)
Total	$913,299	5.0	$289

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
We had entered into a pay-variable interest rate swap, whereby the counterparty owned the right to cancel the trade, to protect a portion of the fair value of a certain Federal Home Loan Bank ("FHLB") advance (‘‘Fair Value Hedge – FHLB Advance’’). As a result, changes in the fair value of the pay-variable interest rate swap was expected to offset changes in the fair value of the fixed rate FHLB advance due to fluctuations in interest rates. We recorded the fair value of the Fair Value Hedge – FHLB Advance in accrued income and other assets and accrued expenses and other liabilities on our Condensed Consolidated Statements of Financial Condition. The hedged item (a fixed rate FHLB advance callable at our option) was also recorded at fair value which offset the adjustment to the Fair Value Hedge – FHLB Advance. On an ongoing basis, we adjusted our Condensed Consolidated Statements of Financial Condition to reflect the then current fair values of both the Fair Value Hedge – FHLB Advance and the hedged item. The related gains or losses were reported in interest expense – other borrowings and subordinated debt and debentures in our Condensed Consolidated Statements of Operations. During the second quarter of 2024, the Fair Value Hedge - FHLB Advance was canceled. The fair value at the cancel date was zero.
We have entered into interest rate floor agreements to manage the variability in future expected cash flows of certain commercial loans (‘‘Cash Flow Hedge – Portfolio Loans’’). We record the fair value of Cash Flow Hedge – Portfolio Loans in accrued income and other assets and accrued expenses and other liabilities on our Condensed Consolidated Statements of Financial Condition. The changes in the fair value of Cash Flow Hedge - Portfolio Loans are recorded in accumulated other comprehensive loss and are reclassified into the line item in our Condensed Consolidated Statements of Operations in which the hedged items are recorded in the same period the hedged items affect earnings. It is anticipated that as of June 30, 2024, $1.4 million will be reclassified from accumulated other comprehensive loss on Cash Flow Hedge - Portfolio Loans into earnings as a reduction of interest and fees on loans over the next twelve months. The maximum term of any Cash Flow Hedge - Portfolio Loans at June 30, 2024 is 4.2 years.
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	June 30, 2024		December 31, 2023		June 30, 2024		December 31, 2023
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments
Pay-fixed interest rate swap agreements	Other assets	$17,605	Other assets	$15,636	Other liabilities	$200	Other liabilities	$3,359
Interest rate cap agreements	Other assets	555	Other assets	456	Other liabilities	—	Other liabilities	—
Interest rate floor agreements	Other assets	3,908	Other assets	4,221	Other liabilities	—	Other liabilities	—
		22,068		20,313		200		3,359
Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	142	Other assets	173	Other liabilities	—	Other liabilities	—
Mandatory commitments to sell mortgage loans	Other assets	147	Other assets	—	Other liabilities	—	Other liabilities	279
Pay-fixed interest rate swap agreements - commercial	Other assets	16,392	Other assets	12,683	Other liabilities	2,674	Other liabilities	5,514
Pay-variable interest rate swap agreements - commercial	Other assets	2,674	Other assets	5,514	Other liabilities	16,392	Other liabilities	12,683
		19,355		18,370		19,066		18,476
Total derivatives		$41,423		$38,683		$19,266		$21,835

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Gain (Loss) Recognized in Income
	Three Month Periods Ended June 30,			Three Month Periods Ended June 30,		Location of Gain (Loss) Recognized in Income	Three Month Periods Ended June 30,
	2024	2023		2024	2023		2024	2023
							(In thousands)
Fair Value Hedges
Pay-fixed interest rate swap agreement - commercial						Interest and fees on loans	$(5)	$118
Pay-fixed interest rate swap agreements - securities available for sale						Interest on securities available for sale - tax - exempt	(694)	2,368
Pay-fixed interest rate swap agreements - Installment						Interest and fees on loans	220	1,018
Pay-fixed interest rate swap agreements - Mortgage						Interest and fees on loans	290	—
Pay-variable interest rate swap agreements - FHLB Advance						Interest expense - other borrowings and subordinated debt and debentures	25	—
Interest rate cap agreements - securities available for sale	$23	$159	Interest on securities available for sale - tax - exempt	$(56)	$(68)	Interest on securities available for sale - tax - exempt	(2)	196
Interest rate cap agreements - installment	—	(152)	Interest and fees on loans	—	—	Interest and fees on loans	—	—
Total	$23	$7		$(56)	$(68)		$(166)	$3,700

Cash Flow Hedges
Interest rate floor agreements - commercial	$(486)	$—	Interest and fees on loans	$(293)	$—	Interest and fees on loans	$(293)	$—

No hedge designation
Rate-lock mortgage loan commitments						Net gains on mortgage loans	$(125)	$380
Mandatory commitments to sell mortgage loans						Net gains on mortgage loans	197	677
Pay-fixed interest rate swap agreements - commercial						Interest income	579	$4,689
Pay-variable interest rate swap agreements - commercial						Interest income	(579)	(4,689)
Pay-variable interest rate swap agreement						Non-interest expense - other	—	$6
Total							$72	$1,063

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Gain (Loss) Recognized in Income
	Six Month Periods Ended June 30,			Six Month Periods Ended June 30,		Location of Gain (Loss) Recognized in Income	Six Month Periods Ended June 30,
	2024	2023		2024	2023		2024	2023
							(In thousands)
Fair Value Hedges
Pay-fixed interest rate swap agreement - commercial						Interest and fees on loans	$74	$17
Pay-fixed interest rate swap agreements - securities available for sale						Interest on securities available for sale - tax - exempt	854	(376)
Pay-fixed interest rate swap agreements - Installment						Interest and fees on loans	1,908	597
Pay-fixed interest rate swap agreements - Mortgage						Interest and fees on loans	2,292	—
Pay-variable interest rate swap agreements - FHLB Advance						Interest expense - other borrowings and subordinated debt and debentures	—	—
Interest rate cap agreements - securities available for sale	$61	$(413)	Interest on securities available for sale - tax - exempt	$(110)	$(152)	Interest on securities available for sale - tax - exempt	38	247
Interest rate cap agreements - installment	—	—	Interest and fees on loans	—	—	Interest and fees on loans	—	(14)
Total	$61	$(413)		$(110)	$(152)		$5,166	$471

Cash Flow Hedges
Interest rate floor agreements - commercial	$(2,753)	$—	Interest and fees on loans	$(505)	$—	Interest and fees on loans	$(505)	$—

No hedge designation
Rate-lock mortgage loan commitments						Net gains on mortgage loans	$(31)	$1,063
Mandatory commitments to sell mortgage loans						Net gains on mortgage loans	426	(69)
Pay-fixed interest rate swap agreements - commercial						Interest income	6,549	(885)
Pay-variable interest rate swap agreements - commercial						Interest income	(6,549)	885
Pay-variable interest rate swap agreement						Non-interest expense - other	—	(12)
Total							$395	$982

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7.    Goodwill and Other Intangibles
The following table summarizes intangible assets, net of amortization:

	June 30, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets - core deposits	$11,916	$10,170	$11,916	$9,912
Unamortized intangible assets - goodwill	$28,300		$28,300
A summary of estimated core deposits intangible amortization at June 30, 2024 follows:

(In thousands)

Six months ending December 31, 2024	258
2025	487
2026	460
2027	434
2028	107
Total	$1,746
8.    Share Based Compensation
We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.4 million shares of common stock as of June 30, 2024. The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.1 million shares of common stock as of June 30, 2024. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.
A summary of restricted stock and performance stock units (“PSU”) granted pursuant to our long-term incentive plan follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Restricted stock	1,000	13,500	81,355	84,846
PSU	—	—	18,822	18,790
The shares of restricted stock and PSUs shown in the above table cliff vest after a period of three years. The performance criteria of the PSUs is split evenly between a comparison of (i) our total shareholder return and (ii) our return on average assets each over the three year period starting on the grant date to these same criteria over that period to an index of our banking peers.
Our directors may elect to receive all or a portion of their cash retainer fees in the form of common stock (either on a current basis or on a deferred basis) pursuant to the non-employee director stock purchase plan referenced above. Shares equal in value to that portion of each director’s fees that he or she has elected to receive in stock on a current basis are issued each quarter and vest immediately. Shares issued on a deferred basis are credited at the rate of 90% of the current

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
fair value of our common stock and vest immediately. During the six month periods ended June 30, 2024 and 2023 we issued 0.005 million and 0.009 million shares, respectively and expensed their value during those same periods.
Total compensation expense recognized for grants pursuant to our long-term incentive plan was $0.5 million and $1.0 million during the three and six month periods ended June 30, 2024, respectively, and was $0.4 million and $0.9 million during the same periods in 2023, respectively. The corresponding tax benefit relating to this expense was $0.1 million and $0.2 million for the three and six month periods ended June 30, 2024, respectively and $0.1 million and $0.2 million for the same periods in 2023. Total expense recognized for non-employee director share based payments was $0.06 million and $0.13 million during the three and six month periods ended June 30, 2024, respectively, and was $0.09 million and $0.18 million during the same periods in 2023, respectively. The corresponding tax benefit relating to this expense was $0.01 million and $0.03 million for the three and six month periods ended June 30, 2024, respectively and $0.02 million and $0.04 million during the same periods in 2023.
At June 30, 2024, the total expected compensation cost related to non-vested restricted stock and PSUs not yet recognized was $3.7 million. The weighted-average period over which this amount will be recognized is 2.1 years.
A summary of outstanding stock option grants and related transactions follows:

	Number of Shares	Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregated Intrinsic Value
				(In thousands)
Outstanding at January 1, 2024	11,724	$11.73
Granted	—	—
Exercised	(5,583)	8.96
Forfeited	—	—
Expired	—	—
Outstanding at June 30, 2024	6,141	$14.24	2.7	$78

Vested and expected to vest at June 30, 2024	6,141	$14.24	2.7	$78
Exercisable at June 30, 2024	6,141	$14.24	2.7	$78
A summary of outstanding non-vested stock and related transactions follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2024	269,233	$22.93
Granted	100,177	24.53
Vested	(92,155)	20.44
Forfeited	(4,527)	24.01
Outstanding at June 30, 2024	272,728	$24.34

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Certain information regarding options exercised during the periods follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Intrinsic value	$—	$76	$91	$299
Cash proceeds received	$—	$48	$—	$148
Tax benefit realized	$—	$16	$19	$63
9.    Income Tax
Income tax expense was $4.6 million and $3.4 million during the three month periods ended June 30, 2024 and 2023, respectively and $8.5 million and $6.3 million during the six months ended June 30, 2024 and 2023, respectively. Our actual federal income tax expense is different than the amount computed by applying our statutory income tax rate to our income before income tax primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance. In addition, the three and six month periods ending June 30, 2024 both include reductions of $0.109 of income tax expense related to the impact of the excess value of stock awards that vested and stock options that were exercised as compared to the initial fair values that were expensed. These amounts during the same periods in 2023 were $0.008 million and $0.044 million, respectively.
We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. The ultimate realization of this asset is primarily based on generating future income. We concluded at June 30, 2024, June 30, 2023 and December 31, 2023 that the realization of substantially all of our deferred tax assets continues to be more likely than not.
At both June 30, 2024 and December 31, 2023, we had approximately $0.2 million, respectively, of gross unrecognized tax benefits. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the remainder of 2024.
10.    Regulatory Matters
Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits. As of June 30, 2024, the Bank had positive undivided profits of $200.6 million. It is not our intent to have dividends paid in amounts that would reduce the capital of our Bank to levels below those which we consider prudent or that would not be in accordance with guidelines of regulatory authorities.
We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can result in certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our interim condensed consolidated financial statements. In addition, capital adequacy rules include a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. To avoid limits on capital distributions and certain discretionary bonus payments we must meet the minimum ratio for adequately capitalized institutions plus the buffer. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of June 30, 2024 and December 31, 2023, categorized our Bank as well capitalized and exceeding the minimum ratio for adequately capitalized institutions plus the capital conservation buffer. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our actual capital amounts and ratios follow (1):

	Actual		Minimum for Adequately Capitalized Institutions		Minimum for Well-Capitalized Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2024
Total capital to risk-weighted assets
Consolidated	$596,563	14.21%	$335,844	8.00%	NA	NA
Independent Bank	543,231	12.95	335,487	8.00	$419,359	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$503,981	12.01%	$251,883	6.00%	NA	NA
Independent Bank	490,704	11.70	251,615	6.00	$335,487	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$465,443	11.09%	$188,912	4.50%	NA	NA
Independent Bank	490,704	11.70	188,712	4.50	$272,583	6.50%

Tier 1 capital to average assets
Consolidated	$503,981	9.59%	$210,192	4.00%	NA	NA
Independent Bank	490,704	9.34	210,197	4.00	$262,747	5.00%

December 31, 2023
Total capital to risk-weighted assets
Consolidated	$573,972	13.71%	$335,014	8.00%	NA	NA
Independent Bank	521,374	12.46	334,673	8.00	$418,341	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$481,569	11.50%	$251,260	6.00%	NA	NA
Independent Bank	469,023	11.21	251,005	6.00	$334,673	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$443,065	10.58%	$188,445	4.50%	NA	NA
Independent Bank	469,023	11.21	188,254	4.50	$271,922	6.50%

Tier 1 capital to average assets
Consolidated	$481,569	9.03%	$213,227	4.00%	NA	NA
Independent Bank	469,023	8.80	213,180	4.00	$266,475	5.00%
_______________________________________

(1)	These ratios do not reflect a capital conservation buffer of 2.50% at June 30, 2024 and December 31, 2023.
NA - Not applicable

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
	(In thousands)
Total shareholders' equity	$430,459	$404,449	$455,720	$430,407
Add (deduct)
Accumulated other comprehensive (income) loss for regulatory purposes	65,030	66,344	65,030	66,344
Goodwill and other intangibles	(30,046)	(30,304)	(30,046)	(30,304)
CECL (1)	—	2,576	—	2,576
Common equity tier 1 capital	465,443	443,065	490,704	469,023
Qualifying trust preferred securities	38,538	38,504	—	—
Tier 1 capital	503,981	481,569	490,704	469,023
Subordinated debt	40,000	40,000	—	—
Allowance for credit losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	52,582	52,403	52,527	52,351
Total risk-based capital	$596,563	$573,972	$543,231	$521,374

(1)	We elected the three year CECL transition method for regulatory purposes.
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
We used the following methods and significant assumptions to estimate fair value:
Securities: Where quoted market prices are available in an active market, securities are classified as Level 1 of the valuation hierarchy. Level 1 securities include equity securities at fair value at June 30, 2024. If quoted market prices are not available for the specific security, then fair values are estimated by (1) using quoted market prices of securities with similar characteristics, (2) matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices, or (3) a discounted cash flow analysis whose significant fair value inputs

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
can generally be verified and do not typically involve judgment by management. These securities are classified as Level 2 of the valuation hierarchy and primarily include agency securities, private label mortgage-backed securities, other asset backed securities, obligations of states and political subdivisions, trust preferred securities, corporate securities and foreign government securities.
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
	(In thousands)
June 30, 2024:
Measured at Fair Value on a Recurring Basis
Assets
Equity securities at fair value	$872	$872	$—	$—
Securities available for sale
U.S. agency	8,766	—	8,766	—
U.S. agency residential mortgage-backed	75,900	—	75,900	—
U.S. agency commercial mortgage-backed	11,896	—	11,896	—
Private label mortgage-backed	80,842	—	80,842	—
Other asset backed	51,430	—	51,430	—
Obligations of states and political subdivisions	292,214	—	292,214	—
Corporate	69,975	—	69,975	—
Trust preferred	951	—	951	—
Loans held for sale, carried at fair value	15,935	—	15,935	—
Capitalized mortgage loan servicing rights	44,406	—	—	44,406
Derivatives (1)	41,423	—	41,423	—
Liabilities
Derivatives (2)	19,266	—	19,266	—

Measured at Fair Value on a Non-recurring Basis:
Assets
Collateral dependent loans (3)
Commercial
Commercial and industrial	5,061	—	—	5,061
Commercial real estate	828	—	—	828
Mortgage
1-4 family owner occupied - non-jumbo	400	—	—	400
1-4 family non-owner occupied	15	—	—	15
1-4 family - 2nd lien	108	—	—	108
Resort lending	92	—	—	92
Installment
Boat lending	99	—	—	99
Recreational vehicle lending	204	—	—	204
Other	67	—	—	67
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the Six Month Periods Ended June 30 for items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Net Gains on Assets	Mortgage Loan Servicing, net	Total Change in Fair Values Included in Current Period Earnings
	Mortgage Loans
	(In thousands)
2024
Loans held for sale	$160	$—	$160
Capitalized mortgage loan servicing rights	—	383	383

2023
Loans held for sale	1,739	—	1,739
Capitalized mortgage loan servicing rights	—	(15)	(15)
For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends received.
The following represent impairment charges recognized during the three and six month periods ended June 30, 2024 and 2023 relating to assets measured at fair value on a non-recurring basis:
•Loans that are individually evaluated using the fair value of collateral for collateral dependent loans had a carrying amount of $6.9 million, which is net of a valuation allowance of $2.1 million at June 30, 2024, and had a carrying amount of $2.0 million, which is net of a valuation allowance of $1.3 million at December 31, 2023. The provision for credit losses included in our results of operations relating to collateral dependent loans was a net expense (recovery) of $(0.1) million and $1.7 million for the three month periods ending June 30, 2024 and 2023, respectively, and a net expense of $1.6 million and $2.0 million for the six month periods ending June 30, 2024 and 2023, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
A reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Capitalized Mortgage Loan Servicing Rights
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Beginning balance	$43,577	$41,923	$42,243	$42,489
Total gains (losses) realized and unrealized:
Included in results of operations	(123)	1,481	383	(15)
Included in other comprehensive loss	—	—	—	—
Purchases, issuances, settlements, maturities and calls	952	1,023	1,780	1,953
Transfers in and/or out of Level 3	—	—	—	—
Ending balance	$44,406	$44,427	$44,406	$44,427

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30	$(123)	$1,481	$383	$(15)
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

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)
June 30, 2024
Capitalized mortgage loan servicing rights	$44,406	Present value of net servicing revenue	Discount rate	10.00% to 18.65%	10.38%
			Cost to service	$70 to $817	$78
			Ancillary income	20 to 30	20
			Float rate		4.38%
			Prepayment rate	6.48% to 27.97%	8.50%
December 31, 2023
Capitalized mortgage loan servicing rights	$42,243	Present value of net servicing revenue	Discount rate	10.00% to 14.27%	10.25%
			Cost to service	$70 to $442	$79
			Ancillary income	20 to 30	20
			Float rate		3.82%
			Prepayment rate	6.56% to 26.47%	8.50%

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)
June 30, 2024
Collateral dependent loans
Commercial(1)	$5,889	Discounting financial statement and machinery and equipment appraised values	Discount rates used	28.0% to 50.0%	29.9%
		Sales comparison approach	Adjustment for differences between comparable sales	(18.0)% to 65.0%	(1.1)%
Mortgage and Installment(2)	985	Sales comparison approach	Adjustment for differences between comparable sales	(25.5) to 16.6	(1.7)

December 31, 2023
Collateral dependent loans
Commercial	$551	Sales comparison approach	Adjustment for differences between comparable sales	(5.0)% to 6.0%	(0.4)%
Mortgage and Installment(2)	1,468	Sales comparison approach	Adjustment for differences between comparable sales	(4.1) to 10.5	3.1

(1)
$4.1 million of this amount primarily relates to one collateral dependent relationship credit. Collateral securing this relationship primarily included accounts receivable, inventory and machinery and equipment at June 30, 2024. Valuation techniques at June 30, 2024 included discounting financial statement values for accounts receivable and inventory and appraised values for machinery and equipment.

(2)
In addition to the valuation techniques and unobservable inputs discussed above, at June 30, 2024 and December 31, 2023 certain collateral dependent installment loans totaling approximately $0.37 million and $0.45 million, respectively, are secured by collateral other than real estate. For the majority of these loans, we apply internal discount rates to industry valuation guides.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
June 30, 2024	$15,935	$99	$15,836
December 31, 2023	12,063	(61)	12,124

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The estimated recorded book balances and fair values follow:

			Fair Value Using
	Recorded Book Balance	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
June 30, 2024
Assets
Cash and due from banks	$54,910	$54,910	$54,910	$—	$—
Interest bearing deposits	159,438	159,438	159,438	—	—
Equity securities at fair value	872	872	872	—	—
Securities available for sale	591,974	591,974	—	591,974	—
Securities held to maturity	344,220	305,654	—	305,654	—
Federal Home Loan Bank and Federal
Reserve Bank Stock	16,099	NA	NA	NA	NA
Net loans and loans held for sale	3,811,583	3,557,598	—	15,935	3,541,663
Accrued interest receivable	19,405	19,405	90	5,908	13,407
Derivative financial instruments	41,423	41,423	—	41,423	—

Liabilities
Deposits with no stated maturity (1)	$3,783,170	$3,783,170	$3,783,170	$—	$—
Deposits with stated maturity (1)	831,158	827,107	—	827,107	—
Other borrowings	50,012	49,927	—	49,927	—
Subordinated debt	39,548	39,091	—	39,091	—
Subordinated debentures	39,762	39,390	—	39,390	—
Accrued interest payable	3,774	3,774	437	3,337	—
Derivative financial instruments	19,266	19,266	—	19,266	—

December 31, 2023
Assets
Cash and due from banks	$68,208	$68,208	$68,208	$—	$—
Interest bearing deposits	101,573	101,573	101,573	—	—
Securities available for sale	679,350	679,350	—	679,350	—
Securities held to maturity	353,988	318,606	—	318,606	—
Federal Home Loan Bank and Federal
Reserve Bank Stock	16,821	NA	NA	NA	NA
Net loans and loans held for sale	3,748,306	3,453,790	—	12,063	3,441,727
Accrued interest receivable	19,044	19,044	58	6,486	12,500
Derivative financial instruments	38,683	38,683	—	38,683	—

Liabilities
Deposits with no stated maturity (1)	$3,704,808	$3,704,808	$3,704,808	$—	$—
Deposits with stated maturity (1)	918,071	914,404	—	914,404	—
Other borrowings	50,026	49,831	—	49,831	—
Subordinated debt	39,510	40,352	—	40,352	—
Subordinated debentures	39,728	38,103	—	38,103	—
Accrued interest payable	6,534	6,534	482	6,052	—
Derivative financial instruments	21,835	21,835	—	21,835	—

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(1)
Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $807.480 million and $723.014 million at June 30, 2024 and December 31, 2023, respectively. Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $118.348 million and $109.006 million at June 30, 2024 and December 31, 2023, respectively.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
13.    Contingencies

Pressures from various global and national macroeconomic conditions, including heightened inflation, uncertainty regarding future interest rates, foreign currency exchange rate fluctuations, recent adverse weather conditions, the continuation of the Russia-Ukraine and Israel-Hamas wars, and potential governmental responses to these events, continue to create significant economic uncertainty.

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
Visa Stock
On May 6, 2024, we exchanged 12,566 shares of Visa Inc. Class B-1 common stock (all of the Class B-1 shares we owned) for 2,493 shares of Visa Inc. Class C common stock and 6,283 shares of Visa Inc. Class B-2 common stock pursuant to an exchange offer conducted by Visa. Each Class C share automatically converts to 4 shares of Visa Inc. Class A common stock upon a transfer to anyone other than a Visa member or an affiliate of a Visa member. Pursuant to the exchange offer, we agreed not to sell more than one-third (831 shares) of our Class C shares before June 20, 2024 and agreed not to sell more than two-thirds (1,662 shares), in total, of our Class C shares before August 4, 2024. The Class B-2 shares have the same transfer restrictions as the transfer restrictions on the Class B-1 shares and can only be sold to other Class B shareholders.
Because of the very limited liquidity for the Class B-1 shares (prior to completion of the exchange offer) and uncertainty regarding the likelihood, ultimate timing and eventual exchange rate for Class B-1 shares into Class A shares, we were carrying these shares at zero, representing cost basis less impairment.
With the completion of the exchange, we recorded a gain related to the Class C shares of $2.677 million based on the conversion privilege of those shares and the closing price of the Class A shares on May 3, 2024 (the exchange expiration date) of $268.49 per share. Subsequent to the exchange, we sold 1,662 of our Class C shares for net proceeds of $1.821 million. The fair value of our remaining 831 Class C shares was $0.872 million at June 30, 2024, using a closing price of the Class A shares of $262.47 per share on Friday, June 28, 2024, and is recorded as equity securities at fair value on our Condensed Consolidated Statements of Financial Condition.
In light of the continued uncertainty regarding the likelihood, ultimate timing and eventual exchange rate for Class B-2 shares into Class A shares, we are carrying the Class B-2 shares at zero, representing cost basis less impairment.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As a condition to our participation in the exchange offer, we were required to enter into a Makewhole Agreement that will require us to reimburse Visa in certain circumstances if certain litigation in which Visa has been involved since 2008 results in damages significantly higher than Visa currently expects. Potential payments under the Makewhole Agreement are designed to equal the decline in value we would have experienced had we not participated in Visa’s exchange offer. Based on the disclosures that have been made by Visa regarding the status of this litigation and other circumstances relating to the exchange offer and potential future, similar exchange offers, we believe the likelihood we will have to make any payments under the Makewhole Agreement is remote.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
14.    Accumulated Other Comprehensive Loss (“AOCL”)
A summary of changes in AOCL follows:

	Unrealized Losses on Securities AFS	Unrealized Losses on Securities Transferred to Securities HTM (1)	Dispropor- tionate Tax Effects from Securities AFS	Unrealized Gains (Losses) on Derivative Instruments	Total
	(In thousands)
For the three months ended June 30,
2024
Balances at beginning of period	$(49,697)	$(14,760)	$(5,798)	$(1,374)	$(71,629)
Other comprehensive income (loss) before reclassifications	215	676	—	(366)	525
Amounts reclassified from AOCL	—	—	—	276	276
Net current period other comprehensive income (loss)	215	676	—	(90)	801
Balances at end of period	$(49,482)	$(14,084)	$(5,798)	$(1,464)	$(70,828)

2023
Balances at beginning of period	$(57,197)	$(17,551)	$(5,798)	$(265)	$(80,811)
Other comprehensive income (loss) before reclassifications	(498)	740	—	37	279
Amounts reclassified from AOCL	—	—	—	22	22
Net current period other comprehensive income (loss)	(498)	740	—	59	301
Balances at end of period	$(57,695)	$(16,811)	$(5,798)	$(206)	$(80,510)

For the six months ended June 30,
2024
Balances at beginning of period	$(51,113)	$(15,408)	$(5,798)	$177	$(72,142)
Other comprehensive income (loss) before reclassifications	1,418	1,324	—	(2,127)	615
Amounts reclassified from AOCL	213	—	—	486	699
Net current period other comprehensive income (loss)	1,631	1,324	—	(1,641)	1,314
Balances at end of period	$(49,482)	$(14,084)	$(5,798)	$(1,464)	$(70,828)

2023
Balances at beginning of period	$(68,742)	$(18,223)	$(5,798)	$—	$(92,763)
Other comprehensive income (loss) before reclassifications	10,872	1,412	—	(294)	11,990
Amounts reclassified from AOCL	175	—	—	88	263
Net current period other comprehensive income (loss)	11,047	1,412	—	(206)	12,253
Balances at end of period	$(57,695)	$(16,811)	$(5,798)	$(206)	$(80,510)
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
A summary of reclassifications out of each component of AOCL for the three months ended June 30 follows:

AOCL Component	Amount Reclassified From AOCL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2024
Unrealized losses on securities available for sale
	$—	Net losses on securities available for sale
	—	Income tax expense
	$—	Reclassifications, net of tax

Unrealized gains (losses) on derivative instruments
	$349	Interest income
	73	Income tax expense
	$276	Reclassifications, net of tax

	$(276)	Total reclassifications for the period, net of tax

2023
Unrealized losses on securities available for sale
	$—	Net losses on securities available for sale
	—	Income tax expense
	$—	Reclassifications, net of tax

Unrealized gains (losses) on derivative instruments
	$27	Interest income
	5	Income tax expense
	$22	Reclassifications, net of tax

	$(22)	Total reclassifications for the period, net of tax

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of reclassifications out of each component of AOCL for the six months ended June 30 follows:

AOCL Component	Amount Reclassified From AOCL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2024
Unrealized losses on securities available for sale
	$(269)	Net losses on securities available for sale
	(56)	Income tax expense
	$(213)	Reclassifications, net of tax

Unrealized gains (losses) on derivative instruments
	$615	Interest income
	129	Income tax expense
	$486	Reclassifications, net of tax

	$(699)	Total reclassifications for the period, net of tax

2023
Unrealized losses on securities available for sale
	$(222)	Net losses on securities available for sale
	(47)	Income tax expense
	$(175)	Reclassifications, net of tax

Unrealized gains (losses) on derivative instruments
	$111	Interest income
	23	Income tax expense
	$88	Reclassifications, net of tax

	$(263)	Total reclassifications for the period, net of tax

15.    Revenue from Contracts with Customers
We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. We derive the majority of our revenue from financial instruments and their related contractual rights and obligations which for the most part are excluded from the scope of this topic. These sources of revenue that are excluded from the scope of this topic include interest income, net gains on mortgage loans, net gains (losses) on securities AFS, mortgage loan servicing, net and bank owned life insurance and were approximately 87.4% and 86.8% of total revenues for the six month periods ending June 30, 2024 and 2023, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Material sources of revenue that are included in the scope of this topic include service charges on deposit accounts, other deposit related income, interchange income and investment and insurance commissions and are discussed in the following paragraphs. Generally these sources of revenue are earned at the time the service is delivered or over the course of a monthly period and do not result in any contract asset or liability balance at any given period end. As a result, there were no contract assets or liabilities recorded as of June 30, 2024 and December 31, 2023.
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
Net (gains) losses on other real estate and repossessed assets: We record a gain or loss from the sale of other real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. If we were to finance the sale of other real estate to the buyer, we would assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction is probable. Once these criteria are met, the other real estate asset would be derecognized and the gain or loss on sale would be recorded upon the transfer of control of the property to the buyer. There were no other real estate properties sold during the six month periods ending June 30, 2024 and 2023 that were financed by us.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Disaggregation of our revenue sources by attribute follows:

	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
Three months ending June 30, 2024	(In thousands)
Retail
Overdraft fees	$2,221	$—	$—	$—	$2,221
Account service charges	621	—	—	—	621
ATM fees	—	412	—	—	412
Other	—	186	—	—	186
Business
Overdraft fees	95	—	—	—	95
ATM fees	—	13	—	—	13
Other	—	109	—	—	109
Interchange income	—	—	3,401	—	3,401
Asset management revenue	—	—	—	497	497
Transaction based revenue	—	—	—	341	341

Total	$2,937	$720	$3,401	$838	$7,896

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$720
Investment and insurance commissions					838
Bank owned life insurance (1)					188
Other (1)					971
Total					$2,717
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
Six months ending June 30, 2024	(In thousands)
Retail
Overdraft fees	$4,410	$—	$—	$—	$4,410
Account service charges	1,194	—	—	—	1,194
ATM fees	—	795	—	—	795
Other	—	436	—	—	436
Business
Overdraft fees	205	—	—	—	205
ATM fees	—	24	—	—	24
Other	—	213	—	—	213
Interchange income	—	—	6,552	—	6,552
Asset management revenue	—	—	—	990	990
Transaction based revenue	—	—	—	652	652

Total	$5,809	$1,468	$6,552	$1,642	$15,471

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$1,468
Investment and insurance commissions					1,642
Bank owned life insurance (1)					369
Other (1)					1,956
Total					$5,435
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
Leases are classified as operating or finance leases at the lease commencement date (we did not have any finance leases as of June 30, 2024). Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. The ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of the lease payment over the lease term.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.
The cost components of our operating leases follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Operating lease cost	$349	$359	$695	$721
Variable lease cost	11	24	22	48
Short-term lease cost	23	24	47	46
Total	$383	$407	$764	$815
Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities.
Supplemental balance sheet information related to our operating leases follows:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Lease right of use asset (1)	$6,692	$4,911
Lease liabilities (2)	$6,906	$5,114

Weighted average remaining lease term (years)	7.37	6.03
Weighted average discount rate	3.6%	2.7%
(1)Included in Accrued income and other assets in our Condensed Consolidated Statements of Financial Condition.
(2)Included in Accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition.
Maturity analysis of our lease liabilities at June 30, 2024 based on required contractual payments follows:

(In thousands)

Six months ending December 31, 2024	$700
2025	1,348
2026	1,184
2027	1,003
2028	938
2029 and thereafter	2,867
Total lease payments	8,040
Less imputed interest	(1,134)
Total	$6,906

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

Recent Developments. Pressures from various global and national macroeconomic conditions, including heightened inflation, uncertainty regarding future interest rates, foreign currency exchange rate fluctuations, recent adverse weather conditions, the continuation of the Russia-Ukraine and Israel-Hamas wars, and potential governmental responses to these events, continue to create significant economic uncertainty. The extent to which these pressures may impact our business, results of operations, asset valuations, financial condition, and customers will depend on future developments, which continue to be highly uncertain and difficult to predict. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, securities available for sale ("AFS"), securities held to maturity ("HTM"), loans, capitalized mortgage loan servicing rights or deferred tax assets.

It is against this backdrop that we discuss our results of operations and financial condition for the second quarter of 2024 as compared to earlier periods.
RESULTS OF OPERATIONS
Summary. We recorded net income of $18.5 million and $14.8 million during the three months ended June 30, 2024 and 2023, respectively. The increase in 2024 second quarter results as compared to 2023 is due to an increase in net interest income and a decrease in the provision for credit losses that were partially offset by increases in non-interest expense and income tax expense and a decrease in non-interest income.
We recorded net income of $34.5 million and $27.8 million during the six months ended June 30, 2024 and 2023, respectively. The increase in 2024 year-to-date results as compared to 2023 is primarily due to increases in net-interest income and non-interest income and a decrease in the provision for credit losses that were partially offset by increases in non-interest expense and income tax expense.
Key performance ratios

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income (annualized) to
Average assets	1.44%	1.18%	1.34%	1.12%
Average shareholders’ equity	17.98%	16.29%	16.98%	15.54%

Net income per common share
Basic	$0.89	$0.70	$1.65	$1.32
Diluted	0.88	0.70	1.64	1.31

Net interest income. Net interest income is the most important source of our earnings and thus is critical in evaluating our results of operations. Changes in our net interest income are primarily influenced by our level of interest-earning assets and

Index
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
Our net interest income totaled $41.3 million during the second quarter of 2024, an increase of $3.0 million, or 7.8% from the year-ago period. This increase primarily reflects a $130.0 million increase in average interest-earning assets and a 16 basis point increase in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”).
For the first six months of 2024, net interest income totaled $81.5 million, an increase of $4.8 million, or 6.2% from 2023. This increase primarily reflects a $171.8 million increase in average interest-earning assets and a seven basis point increase in our net interest margin.
The increase in average interest-earning assets in both the three and six month periods in 2024 as compared to the same periods in 2023 primarily reflects growth in commercial and mortgage loans funded from an increase in deposits.
The increases in our net interest margin during the three and six month periods in 2024 is attributed to increases in interest income as a percent of average interest-earning assets ("Asset Yield") that were only partially offset by increases in interest expense as a percent of average interest-earning assets ("Cost of Funds"). These increases are primarily attributed to the increases in the federal funds rate since January of 2023. Our Asset Yield has been positively impacted by new loans being originated at higher rates than existing loans being paid off as well as a shift in earning asset mix from generally lower rate investment securities to higher rate loans while our Cost of Funds has been negatively impacted by changes in funding mix (such as shifting from non-interest bearing deposits to interest-bearing deposits and an increase in time deposits) as well as higher deposit pricing sensitivity to the increases in interest rates discussed above. This change in funding mix and pricing is expected to continue to have an impact on our Cost of Funds during 2024. See Asset/liability management.
Our net interest income is also impacted by our level of non-accrual loans. In the second quarter and first six months of 2024, non-accrual loans averaged $4.0 million and $3.9 million, respectively. In the second quarter and first six months of 2023, non-accrual loans averaged $3.9 million and $3.8 million, respectively. In addition, in the second quarter and first six months of 2024 we had net recoveries of $0.1 million and $0.4 million, respectively of unpaid interest on loans placed on or taken off non-accrual or on loans previously charged-off compared to net recoveries of $0.3 million and $0.4 million, respectively, during the same periods in 2023.

Index
Average Balances and Tax Equivalent Rates

	Three Months Ended June 30,
	2024			2023
	Average Balance	Interest	Rate (2)	Average Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$3,840,343	$56,697	5.93%	$3,561,333	$47,617	5.36%
Tax-exempt loans (1)	8,856	113	5.13	6,587	78	4.75
Taxable securities	633,400	4,713	2.98	789,078	5,919	3.00
Tax-exempt securities (1)	311,035	3,551	4.57	322,592	3,499	4.34
Interest bearing cash	83,293	1,134	5.48	66,023	837	5.08
Other investments	16,440	305	7.46	17,682	230	5.22
Interest Earning Assets	4,893,367	66,513	5.45	4,763,295	58,180	4.89
Cash and due from banks	50,652			55,945
Other assets, net	237,298			225,506
Total Assets	$5,181,317			$5,044,746

Liabilities
Savings and interest-bearing checking	$2,674,731	14,190	2.13	$2,519,009	10,515	1.67
Time deposits	807,033	8,686	4.33	761,705	6,946	3.66
Other borrowings	130,208	2,116	6.54	134,907	2,137	6.35
Interest Bearing Liabilities	3,611,972	24,992	2.78	3,415,621	19,598	2.30
Non-interest bearing deposits	1,050,153			1,167,129
Other liabilities	104,643			97,853
Shareholders’ equity	414,549			364,143

Total liabilities and shareholders’ equity	$5,181,317			$5,044,746

Net Interest Income		$41,521			$38,582

Net Interest Income as a Percent of Average Interest Earning Assets			3.40%			3.24%
_________________________________
(1)Interest on tax-exempt loans and securities available for sale is presented on a fully tax equivalent basis assuming a marginal tax rate of 21%.
(2)Annualized

Index
Average Balances and Tax Equivalent Rates

	Six Months Ended June 30,
	2024			2023
	Average Balance	Interest	Rate	Average Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$3,821,164	$111,652	5.87%	$3,524,639	$91,851	5.24%
Tax-exempt loans (1)	8,699	224	5.18	6,608	154	4.70
Taxable securities	656,766	9,964	3.03	805,733	11,803	2.93
Tax-exempt securities (1)	315,021	7,099	4.51	323,045	6,854	4.24
Interest bearing cash	83,738	2,277	5.47	52,531	1,301	4.99
Other investments	16,630	603	7.29	17,668	441	5.03
Interest Earning Assets	4,902,018	131,819	5.40	4,730,224	112,404	4.78
Cash and due from banks	53,101			58,182
Other assets, net	236,266			228,342
Total Assets	$5,191,385			$5,016,748

Liabilities
Savings and interest-bearing checking	$2,654,125	27,557	2.09	$2,526,982	19,372	1.55
Time deposits	835,852	18,129	4.36	709,983	11,849	3.37
Other borrowings	129,731	4,235	6.56	123,585	3,872	6.32
Interest Bearing Liabilities	3,619,708	49,921	2.77	3,360,550	35,093	2.11
Non-interest bearing deposits	1,056,803			1,195,593
Other liabilities	105,987			100,152
Shareholders’ equity	408,887			360,453

Total liabilities and shareholders’ equity	$5,191,385			$5,016,748

Net Interest Income		$81,898			$77,311

Net Interest Income as a Percent of Average Interest Earning Assets			3.35%			3.28%

_________________________________
(1)Interest on tax-exempt loans and securities available for sale is presented on a fully tax equivalent basis assuming a marginal tax rate of 21%.
(2)Annualized

Index
Reconciliation of Non-GAAP Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Net Interest Margin, Fully Taxable Equivalent ("FTE")

Net interest income	$41,346	$38,350	$81,543	$76,791
Add: taxable equivalent adjustment	175	232	355	520
Net interest income - taxable equivalent	$41,521	$38,582	$81,898	$77,311
Net interest margin (GAAP) (1)	3.39%	3.23%	3.33%	3.26%
Net interest margin (FTE) (1)	3.40%	3.24%	3.35%	3.28%
(1)Annualized.
Provision for credit losses. The provision for credit losses was an expense of $0.02 million and an expense of $3.32 million for the three months ended June 30, 2024 and 2023, respectively. During the six-month periods ended June 30, 2024 and 2023, the provision for credit losses was an expense of $0.76 million and a expense of $5.48 million, respectively. The provision reflects our assessment of the allowance for credit losses (the “ACL”) taking into consideration factors such as loan growth, loan mix, levels of non-performing and classified loans, economic conditions and loan net charge-offs. While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors. See “Portfolio Loans and asset quality” for a discussion of the various components of the ACL and their impact on the provision for credit losses in 2024. The decrease in the provision for credit losses expense from the prior year period is primarily due to a decrease in net newly allocated losses in the commercial loan portfolio primarily driven by a large specific reserve in the prior year as well as a decrease in loan growth and a decrease in the adjustment to allocations based on subjective factors.
The year-to-date provision for credit losses on loans in 2024 compared to 2023, decreased $0.60 million. The provision for credit losses on securities HTM in 2024 and 2023 was an expense (credit) of $(1.13) million and $2.99 million, respectively. The change in provision for credit losses on securities HTM reflects a charge-off in the first quarter of 2023 and a subsequent partial recovery during the first quarter of 2024 of one corporate security (Signature Bank). See “Securities” below and note #3 to the Condensed Consolidated Financial Statements.
Non-interest income. Non-interest income is a significant element in assessing our results of operations. Non-interest income totaled $15.2 million during the second quarter of 2024 compared to $15.4 million in the second quarter of 2023. For the first six months of 2024, non-interest income totaled $27.7 million compared to $26.0 million for the first six months of 2023.

Index
The components of non-interest income are as follows:
Non-Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Interchange income	$3,401	$3,355	$6,552	$6,560
Service charges on deposit accounts	2,937	3,134	5,809	5,991
Net gains on assets
Mortgage loans	1,333	2,120	2,697	3,376
Equity securities at fair value	2,693	—	2,693	—
Securities available for sale	—	—	(269)	(222)
Mortgage loan servicing, net	2,091	3,674	4,816	4,400
Investment and insurance commissions	838	744	1,642	1,571
Bank owned life insurance	188	98	369	209
Other	1,691	2,292	3,424	4,083
Total non-interest income	$15,172	$15,417	$27,733	$25,968
Service charges on deposit accounts decreased by $0.2 million on both a comparative quarterly basis and on a year-to-date basis in 2024 as compared to 2023. These decreases were principally due to decreases in non-sufficient funds occurrences (and related fees).
Mortgage loan activity is summarized as follows:
Mortgage Loan Activity

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Mortgage loans originated	$142,602	$160,515	$236,596	$273,536
Mortgage loans sold (1)	91,540	99,025	172,358	205,871
Net gains on mortgage loans	1,333	2,120	2,697	3,376
Net gains as a percent of mortgage loans sold ("Loan Sales Margin")	1.46%	2.14%	1.56%	1.64%
Fair value adjustments included in the Loan Sales Margin	0.14	1.03	0.28	1.12
(1) Mortgage loan sales in the second quarters of 2024 and 2023 include $1.4 million and $10.2 million, respectively, of portfolio loan transactions. Mortgage loan sales during the first six months of 2024 and 2023 include $8.1 million and $51.5 million, respectively, of portfolio loan transactions. These transactions were performed for interest rate risk purposes.
Mortgage loans originated decreased in 2024 as compared to 2023 due primarily to higher mortgage loan interest rates in 2024 reducing this activity. Mortgage loans sold decreased in 2024 as compared to 2023 due to lower portfolio loan sales.
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
Net gains on mortgage loans totaled $1.3 million and $2.1 million during the second quarters of 2024 and 2023, respectively. For the first six months of 2024 and 2023, net gains on mortgage loans totaled $2.7 million and $3.4 million,

Index
respectively. The decrease from the prior year periods was due to decreases in the loan sale margin and the volume of mortgage loans sold.
Gain on equity securities at fair value totaled $2.7 million during the second quarter of 2024. This gain is the consequence of the exchange of our shares of Visa Class B-1 common stock on May 6, 2024 into a combination of Visa Class C common stock and Visa Class B-2 common stock. With the completion of this exchange, we were able to record the fair value of the Visa Class C common stock through income (as it is convertible into publicly traded Visa Class A common stock) while the Visa Class B-2 common stock continues to be carried at zero. See note #13 to the Condensed Consolidated Financial Statements.
We recorded a net loss of $0.3 million and a net loss $0.2 million on securities AFS for the first six months of 2024 and 2023, respectively. We recorded no credit related charges in either 2024 or 2023 on securities AFS. See “Securities” below and note #3 to the Condensed Consolidated Financial Statements.
Mortgage loan servicing, net, generated income of $2.1 million and $3.7 million in the second quarters of 2024 and 2023, respectively. For the first six months of 2024 and 2023, mortgage loan servicing, net, generated income of $4.8 million and $4.4 million, respectively. The significant variances in mortgage loan servicing, net are primarily due to changes in the fair value of capitalized mortgage loan servicing rights associated with changes in interest rates and the associated expected future prepayment levels and expected float rates.
Mortgage loan servicing, net activity is summarized in the following table:
Mortgage Servicing Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Mortgage loan servicing, net:	(In thousands)
Revenue, net	$2,214	$2,193	$4,433	$4,415
Fair value change due to price	$911	$2,443	$2,176	$1,808
Fair value change due to pay-downs	$(1,034)	$(962)	$(1,793)	$(1,823)
Total	$2,091	$3,674	$4,816	$4,400
Activity related to capitalized mortgage loan servicing rights is as follows:
Capitalized Mortgage Loan Servicing Rights

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(In thousands)
Balance at beginning of period	$43,577	$41,923	$42,243	$42,489
Originated servicing rights capitalized	952	1,023	1,780	1,953
Change in fair value	(123)	1,481	383	(15)
Balance at end of period	$44,406	$44,427	$44,406	$44,427
At June 30, 2024 we were servicing approximately $3.55 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 4.01% and a weighted average service fee of approximately 25.6 basis points. Capitalized mortgage loan servicing rights at June 30, 2024 totaled $44.4 million, representing approximately 125.3 basis points on the related amount of mortgage loans serviced for others.
Other income in the table above decreased by $0.6 million and $0.7 million in the second quarter and first six months of 2024, respectively, compared to the same prior year periods. These decreases were primarily due to lower commercial swap fee income and the prior year periods including a one time gain on a purchase credit impaired loan.
Non-interest expense. Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure.

Index
Non-interest expense increased by $1.1 million to $33.3 million and increased by $2.3 million to $65.5 million during the three- and six-month periods ended June 30, 2024, respectively, compared to the same periods in 2023.
The components of non-interest expense are as follows:
Non-Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Compensation	$13,390	$13,523	$26,667	$26,792
Performance-based compensation	3,885	3,220	7,361	5,465
Payroll taxes and employee benefits	3,976	3,859	7,993	7,684
Compensation and employee benefits	21,251	20,602	42,021	39,941
Data processing	3,257	2,891	6,512	5,882
Occupancy, net	1,886	1,845	3,960	4,004
Interchange expense	1,127	1,054	2,224	2,103
Furniture, fixtures and equipment	948	929	1,902	1,855
FDIC deposit insurance	695	749	1,477	1,532
Advertising	788	431	1,279	926
Loan and collection	699	620	1,211	1,198
Communications	499	635	1,114	1,303
Legal and professional	544	473	1,030	1,080
Supplies	142	122	260	228
Amortization of intangible assets	129	137	258	274
Correspondent bank service fees	44	59	90	122
Provision for loss reimbursement on sold loans	(1)	4	2	14
Net (gains) losses on other real estate and repossessed assets	(108)	63	(184)	17
Costs related to unfunded lending commitments	(137)	100	(789)	(375)
Other	1,570	1,534	3,159	3,101
Total non-interest expense	$33,333	$32,248	$65,526	$63,205
Compensation and employee benefits expenses, in total, increased $0.6 million on a quarterly comparative basis and increased $2.1 million for the first six months of 2024 compared to the same periods in 2023.
Compensation expense decreased by $0.1 million and $0.1 million in the second quarter and first six months of 2024, respectively, compared to the same periods in 2023. These comparative decreases in 2024 were primarily due to a decrease in mortgage lending and other retail personnel that was only partially offset by salary increases that were predominantly effective on January 1, 2024.
Performance-based compensation increased by $0.7 million and $1.9 million in the second quarter and first six months of 2024, respectively, compared to the same periods in 2023. The increases were primarily due to higher expected incentive compensation payout for salaried and hourly employees.
Data processing expense increased by $0.4 million and $0.6 million in the second quarter and first six months of 2024, respectively, compared to the same prior year periods due in part to core data processor annual asset growth and CPI related cost increases as well as new solutions implemented during this time frame.
Advertising increased by $0.4 million in both the second quarter and first six months of 2024, respectively, compared to the same prior year periods due primarily to modifications in strategic marketing spend as well as costs related to certain website redesign initiatives.

Index
Communications decreased by $0.1 million and $0.2 million in the second quarter and first six months of 2024, respectively, compared to the same periods in 2023 due primarily to lower telephony and networking related costs.
Net (gains) losses on other real estate and repossessed assets primarily represent the net gain on the sale or additional write downs on these assets subsequent to the transfer of the asset from our loan portfolio. This transfer occurs at the time we acquire the collateral that secured the loan. At the time of acquisition, the other real estate or repossessed asset is valued at fair value, less estimated costs to sell, which becomes the new basis for the asset. Any write-downs at the time of acquisition are charged to the allowance for credit losses.
Costs (recoveries) related to unfunded lending commitments decreased by $0.2 million and $0.4 million in the second quarter and first six months of 2024, respectively compared to the same prior year periods. The decrease in the first six months of 2023 is due to decreases in both the balance of lending commitments and the loss rates applied to those lending commitments.
Income tax expense. We recorded an income tax expense of $4.6 million and $8.5 million in the second quarter and the first six months of 2024, respectively. This compares to an income tax expense of $3.4 million and $6.3 million in the second quarter and the first six months of 2023, respectively. The changes in expense for the first six months of 2024 compared to the same period in 2023 is primarily due to changes in pretax income.
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
We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. The ultimate realization of this asset is primarily based on generating future income. We concluded at June 30, 2024 and 2023 and at December 31, 2023, that the realization of substantially all of our deferred tax assets continues to be more likely than not.
FINANCIAL CONDITION
Summary. Our total assets increased by $13.8 million during the first six months of 2024. Loans, excluding loans held for sale, were $3.85 billion at June 30, 2024, compared to $3.79 billion at December 31, 2023. Commercial loans and mortgage loans each increased while installment loans decreased during the first six months of 2024. (See “Portfolio Loans and asset quality.”)
Deposits totaled $4.61 billion at June 30, 2024, a decrease of $8.6 million from December 31, 2023. The decrease in deposits from December 31, 2023, is due to scheduled maturities of brokered time deposits and a decrease in non-interest bearing deposits.
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

Index
Securities Available for Sale

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Securities available for sale	(In thousands)
June 30, 2024	$654,609	$502	$63,137	$591,974
December 31, 2023	744,050	464	65,164	679,350
Securities Held to Maturity

	Carrying Value	Transferred Unrealized Loss (1)	ACL	Amortized Cost	Unrealized		Fair Value
					Gains	Losses
	(In thousands)
Securities held to maturity
June 30, 2024	$344,220	$17,828	$155	$362,203	$10	$56,559	$305,654
December 31, 2023	353,988	19,503	157	373,648	868	55,910	318,606
(1)Represents the remaining unrealized loss to be accreted on securities that were transferred from AFS to HTM on April 1, 2022.
Securities AFS in unrealized loss positions are evaluated quarterly for impairment related to credit losses. For securities AFS in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities AFS that do not meet this criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, adverse conditions specifically related to the security and the issuer and the impact of changes in market interest rates on the market value of the security, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss), net of applicable taxes. No ACL for securities AFS was needed at June 30, 2024. The decrease in unrealized losses during the first six months of 2024 is primarily attributed to pay downs of security balances, par reversion and the narrowing of certain interest rate spreads. See note #3 to the Condensed Consolidated Financial Statements included within this report for further discussion.
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

Index
Sales of securities available for sale were as follows (See “Non-interest income.”):
Sales of Securities Available for Sale

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(In thousands)
Proceeds	$—	$—	$37,273	$278
Gross gains	—	—	14	—
Gross losses	—	—	283	222
Net gains (losses)	$—	$—	$(269)	$(222)
Equity Securities at Fair Value
On May 6, 2024, we exchanged 12,566 shares of Visa Inc. Class B-1 common stock (all of the Class B-1 shares we owned) for 2,493 shares of Visa Inc. Class C common stock and 6,283 shares of Visa Inc. Class B-2 common stock pursuant to an exchange offer conducted by Visa. With the completion of the exchange, we recorded a gain related to the Class C shares of $2.677 million based on the conversion privilege of those shares and the closing price of the Class A shares on May 3, 2024 (the exchange expiration date) of $268.49 per share. Subsequent to the exchange, we sold 1,662 of our Class C shares for net proceeds of $1.821 million. The fair value of our remaining 831 Class C shares was $0.872 million at June 30, 2024, using a closing price of the Class A shares of $262.47 per share on Friday, June 28, 2024, and is recorded as equity securities at fair value on our Condensed Consolidated Statements of Financial Condition. See note #13 to the Condensed Consolidated Financial Statements included within this report for further discussion.
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
We generally retain loans that may be profitably funded within established risk parameters. (See “Asset/liability management.”) As a result, we may hold adjustable-rate and fixed rate jumbo mortgage loans as Portfolio Loans, while 15- and 30-year fixed-rate conforming mortgage loans are generally sold to mitigate exposure to changes in interest rates. (See “Non-interest income.”) The growth in mortgage loans during the first six months of 2024 has primarily been attributed to the origination of adjustable-rate mortgage loans and advances on adjustable rate construction mortgage loans and home equity lines of credit. (See “Asset/liability management.”).

Index
A summary of our Portfolio Loans follows:

	June 30, 2024	December 31, 2023
	(In thousands)
Real estate(1)
Residential first mortgages	$1,271,968	$1,248,911
Residential home equity and other junior mortgages	169,165	157,006
Construction and land development	276,753	241,715
Other(2)	1,017,203	1,036,590
Consumer	612,380	619,374
Commercial	500,101	483,129
Agricultural	4,319	4,176
Total loans	$3,851,889	$3,790,901
_________________________________
(1)Includes both residential and non-residential commercial loans secured by real estate.
(2)Includes loans secured by multi-family residential and non-farm, non-residential property.
Non-performing assets

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Non-accrual loans	$5,974	$6,991
Loans 90 days or more past due and still accruing interest	—	432
Subtotal	5,974	7,423
Less: Government guaranteed loans	1,489	2,191
Total non-performing loans	4,485	5,232
Other real estate and repossessed assets	945	569
Total non-performing assets	$5,430	$5,801

As a percent of Portfolio Loans
Non-performing loans	0.12%	0.14%
Allowance for credit losses	1.46	1.44
Non-performing assets to total assets	0.10	0.11
Allowance for credit losses as a percent of non-performing loans	1253.98%	1044.69%
Non-performing loans have declined modestly as a percent of Portfolio Loans since year-end 2023, reflecting our ongoing collection efforts. Our collection and resolution efforts have generally resulted in a positive trend in non-performing loans.
Other real estate and repossessed assets totaled $0.95 million and $0.57 million at June 30, 2024, and December 31, 2023, respectively.
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

Index
Allowance for credit losses on loans and unfunded lending commitments

	Six months ended June 30,
	2024			2023
	Loans	Securities	Unfunded Commitments	Loans	Securities	Unfunded Commitments
	(Dollars in thousands)
Balance at beginning of period	$54,658	$157	$5,504	$52,435	$168	$5,080
Additions (deductions)
Provision for credit losses	1,890	(1,127)	—	2,485	2,992	—
Recoveries credited to allowance	1,395	1,125	—	1,325	—	—
Assets charged against the allowance	(1,702)	—	—	(2,281)	(3,000)	—
Additions included in non-interest expense	—	—	(789)	—	—	(375)
Balance at end of period	$56,241	$155	$4,715	$53,964	$160	$4,705

Net loans charged (recovered) against the allowance to average Portfolio Loans	0.02%			0.05%
Allocation of the Allowance for Credit Losses on Loans

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Specific allocations	$2,062	$1,292
Pooled analysis allocations	41,549	40,944
Additional allocations based on subjective factors	12,630	12,422
Total	$56,241	$54,658
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
The ACL increased $1.6 million to $56.2 million at June 30, 2024 from $54.7 million at December 31, 2023, and was equal to 1.46% and 1.44% of total Portfolio Loans at June 30, 2024, and December 31, 2023, respectively.
Since December 31, 2023, the ACL related to specific loans increased $0.8 million due primarily to one commercial loan addition during the first quarter of 2024. The ACL related to pooled analysis of loans and subjective factors increased $0.6 million and $0.2 million, respectively due in part to loan growth.
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
Deposits totaled $4.61 billion and $4.62 billion at June 30, 2024, and December 31, 2023, respectively. The decrease in deposits is primarily due to decreases in non-interest bearing and brokered time deposits that were partially offset by growth in savings and interest-bearing checking deposits, reciprocal deposits and time deposits. Reciprocal deposits totaled $925.8 million and $832.0 million at June 30, 2024 and December 31, 2023, respectively. These deposits represent demand, money market and time deposits from our customers that have been placed through IntraFi Network. This service allows our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.
We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be susceptible to outflow. Data relating to our deposit portfolios (excluding brokered time) follows:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Uninsured deposits (1)	$978,110	$961,974
Uninsured deposits as a percentage of deposits	21.8%	22.2%
Average deposit account size	$20.98	$20.38
Balance of top 100 largest depositors	$1,023,090	$890,289
Balance of top 100 depositors as a percentage of deposits, excluding brokered time deposits	22.8%	20.5%
(1) These amounts exclude intercompany related deposits of $51.4 million and $51.2 million respectively. Uninsured deposits reported in our Call Report at June 30, 2024 and December 31, 2023 totaled $1,029.6 million and $1,013.2 million, respectively.
We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.
Other borrowings, comprised primarily of FRB and FHLB borrowings, totaled $50.0 million and $50.0 million at June 30, 2024, and December 31, 2023, respectively.
As described above, we have utilized wholesale funding, including federal funds purchased, FHLB and FRB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At June 30, 2024, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $1.10 billion, or 23.6% of total funding (deposits and all borrowings, excluding subordinated debt and debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all. Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.
We historically employed derivative financial instruments to manage our exposure to changes in interest rates. During the first six months of 2024 and 2023, we entered into $54.5 million and $57.4 million (aggregate notional amounts), respectively, of interest rate swaps with commercial loan customers, which were offset with interest rate swaps that the Bank entered into with a broker-dealer. We recorded $0.6 million and $1.0 million of fee income related to these transactions during the first six months of 2024 and 2023, respectively. See note #6 to the Condensed Consolidated Financial Statements included within this report for more information on our derivative financial instruments.

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
Our primary sources of funds include our deposit base, secured advances from the FHLB and FRB, federal funds purchased, borrowing facilities with other banks, and access to the capital markets (for Brokered CDs). At June 30, 2024, in addition to liquidity available from our normal operating, funding and investing activities we had unused credit lines with the FHLB and FRB of approximately $1.001 billion and $438.5 million, respectively. We also had approximately $787.4 million in fair value of unpledged securities AFS and HTM at June 30, 2024, which could be pledged for an estimated additional borrowing capacity at the FHLB and FRB of approximately $732.5 million.
At June 30, 2024, we had $746.9 million of time deposits that mature in the next 12 months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $3.78 billion of our deposits at June 30, 2024, were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.
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
We also believe that the available cash on hand at the parent company (including time deposits) of approximately $46.6 million as of June 30, 2024, provides sufficient liquidity resources at the parent company to meet operating expenses, to make interest payments on the subordinated debt and debentures, and, along with dividends from the Bank, to pay projected cash dividends on our common stock.
Effective management of capital resources is critical to our mission to create value for our shareholders. In addition to common stock, our capital structure also currently includes subordinated debt and cumulative trust preferred securities.
Capitalization

	June 30, 2024	December 31, 2023
	(In thousands)
Subordinated debt	$39,548	$39,510
Subordinated debentures	39,762	39,728
Amount not qualifying as regulatory capital	(772)	(734)
Amount qualifying as regulatory capital	78,538	78,504
Shareholders’ equity
Common stock	317,676	317,483
Retained earnings	183,611	159,108
Accumulated other comprehensive income (loss)	(70,828)	(72,142)
Total shareholders’ equity	430,459	404,449
Total capitalization	$508,997	$482,953

Index
In May 2020, we issued $40.0 million of fixed to floating subordinated notes with a ten year maturity and a five year call option. The initial coupon rate is 5.95% fixed for five years and then floats at the Secured Overnight Financing Rate (“SOFR”) plus 5.825%. These notes are presented in the Condensed Consolidated Statement of Financial Condition under the caption “Subordinated debt” and the June 30, 2024, balance of $39.5 million is net of remaining unamortized deferred issuance costs of approximately $0.5 million that are being amortized through the maturity date into interest expense on other borrowings and subordinated debt and debentures in our Condensed Consolidated Statements of Operations.
We currently have four special purpose entities with $39.8 million of outstanding cumulative trust preferred securities as of June 30, 2024. These special purpose entities issued common securities and provided cash to our parent company that in turn issued subordinated debentures to these special purpose entities equal to the trust preferred securities and common securities. The subordinated debentures represent the sole asset of the special purpose entities. The common securities and subordinated debentures are included in our Condensed Consolidated Statements of Financial Condition.
The FRB has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at June 30, 2024, and December 31, 2023.
Common shareholders’ equity increased to $430.5 million at June 30, 2024, from $404.4 million at December 31, 2023. The increase is primarily due to earnings retention. Our tangible common equity (“TCE”) totaled $400.4 million and $374.1 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 7.63% and 7.15% at June 30, 2024, and December 31, 2023, respectively. TCE and the ratio of TCE to tangible assets are non-GAAP measures. TCE represents total common equity less goodwill and other intangible assets.
In December 2023, our Board of Directors authorized a 2024 share repurchase plan. Under the terms of the 2024 share repurchase plan, we are authorized to buy back up to 1,100,000, or approximately 5% of our outstanding common stock. There were no shares repurchased during the first six months of 2024. During the first six months of 2023, we repurchased 200,000 shares of common stock, for an aggregate purchase price of $3.3 million.
We currently pay a quarterly cash dividend on our common stock. These dividends totaled $0.48 per share and $0.46 per share in the first six months of 2024 and 2023, respectively. We generally favor a dividend payout ratio between 30% and 50% of net income.
As of June 30, 2024 and December 31, 2023, our Bank (and holding company) continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards (also see note #10 to the Condensed Consolidated Financial Statements included within this report).
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
We employ simulation analyses to monitor our interest-rate risk profile and evaluate potential changes in our net interest income and market value of portfolio equity that result from changes in interest rates. The purpose of these simulations is to identify sources of interest-rate risk. The simulations do not anticipate any actions that we might initiate in response to changes in interest rates and, accordingly, the simulations do not provide a reliable forecast of anticipated results. The simulations are predicated on immediate, permanent and parallel shifts in interest rates and generally assume that current loan and deposit pricing relationships remain constant. The simulations further incorporate assumptions relating to changes in customer behavior, including changes in prepayment rates on certain assets and liabilities. At June 30, 2024, both our interest rate risk profile as measured by our short term earnings simulation and our longer term interest rate risk measure based on changes in economic value indicates exposure to rising rates. These measures have decreased modestly from December 31, 2023 due to a shift in the asset mix to shorter duration interest bearing deposits and loans while the

Index
sensitivity measures relating to funding mix were relatively stable. In addition, at June 30, 2024 our simulation base-rate scenario for market value of portfolio equity increased from December 31, 2023 due primarily to an increase in the Bank’s tangible equity, an increase in the value of non-maturity deposits caused by an increase in long term market rates, spread narrowing on most loan products and spread narrowing in certain sectors of the fixed income bond market. We are carefully monitoring the change in our funding mix as well as the composition of our earning assets and the impact of potential future changes in interest rates on our changes in market value of portfolio equity and changes in net interest income. As a result, we may add some longer-term borrowings, may utilize derivatives (interest rate swaps, interest rate caps and interest rate floors) and may continue to sell some fixed rate jumbo and other portfolio mortgage loans in the future.
CHANGES IN MARKET VALUE OF PORTFOLIO EQUITY, NET INTEREST INCOME AND NET INTEREST MARGIN

Change in Interest Rates	Market Value of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change	Net Interest Margin(3)	Percent Change
	(Dollars in thousands)
June 30, 2024
200 basis point rise	$521,800	(12.99)%	$173,300	(0.35)%	3.44%	(0.29)%
100 basis point rise	562,100	(6.27)	174,300	0.23	3.45	—
Base-rate scenario	599,700	—	173,900	—	3.45	—
100 basis point decline	628,500	4.80	172,300	(0.92)	3.42	(0.87)
200 basis point decline	645,600	7.65	172,400	(0.86)	3.42	(0.87)

December 31, 2023
200 basis point rise	$447,600	(17.29)%	$166,000	(2.06)%	3.30%	(2.37)%
100 basis point rise	494,500	(8.63)	168,300	(0.71)	3.35	(0.89)
Base-rate scenario	541,200	—	169,500	—	3.38	—
100 basis point decline	582,800	7.69	169,000	(0.29)	3.36	(0.59)
200 basis point decline	603,200	11.46	167,800	(1.00)	3.34	(1.18)
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

Index
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
We utilize fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. FASB ASC Topic 820 differentiates between those assets and liabilities required to be carried at fair value at every reporting period (“recurring”) and those assets and liabilities that are only required to be adjusted to fair value under certain circumstances (“nonrecurring”). Equity securities at fair value, securities AFS, loans held for sale, carried at fair value, derivatives and capitalized mortgage loan servicing rights are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial assets on a nonrecurring basis, such as loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or fair value accounting or write-downs of individual assets. See note #11 to the Condensed Consolidated Financial Statements included within this report for a complete discussion on our use of fair valuation of financial instruments and the related measurement techniques.
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
Item 4.
CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures.
With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended June 30, 2024, have concluded that, as of such date, our disclosure controls and procedures were effective.
(b)Changes in Internal Controls.
During the quarter ended June 30, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of the Company's common stock in lieu of fees otherwise payable to the director for his or her service as a director. A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board. Pursuant to this Plan, during the second quarter of 2024, the Company issued 366 shares of common stock to non-employee directors on a current basis and 2,049 shares of common stock to the trust for distribution to directors on a deferred basis. These shares were issued on April 1, 2024 representing aggregate fees of $0.06 million. The shares on a current basis were issued at a price of $25.35 per share and the shares on a deferred basis were issued at a price of $22.82 per share, representing 90% of the fair value of the shares on the credit date. The price per share was the consolidated closing bid price per share of the Company's common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules. The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.
The following table shows certain information relating to repurchases of common stock for the three-months ended June 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
April 2024	—	$—	—	1,100,000
May 2024	—	—	—	1,100,000
June 2024	87	24.87	—	1,100,000
Total	87	$24.87	—	1,100,000
(1) June represents shares withheld from the shares that would otherwise have been issued to a certain officer in order to satisfy the tax withholding obligations resulting from the vesting of restricted stock.
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

Date	August 5, 2024	By	/s/ Gavin A. Mohr
Gavin A. Mohr, Principal Financial Officer

Date	August 5, 2024	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer