Form 10-Q
period 2024-09-30
INDEPENDENT BANK CORP /MI/
filed 2024-11-05
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2024
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
YES ☐ NO ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, no par value, 20,894,078 as of November 4, 2024.

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

Index

Part I - Item 1.	INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	September 30, 2024	December 31, 2023
	(Unaudited)
	(In thousands, except share amounts)
Assets
Cash and due from banks	$61,503	$68,208
Interest bearing deposits	60,057	101,573
Cash and Cash Equivalents	121,560	169,781
Securities available for sale	588,950	679,350
Securities held to maturity (fair value of $314,638 at September 30, 2024 and $318,606 at December 31, 2023 )	343,362	353,988
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	16,099	16,821
Loans held for sale, carried at fair value	14,029	12,063
Loans
Commercial	1,825,247	1,679,731
Mortgage	1,511,400	1,485,872
Installment	605,640	625,298
Total Loans	3,942,287	3,790,901
Allowance for credit losses	(57,444)	(54,658)
Net Loans	3,884,843	3,736,243
Other real estate and repossessed assets, net	781	569
Property and equipment, net	35,250	35,523
Bank-owned life insurance	54,017	54,341
Capitalized mortgage loan servicing rights, carried at fair value	40,204	42,243
Other intangibles	1,617	2,004
Goodwill	28,300	28,300
Accrued income and other assets	130,256	132,500
Total Assets	$5,259,268	$5,263,726

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$1,023,739	$1,076,093
Savings and interest-bearing checking	1,947,571	1,905,701
Reciprocal	995,469	832,020
Time	620,446	524,325
Brokered time	39,650	284,740
Total Deposits	4,626,875	4,622,879
Other borrowings	—	50,026
Subordinated debt	39,567	39,510
Subordinated debentures	39,779	39,728
Accrued expenses and other liabilities	100,678	107,134
Total Liabilities	4,806,899	4,859,277
Commitments and contingent liabilities
Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 20,893,800 shares at September 30, 2024 and 20,835,633 shares at December 31, 2023	318,216	317,483
Retained earnings	192,405	159,108
Accumulated other comprehensive loss	(58,252)	(72,142)
Total Shareholders’ Equity	452,369	404,449
Total Liabilities and Shareholders’ Equity	$5,259,268	$5,263,726
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
	(In thousands, except per share amounts)
Interest Income
Interest and fees on loans	$58,410	$51,419	$170,239	$143,392
Interest on securities
Taxable	4,502	5,865	14,466	17,668
Tax-exempt	3,404	3,409	10,195	9,775
Other investments	2,018	1,739	4,898	3,481
Total Interest Income	68,334	62,432	199,798	174,316
Interest Expense
Deposits	24,462	20,743	70,148	51,964
Other borrowings and subordinated debt and debentures	2,018	2,262	6,253	6,134
Total Interest Expense	26,480	23,005	76,401	58,098
Net Interest Income	41,854	39,427	123,397	116,218
Provision for credit losses	1,488	1,350	2,251	6,827
Net Interest Income After Provision for Credit Losses	40,366	38,077	121,146	109,391
Non-interest Income
Interchange income	4,146	4,100	10,698	10,660
Service charges on deposit accounts	3,085	3,309	8,894	9,300
Net gains (losses) on assets
Mortgage loans	2,177	2,099	4,874	5,475
Equity securities at fair value	(8)	—	2,685	—
Securities available for sale	(145)	—	(414)	(222)
Mortgage loan servicing, net	(3,130)	2,668	1,686	7,068
Other	3,383	3,435	8,818	9,298
Total Non-interest Income	9,508	15,611	37,241	41,579
Non-interest Expense
Compensation and employee benefits	20,048	19,975	62,069	59,916
Data processing	3,379	3,071	9,891	8,953
Occupancy, net	1,893	1,971	5,853	5,975
Interchange expense	1,149	1,119	3,373	3,222
Furniture, fixtures and equipment	932	927	2,834	2,782
FDIC deposit insurance	664	677	2,141	2,209
Loan and collection	657	520	1,868	1,718
Advertising	581	360	1,860	1,286
Legal and professional	687	543	1,717	1,623
Communications	519	568	1,633	1,871
Costs (recoveries) related to unfunded lending commitments	113	451	(676)	76
Other	1,961	1,854	5,546	5,610
Total Non-interest Expense	32,583	32,036	98,109	95,241
Income Before Income Tax	17,291	21,652	60,278	55,729
Income tax expense	3,481	4,109	11,949	10,405
Net Income	$13,810	$17,543	$48,329	$45,324
Net Income Per Common Share
Basic	$0.66	$0.84	$2.31	$2.16
Diluted	$0.65	$0.83	$2.29	$2.14
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(Unaudited - In thousands)

Net income	$13,810	$17,543	$48,329	$45,324
Other comprehensive income (loss)
Securities available for sale
Unrealized gains (losses) arising during period	11,822	(15,355)	13,618	(1,592)
Accretion of net unrealized losses on securities transferred to held to maturity	818	881	2,493	2,667
Reclassification adjustments for losses included in earnings	145	—	414	222
Unrealized gains (losses) recognized in other comprehensive income (loss) on securities available for sale	12,785	(14,474)	16,525	1,297
Income tax expense (benefit)	2,685	(3,040)	3,470	272
Unrealized gains (losses) recognized in other comprehensive income (loss) on securities available for sale, net of tax	10,100	(11,434)	13,055	1,025
Derivative instruments
Unrealized gains (losses) arising during period	2,744	(527)	52	(940)
Reclassification adjustment for expense recognized in earnings	390	72	1,005	224
Unrealized gains (losses) recognized in other comprehensive income (loss) on derivative instruments	3,134	(455)	1,057	(716)
Income tax expense (benefit)	658	(95)	222	(150)
Unrealized gains (losses) recognized in other comprehensive income (loss) on derivative instruments, net of tax	2,476	(360)	835	(566)
Other comprehensive income (loss)	12,576	(11,794)	13,890	459
Comprehensive income	$26,386	$5,749	$62,219	$45,783
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2024	2023
	(Unaudited - In thousands)
Net Income	$48,329	$45,324
Adjustments to Reconcile Net Income to Net Cash From Operating Activities
Proceeds from sales of equity securities at fair value	2,685	—
Proceeds from sales of loans held for sale	279,046	273,766
Disbursements for loans held for sale	(276,535)	(255,601)
Provision for credit losses	2,251	6,827
Deferred income tax expense (benefit)	(150)	821
Net deferred loan costs	149	285
Net depreciation, amortization of intangible assets and premiums and accretion of discounts on securities and loans	7,522	7,478
Net gains on mortgage loans	(4,874)	(5,475)
Net gains on equity securities at fair value	(2,685)	—
Net losses on securities available for sale	414	222
Share based compensation	1,744	1,670
Increase in accrued income and other assets	(2,437)	(14,642)
Decrease in accrued expenses and other liabilities	(8,677)	(1,887)
Total Adjustments	(1,547)	13,464
Net Cash From Operating Activities	46,782	58,788
Cash Flow Used in Investing Activities
Proceeds from the sale of securities available for sale	39,431	278
Proceeds from the sale of securities held to maturity previously charged off	1,125	—
Proceeds from maturities, prepayments and calls of securities available for sale	66,039	89,315
Proceeds from maturities, prepayments and calls of securities held to maturity	14,236	16,745
Purchases of securities held to maturity	(3,628)	(1,740)
Purchases of Federal Home Loan Bank stock	—	(478)
Proceeds from the redemption of Federal Home Loan Bank stock	722	1,310
Net increase in portfolio loans (loans originated, net of principal payments)	(163,731)	(311,733)
Proceeds from the sale of portfolio loans	14,807	51,481
Proceeds from bank-owned life insurance	889	905
Proceeds from the sale of other real estate and repossessed assets	822	598
Proceeds from the sale of property and equipment	299	1,632
Capital expenditures	(3,941)	(4,511)
Net Cash Used in Investing Activities	(32,930)	(156,198)
Cash Flow From (Used in) Financing Activities
Net increase in total deposits	3,996	206,543
Net decrease in other borrowings	(26)	(60,992)
Proceeds from Federal Home Loan Bank Advances	—	135,000
Payments of Federal Home Loan Bank Advances	(50,000)	(110,000)
Dividends paid	(15,032)	(14,535)
Proceeds from issuance of common stock	—	71
Repurchase of common stock	—	(4,963)
Share based compensation withholding obligation	(1,011)	(624)
Net Cash From (Used in) Financing Activities	(62,073)	150,500
Net Increase (Decrease) in Cash and Cash Equivalents	(48,221)	53,090
Cash and Cash Equivalents at Beginning of Period	169,781	74,371
Cash and Cash Equivalents at End of Period	$121,560	$127,461
Cash paid during the period for
Interest	$78,720	$53,936
Income taxes	11,400	11,300
Transfers to other real estate and repossessed assets	864	604
Right of use assets obtained in exchange for lease obligations	2,354	1,146
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(Dollars in thousands, except per share amounts)
Balances at July 1, 2024	$317,676	$183,611	$(70,828)	$430,459
Net income, three months ended September 30, 2024	—	13,810	—	13,810
Cash dividends declared, $0.24 per share	—	(5,016)	—	(5,016)
Share based compensation (issuance of 0 shares of common stock)	574	—	—	574
Share based compensation withholding obligation (withholding of 1,036 shares of common stock)	(34)	—	—	(34)
Other comprehensive income	—	—	12,576	12,576
Balances at September 30, 2024	$318,216	$192,405	$(58,252)	$452,369

Balances at July 1, 2023	$318,241	$137,431	$(80,510)	$375,162
Net income, three months ended September 30, 2023	—	17,543	—	17,543
Cash dividends declared, $0.23 per share	—	(4,817)	—	(4,817)
Repurchase of 88,401 shares of common stock	(1,693)	—	—	(1,693)
Issuance of 0 shares of common stock	—	—	—	—
Share based compensation (issuance of 0 shares of common stock)	624	—	—	624
Share based compensation withholding obligation (withholding of 1,443 shares of common stock)	(27)	—	—	(27)
Other comprehensive loss	—	—	(11,794)	(11,794)
Balances at September 30, 2023	$317,145	$150,157	$(92,304)	$374,998

Balances at January 1, 2024	$317,483	$159,108	$(72,142)	$404,449
Net income, nine months ended September 30, 2024	—	48,329	—	48,329
Cash dividends declared, $0.72 per share	—	(15,032)	—	(15,032)
Share based compensation (issuance of 102,324 shares of common stock)	1,744	—	—	1,744
Share based compensation withholding obligation (withholding of 40,986 shares of common stock)	(1,011)	—	—	(1,011)
Other comprehensive income	—	—	13,890	13,890
Balances at September 30, 2024	$318,216	$192,405	$(58,252)	$452,369

Balances at January 1, 2023	$320,991	$119,368	$(92,763)	$347,596
Net income, nine months ended September 30, 2023	—	45,324	—	45,324
Cash dividends declared, $0.69 per share	—	(14,535)	—	(14,535)
Repurchase of 288,401 shares of common stock	(4,963)	—	—	(4,963)
Issuance of 23,000 shares of common stock	71	—	—	71
Share based compensation (issuance of 86,763 shares of common stock)	1,670	—	—	1,670
Share based compensation withholding obligation (withholding of 31,483 shares of common stock)	(624)	—	—	(624)
Other comprehensive income	—	—	459	459
Balances at September 30, 2023	$317,145	$150,157	$(92,304)	$374,998
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
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of September 30, 2024 and December 31, 2023, and the results of operations for the three and nine-month periods ended September 30, 2024 and 2023. The results of operations for the three and nine-month periods ended September 30, 2024, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the prior period condensed consolidated financial statements to conform to the current period presentation. Our critical accounting policies include the determination of the allowance for credit losses (“ACL”) and the valuation of capitalized mortgage loan servicing rights. Refer to our 2023 Annual Report on Form 10-K for a disclosure of our accounting policies.
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

3.    Securities
Securities available for sale (“AFS”) consist of the following:

	Amortized Cost	Unrealized
		Gains	Losses	Fair Value
	(In thousands)
September 30, 2024
U.S. agency	$9,046	$3	$511	$8,538
U.S. agency residential mortgage-backed	83,116	66	7,091	76,091
U.S. agency commercial mortgage-backed	13,153	—	1,080	12,073
Private label mortgage-backed	80,409	261	4,067	76,603
Other asset backed	44,325	16	577	43,764
Obligations of states and political subdivisions	334,368	12	34,312	300,068
Corporate	74,216	1	3,360	70,857
Trust preferred	985	—	29	956
Total	$639,618	$359	$51,027	$588,950

December 31, 2023
U.S. agency	$10,299	$5	$797	$9,507
U.S. agency residential mortgage-backed	90,195	3	8,981	81,217
U.S. agency commercial mortgage-backed	13,706	—	1,409	12,297
Private label mortgage-backed	93,527	249	7,307	86,469
Other asset backed	114,867	3	1,939	112,931
Obligations of states and political subdivisions	341,177	204	38,644	302,737
Corporate	79,296	—	6,046	73,250
Trust preferred	983	—	41	942
Total	$744,050	$464	$65,164	$679,350

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Securities held to maturity (“HTM”) consist of the following:

	Carrying Value	Transferred Unrealized Loss (1)	ACL	Amortized Cost	Unrealized		Fair Value
					Gains	Losses
	(In thousands)
September 30, 2024
U.S. agency	$24,863	$1,472	$—	$26,335	$—	$4,007	$22,328
U.S. agency residential mortgage-backed	102,733	8,933	—	111,666	—	20,019	91,647
U.S. agency commercial mortgage-backed	4,045	118	—	4,163	—	328	3,835
Private label mortgage-backed	7,344	218	1	7,563	—	557	7,006
Obligations of states and political subdivisions	157,525	5,653	17	163,195	129	15,895	147,429
Corporate	45,900	572	111	46,583	—	5,190	41,393
Trust preferred	952	44	4	1,000	—	—	1,000
Total	$343,362	$17,010	$133	$360,505	$129	$45,996	$314,638

December 31, 2023
U.S. agency	$25,768	$1,603	$—	$27,371	$—	$4,892	$22,479
U.S. agency residential mortgage-backed	108,770	9,715	—	118,485	—	23,849	94,636
U.S. agency commercial mortgage-backed	4,146	153	—	4,299	—	460	3,839
Private label mortgage-backed	7,302	302	4	7,608	—	854	6,754
Obligations of states and political subdivisions	161,352	6,879	33	168,264	88	18,807	149,545
Corporate	45,702	803	116	46,621	780	7,033	40,368
Trust preferred	948	48	4	1,000	—	15	985
Total	$353,988	$19,503	$157	$373,648	$868	$55,910	$318,606
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our investments' gross unrealized losses and fair values for securities AFS aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2024
U.S. agency	$126	$—	$7,839	$511	$7,965	$511
U.S. agency residential mortgage-backed	44	—	65,654	7,091	65,698	7,091
U.S. agency commercial mortgage-backed	—	—	12,073	1,080	12,073	1,080
Private label mortgage-backed	933	1	74,478	4,066	75,411	4,067
Other asset backed	1,508	2	32,939	575	34,447	577
Obligations of states and political subdivisions	—	—	300,068	34,312	300,068	34,312
Corporate	—	—	69,360	3,360	69,360	3,360
Trust preferred	—	—	956	29	956	29
Total	$2,611	$3	$563,367	$51,024	$565,978	$51,027

December 31, 2023
U.S. agency	$130	$—	$8,453	$797	$8,583	$797
U.S. agency residential mortgage-backed	358	1	80,008	8,980	80,366	8,981
U.S. agency commercial mortgage-backed	—	—	12,297	1,409	12,297	1,409
Private label mortgage-backed	6,285	356	79,507	6,951	85,792	7,307
Other asset backed	7,714	88	97,203	1,851	104,917	1,939
Obligations of states and political subdivisions	—	—	301,038	38,644	301,038	38,644
Corporate	—	—	73,249	6,046	73,249	6,046
Trust preferred	—	—	942	41	942	41
Total	$14,487	$445	$652,697	$64,719	$667,184	$65,164
Securities AFS in unrealized loss positions are evaluated quarterly for impairment related to credit losses. For securities AFS in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities AFS that do not meet this criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, adverse conditions specifically related to the security and the issuer and the impact of changes in market interest rates on the market value of the security, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss), net of applicable taxes. No ACL for securities AFS was needed at September 30, 2024 and December 31, 2023. Accrued interest receivable on securities AFS totaled $3.5 million and $4.6 million at September 30, 2024 and December 31, 2023,

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
respectively, and is excluded from the estimate of credit losses and is included in accrued income and other assets in the Condensed Consolidated Statements of Financial Condition.
U.S. agency, U.S. agency residential mortgage-backed and U.S. agency commercial mortgage-backed securities — at September 30, 2024, we had 27 U.S. agency, 107 U.S. agency residential mortgage-backed and 10 U.S. agency commercial mortgage-backed securities whose fair value is less than amortized cost. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. The unrealized losses are largely attributed to widening spreads to Treasury bonds and/or an increase in interest rates since acquisition.
Private label mortgage backed, other asset backed and corporate securities — at September 30, 2024, we had 76 private label mortgage backed, 53 other asset backed, and 71 corporate securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and/or an increase in interest rates since acquisition.
Obligations of states and political subdivisions — at September 30, 2024, we had 312 municipal securities whose fair value is less than amortized cost. The unrealized losses are primarily due to an increase in interest rates since acquisition.
Trust preferred securities — at September 30, 2024, we had one trust preferred security whose fair value is less than amortized cost. This trust preferred security is a single issue security issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities has suffered from credit spread widening. This security is rated by a major rating agency as investment grade.
At September 30, 2024 management does not intend to liquidate any of the securities discussed above and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses.
We recorded no credit related charges in our Condensed Consolidated Statements of Operations related to securities AFS during the three and nine month periods ended September 30, 2024 and 2023, respectively.
The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of securities HTM to present the net amount expected to be collected. Securities HTM are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in our Condensed Consolidated Statements of Operations in provision for credit losses. We measure expected credit losses on securities HTM on a collective basis by major security type with each type sharing similar risk characteristics, and we consider historical credit loss information. Accrued interest receivable on securities HTM totaled $1.8 million and $1.8 million at September 30, 2024 and December 31, 2023, respectively and is excluded from the estimate of credit losses and is included in accrued income and other assets in the Condensed Consolidated Statements of Financial Condition. With regard to U.S. Government-sponsored agency and mortgage-backed securities (residential and commercial), all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to obligations of states and political subdivisions, private label-mortgage-backed, corporate and trust preferred securities HTM, we consider (1) issuer bond ratings, (2) long-term historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in our portfolio have been insignificant. During the first quarter of 2023, one corporate security (Signature Bank) defaulted resulting in a $3.0 million provision for credit losses and a corresponding full charge-off. Subsequent to this security's charge-off, a portion of its fair value had recovered and was subsequently sold during the first quarter of 2024 for $1.1 million during which period we recorded that amount as a recovery to the ACL. Despite this lone security loss, the long-term historical loss rates associated with securities having similar grades as those in our portfolio have been insignificant. Furthermore, as of September 30, 2024 and December 31, 2023, there were no past due principal and interest payments associated with these securities. At those same dates an allowance for credit losses of $133,000 and $157,000, respectively was recorded on non U.S. agency securities HTM based on applying the long-term historical credit loss rate, as published by credit rating agencies, for similarly rated securities.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
On a quarterly basis, we monitor the credit quality of securities HTM through the use of credit ratings. The carrying value of securities HTM aggregated by credit quality follow:

	Private Label Mortgage- Backed	Obligations of States and Political Subdivisions	Corporate	Trust Preferred	Carrying Value Total
	(In thousands)
September 30, 2024
Credit rating:
AAA	$7,344	$35,378	$—	$—	$42,722
AA	—	103,090	—	—	103,090
A	—	3,468	5,007	—	8,475
BBB	—	655	35,991	—	36,646
BB	—	—	1,958	—	1,958
Non-rated	—	14,934	2,944	952	18,830
Total	$7,344	$157,525	$45,900	$952	$211,721

December 31, 2023
Credit rating:
AAA	$7,302	$36,629	$—	$—	$43,931
AA	—	102,583	—	—	102,583
A	—	3,172	6,923	—	10,095
BBB	—	856	33,913	—	34,769
BB	—	—	1,943	—	1,943
Non-rated	—	18,112	2,923	948	21,983
Total	$7,302	$161,352	$45,702	$948	$215,304

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

An analysis of the allowance for credit losses by security HTM type for the three months ended September 30 follows:

	Private Label Mortgage- Backed	Obligations of States and Political Subdivisions	Corporate	Trust Preferred	Total
	(In thousands)
2024
Balance at beginning of period	$4	$31	$116	$4	$155
Additions (deductions)
Provision for credit losses	(3)	(14)	(5)	—	(22)
Recoveries credited to the allowance	—	—	—	—	—
Securities HTM charged against the allowance	—	—	—	—	—
Balance at end of period	$1	$17	$111	$4	$133

2023
Balance at beginning of period	$1	$39	$116	$4	$160
Additions (deductions)
Provision for credit losses	3	(6)	(2)	—	(5)
Recoveries credited to the allowance	—	—	—	—	—
Securities HTM charged against the allowance	—	—	—	—	—
Balance at end of period	$4	$33	$114	$4	$155

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
An analysis of the allowance for credit losses by security HTM type for the nine months ended September 30 follows:

	Private Label Mortgage- Backed	Obligations of States and Political Subdivisions	Corporate	Trust Preferred	Total
	(In thousands)
2024
Balance at beginning of period	$4	$33	$116	$4	$157
Additions (deductions)
Provision for credit losses	(3)	(16)	(1,130)	—	(1,149)
Recoveries credited to the allowance	—	—	1,125	—	1,125
Securities HTM charged against the allowance	—	—	—	—	—
Balance at end of period	$1	$17	$111	$4	$133

2023
Balance at beginning of period	$1	$39	$123	$5	$168
Additions (deductions)
Provision for credit losses	3	(6)	2,991	(1)	2,987
Recoveries credited to the allowance	—	—	—	—	—
Securities HTM charged against the allowance	—	—	(3,000)	—	(3,000)
Balance at end of period	$4	$33	$114	$4	$155
The amortized cost and fair value of securities AFS and securities HTM at September 30, 2024, by contractual maturity, follow:

	Securities AFS		Securities HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturing within one year	$21,647	$21,262	$7,457	$7,410
Maturing after one year but within five years	148,875	140,013	55,599	52,401
Maturing after five years but within ten years	45,741	41,401	94,300	82,813
Maturing after ten years	202,352	177,743	79,757	69,526
	418,615	380,419	237,113	212,150
U.S. agency residential mortgage-backed	83,116	76,091	111,666	91,647
U.S. agency commercial mortgage-backed	13,153	12,073	4,163	3,835
Private label mortgage-backed	80,409	76,603	7,563	7,006
Other asset backed	44,325	43,764	—	—
Total	$639,618	$588,950	$360,505	$314,638
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Gains and losses realized on the sale of securities AFS are determined using the specific identification method and are recognized on a trade-date basis. A summary of proceeds from the sale of securities AFS and gains and losses for the nine month periods ending September 30, follows:

		Realized
	Proceeds	Gains	Losses
	(In thousands)
2024	$39,431	$14	$428
2023	278	—	222

During the second quarter of 2024 we acquired certain securities classified as equity securities at fair value consisting of Visa Inc. Class C common stock. These securities were all sold during the second and third quarters of 2024. During the three and nine months ended September 30, 2024, we recognized gains (losses) on these equity securities of $(0.01) million and $2.7 million, respectively that are included in net gains (losses) on equity securities at fair value in the Condensed Consolidated Statements of Operations. We had no equity securities at fair value during the same periods in 2023. See note #13.

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
An analysis of the allowance for credit losses by portfolio segment for the three months ended September 30, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2024
Balance at beginning of period	$18,979	$20,731	$3,901	$12,630	$56,241
Additions (deductions)
Provision for credit losses	1,082	(1,004)	1,156	276	1,510
Recoveries credited to the allowance	101	131	479	—	711
Loans charged against the allowance	—	(26)	(992)	—	(1,018)
Balance at end of period	$20,162	$19,832	$4,544	$12,906	$57,444

2023
Balance at beginning of period	$16,284	$20,080	$4,315	$13,285	$53,964
Additions (deductions)
Provision for credit losses	1,112	(170)	(42)	455	1,355
Recoveries credited to the allowance	178	112	467	—	757
Loans charged against the allowance	(24)	—	(557)	—	(581)
Balance at end of period	$17,550	$20,022	$4,183	$13,740	$55,495

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
An analysis of the ACL by portfolio segment for the nine months ended September 30, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2024
Balance at beginning of period	$16,724	$21,386	$4,126	$12,422	$54,658
Additions (deductions)
Provision for credit losses	3,199	(1,524)	1,241	484	3,400
Recoveries credited to the allowance	239	270	1,597	—	2,106
Loans charged against the allowance	—	(300)	(2,420)	—	(2,720)
Balance at end of period	$20,162	$19,832	$4,544	$12,906	$57,444

2023
Balance at beginning of period	$13,817	$21,633	$4,290	$12,695	$52,435
Additions (deductions)
Provision for credit losses	4,350	(1,835)	280	1,045	3,840
Recoveries credited to the allowance	436	255	1,391	—	2,082
Loans charged against the allowance	(1,053)	(31)	(1,778)	—	(2,862)
Balance at end of period	$17,550	$20,022	$4,183	$13,740	$55,495

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	Non- Accrual with no Allowance for Credit Loss	Non- Accrual with an Allowance for Credit Loss	Total Non- Accrual	90+ and Still Accruing	Total Non- Performing Loans
	(In thousands)
September 30, 2024
Commercial
Commercial and industrial (1)	$—	$50	$50	$—	$50
Commercial real estate	—	—	—	—	—
Mortgage
1-4 family owner occupied - jumbo	762	—	762	—	762
1-4 family owner occupied - non-jumbo (2)	2,417	394	2,811	—	2,811
1-4 family non-owner occupied	—	197	197	—	197
1-4 family - 2nd lien	—	519	519	—	519
Resort lending	—	143	143	—	143
Installment
Boat lending	—	149	149	—	149
Recreational vehicle lending	—	400	400	—	400
Other	—	117	117	—	117
Total	$3,179	$1,969	$5,148	$—	$5,148

Accrued interest excluded from total	$—	$—	$—	$—	$—

December 31, 2023
Commercial
Commercial and industrial (1)	$—	$7	$7	$—	$7
Commercial real estate	—	—	—	—	—
Mortgage
1-4 family owner occupied - jumbo	544	—	544	—	544
1-4 family owner occupied - non-jumbo (2)	575	1,655	2,230	432	2,662
1-4 family non-owner occupied	—	282	282	—	282
1-4 family - 2nd lien	—	624	624	—	624
Resort lending	—	143	143	—	143
Installment
Boat lending	—	352	352	—	352
Recreational vehicle lending	—	419	419	—	419
Other	—	199	199	—	199
Total	$1,119	$3,681	$4,800	$432	$5,232

Accrued interest excluded from total	$—	$—	$—	$—	$—
(1)Non-performing commercial and industrial loans exclude $0.009 million and $0.021 million of government guaranteed loans at September 30, 2024 and December 31, 2023, respectively.
(2)Non-performing 1-4 family owner occupied – non jumbo loans exclude $2.093 million and $2.170 million of government guaranteed loans at September 30, 2024 and December 31, 2023, respectively.

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
The amortized cost of collateral-dependent loans by class follows:

	Collateral Type		Allowance for Credit Losses
	Real Estate	Other
	(In thousands)
September 30, 2024
Commercial
Commercial and industrial	$693	$5,321	$1,758
Commercial real estate	827	—	6
Mortgage
1-4 family owner occupied - jumbo	762	—	—
1-4 family owner occupied - non-jumbo	3,443	—	365
1-4 family non-owner occupied	87	—	31
1-4 family - 2nd lien	257	—	91
Resort lending	143	—	51
Installment
Boat lending	—	89	32
Recreational vehicle lending	—	271	96
Other	—	65	23
Total	$6,212	$5,746	$2,453

Accrued interest excluded from total	$6	$37

December 31, 2023
Commercial
Commercial and industrial	$565	$232	$224
Commercial real estate	—	—	—
Mortgage
1-4 family owner occupied - jumbo	544	—	—
1-4 family owner occupied - non-jumbo	2,243	—	504
1-4 family non-owner occupied	211	—	178
1-4 family - 2nd lien	244	—	87
Resort lending	143	—	51
Installment
Boat lending	—	297	105
Recreational vehicle lending	—	303	107
Other	—	102	36
Total	$3,950	$934	$1,292

Accrued interest excluded from total	$1	$—

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
An aging analysis of loans by class follows:

	Loans Past Due				Loans not Past Due	Total Loans
	30-59 days	60-89 days	90+ days	Total
	(In thousands)
September 30, 2024
Commercial
Commercial and industrial	$44	$—	$59	$103	$954,649	$954,752
Commercial real estate	—	—	—	—	870,495	870,495
Mortgage
1-4 family owner occupied - jumbo	718	—	762	1,480	870,387	871,867
1-4 family owner occupied - non-jumbo	1,506	2,074	1,784	5,364	300,130	305,494
1-4 family non-owner occupied	74	—	87	161	172,533	172,694
1-4 family - 2nd lien	281	529	187	997	128,206	129,203
Resort lending	41	—	143	184	31,958	32,142
Installment
Boat lending	215	109	89	413	271,233	271,646
Recreational vehicle lending	688	121	271	1,080	231,987	233,067
Other	245	119	59	423	100,504	100,927
Total	$3,812	$2,952	$3,441	$10,205	$3,932,082	$3,942,287

Accrued interest excluded from total	$40	$33	$—	$73	$13,263	$13,336

December 31, 2023
Commercial
Commercial and industrial	$—	$—	$28	$28	$810,117	$810,145
Commercial real estate	—	—	—	—	869,586	869,586
Mortgage
1-4 family owner occupied - jumbo	—	—	544	544	858,692	859,236
1-4 family owner occupied - non-jumbo	1,763	742	1,431	3,936	297,236	301,172
1-4 family non-owner occupied	215	64	158	437	173,379	173,816
1-4 family - 2nd lien	241	139	215	595	115,437	116,032
Resort lending	—	50	143	193	35,423	35,616
Installment
Boat lending	320	16	261	597	268,051	268,648
Recreational vehicle lending	414	35	280	729	251,123	251,852
Other	313	86	54	453	104,345	104,798
Total	$3,266	$1,132	$3,114	$7,512	$3,783,389	$3,790,901
Accrued interest excluded from total	$31	$17	$—	$48	$12,452	$12,500

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
During the three months ended September 30, 2024 there was one mortgage - 1-4 family owner occupied - non-jumbo loan modified as troubled loan modification totaling $0.08 million (0.1% of the total loan class). The troubled loan modification during the three months ended September 30, 2024 was due to a term extension that added 2.1 years to the life of the loan.
During the nine months ended September 30, 2024 there were five mortgage - 1-4 family owner occupied - non-jumbo loans, one mortgage 1-4 family - 2nd lien loan, and one installment - other loan modified as troubled loan modifications totaling $0.51 million (0.1% of the total loan class), $0.07 million (0.1% of the total loan class), and $0.01 million (0.1% of the total loan class), respectively. All of the troubled loan modifications during the nine months ended September 30, 2024 related to term extensions and added a weighted average 4.9 years to the life of the loans.
One of the mortgage - 1-4 family owner occupied - non-jumbo loans modified during the nine months ended September 30, 2024 received a 3.625% interest rate reduction.
Of the loans modified during the nine months ended September 30, 2024, four are on non-accrual status totaling $0.4 million. During the three and nine months ended September 30, 2023, there were no troubled loan modifications or subsequent defaults.
A loan is generally considered to be in payment default once it is 90 days contractually past due under the modified terms for commercial loans and installment loans and when four consecutive payments are missed for mortgage loans.
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables summarize loan ratings by loan class for our commercial portfolio loan segment at September 30, 2024 and December 31, 2023:

	Commercial
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2024	2023	2022	2021	2020	Prior
	(In thousands)
September 30, 2024
Commercial and industrial
Non-watch (1-6)	$112,067	$141,661	$143,097	$80,758	$80,824	$112,391	$245,614	$916,412
Watch (7-8)	10,234	2,195	3,623	2,846	3,112	1,262	9,055	32,327
Substandard Accrual (9)	2,385	—	—	530	281	—	2,758	5,954
Non-Accrual (10-11)	—	—	—	47	—	12	—	59
Total	$124,686	$143,856	$146,720	$84,181	$84,217	$113,665	$257,427	$954,752
Accrued interest excluded from total	$441	$500	$394	$206	$367	$352	$1,181	$3,441
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Non-watch (1-6)	$75,873	$233,643	$168,095	$79,711	$51,776	$176,405	$63,117	$848,620
Watch (7-8)	—	—	—	—	—	4,461	16,587	21,048
Substandard Accrual (9)	—	—	—	137	—	690	—	827
Non-Accrual (10-11)	—	—	—	—	—	—	—	—
Total	$75,873	$233,643	$168,095	$79,848	$51,776	$181,556	$79,704	$870,495
Accrued interest excluded from total	$248	$692	$625	$197	$131	$638	$326	$2,857
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial
Non-watch (1-6)	$187,940	$375,304	$311,192	$160,469	$132,600	$288,796	$308,731	$1,765,032
Watch (7-8)	10,234	2,195	3,623	2,846	3,112	5,723	25,642	53,375
Substandard Accrual (9)	2,385	—	—	667	281	690	2,758	6,781
Non-Accrual (10-11)	—	—	—	47	—	12	—	59
Total	$200,559	$377,499	$314,815	$164,029	$135,993	$295,221	$337,131	$1,825,247
Accrued interest excluded from total	$689	$1,192	$1,019	$403	$498	$990	$1,507	$6,298
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2023	2022	2021	2020	2019	Prior
	(In thousands)
December 31, 2023
Commercial and industrial
Non-watch (1-6)	$110,472	$152,715	$70,081	$47,644	$42,576	$97,960	$260,634	$782,082
Watch (7-8)	96	5,239	964	2,580	4,173	2,277	11,938	27,267
Substandard Accrual (9)	—	—	547	—	21	4	196	768
Non-Accrual (10-11)	—	—	—	—	—	28	—	28
Total	$110,568	$157,954	$71,592	$50,224	$46,770	$100,269	$272,768	$810,145
Accrued interest excluded from total	$239	$438	$132	$128	$120	$326	$1,327	$2,710
Current period gross charge-offs	$—	$—	$—	$—	$—	$69	$25	$94

Commercial real estate
Non-watch (1-6)	$202,576	$169,230	$131,428	$29,684	$78,706	$176,265	$73,852	$861,741
Watch (7-8)	—	—	—	—	2,322	5,523	—	7,845
Substandard Accrual (9)	—	—	—	—	—	—	—	—
Non-Accrual (10-11)	—	—	—	—	—	—	—	—
Total	$202,576	$169,230	$131,428	$29,684	$81,028	$181,788	$73,852	$869,586
Accrued interest excluded from total	$548	$685	$431	$73	$347	$661	$288	$3,033
Current period gross charge-offs	$—	$—	$—	$—	$960	$—	$—	$960

Total Commercial
Non-watch (1-6)	$313,048	$321,945	$201,509	$77,328	$121,282	$274,225	$334,486	$1,643,823
Watch (7-8)	96	5,239	964	2,580	6,495	7,800	11,938	35,112
Substandard Accrual (9)	—	—	547	—	21	4	196	768
Non-Accrual (10-11)	—	—	—	—	—	28	—	28
Total	$313,144	$327,184	$203,020	$79,908	$127,798	$282,057	$346,620	$1,679,731
Accrued interest excluded from total	$787	$1,123	$563	$201	$467	$987	$1,615	$5,743
Current period gross charge-offs	$—	$—	$—	$—	$960	$69	$25	$1,054
For each of our mortgage and installment portfolio segment classes, we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated semi-annually.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables summarize credit scores by loan class for our mortgage and installment loan portfolio segments at September 30, 2024 and December 31, 2023:

	Mortgage (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2024	2023	2022	2021	2020	Prior
	(In thousands)
September 30, 2024
1-4 family owner occupied - jumbo
800 and above	$5,490	$13,269	$33,151	$55,928	$27,371	$13,199	$—	$148,408
750-799	24,534	40,353	107,628	190,756	53,699	32,865	—	449,835
700-749	7,493	17,444	46,671	71,691	20,233	15,672	1,500	180,704
650-699	2,102	8,259	24,142	18,369	6,711	10,645	—	70,228
600-649	—	2,184	5,722	532	2,902	2,412	—	13,752
550-599	—	739	2,472	1,075	—	—	—	4,286
500-549	—	488	—	—	2,784	1,382	—	4,654
Under 500	—	—	—	—	—	—	—	—
Unknown	—	—	—	—	—	—	—	—
Total	$39,619	$82,736	$219,786	$338,351	$113,700	$76,175	$1,500	$871,867
Accrued interest excluded from total	$171	$374	$633	$727	$279	$240	$12	$2,436
Current period gross charge-offs	$—	$—	$22	$—	$—	$—	$—	$22

1-4 family owner occupied - non-jumbo
800 and above	$4,087	$1,063	$13,507	$10,212	$3,910	$10,465	$5,033	$48,277
750-799	9,636	14,220	30,105	20,030	12,292	23,021	10,427	119,731
700-749	4,734	10,579	13,210	9,372	6,334	23,417	4,821	72,467
650-699	8,016	1,769	4,587	3,877	3,359	12,953	1,401	35,962
600-649	503	—	494	2,233	1,257	6,736	104	11,327
550-599	—	213	565	565	1,384	5,369	—	8,096
500-549	—	—	907	1,058	337	5,458	20	7,780
Under 500	87	—	—	66	657	1,044	—	1,854
Unknown	—	—	—	—	—	—	—	—
Total	$27,063	$27,844	$63,375	$47,413	$29,530	$88,463	$21,806	$305,494
Accrued interest excluded from total	$83	$178	$207	$111	$78	$369	$183	$1,209
Current period gross charge-offs	$—	$—	$—	$23	$—	$22	$—	$45

1-4 family non-owner occupied
800 and above	$2,227	$2,021	$5,418	$12,670	$2,265	$6,593	$1,389	$32,583
750-799	10,416	11,543	16,652	25,849	11,088	17,150	2,111	94,809
700-749	2,089	3,211	8,060	5,369	3,088	7,461	2,019	31,297
650-699	56	201	496	3,670	2,197	3,952	246	10,818
600-649	—	—	61	580	—	1,072	109	1,822
550-599	—	—	—	—	—	434	69	503
500-549	—	—	—	—	—	817	—	817
Under 500	—	—	—	—	—	45	—	45
Unknown	—	—	—	—	—	—	—	—
Total	$14,788	$16,976	$30,687	$48,138	$18,638	$37,524	$5,943	$172,694
Accrued interest excluded from total	$62	$77	$116	$132	$50	$170	$51	$658
Current period gross charge-offs	$—	$—	$—	$—	$—	$158	$—	$158

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Mortgage - continued (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2024	2023	2022	2021	2020	Prior
	(In thousands)
September 30, 2024 - continued
1-4 family - 2nd lien
800 and above	$277	$457	$264	$260	$637	$912	$12,319	$15,126
750-799	2,084	2,591	2,467	3,189	2,228	3,240	42,368	58,167
700-749	1,457	1,077	1,967	806	549	2,843	27,820	36,519
650-699	25	293	498	653	474	1,598	10,644	14,185
600-649	—	297	124	236	80	765	1,232	2,734
550-599	—	78	38	69	39	628	399	1,251
500-549	—	39	20	—	—	548	415	1,022
Under 500	—	—	—	—	—	199	—	199
Unknown	—	—	—	—	—	—	—	—
Total	$3,843	$4,832	$5,378	$5,213	$4,007	$10,733	$95,197	$129,203
Accrued interest excluded from total	$14	$19	$19	$12	$12	$55	$772	$903
Current period gross charge-offs	$—	$—	$—	$—	$—	$3	$22	$25

Resort lending
800 and above	$—	$—	$—	$416	$627	$4,892	$—	$5,935
750-799	—	40	584	570	105	12,439	—	13,738
700-749	—	—	327	297	135	4,373	—	5,132
650-699	—	—	—	—	389	5,611	—	6,000
600-649	—	—	—	—	46	1,148	—	1,194
550-599	—	—	—	—	—	57	—	57
500-549	—	—	—	—	—	86	—	86
Under 500	—	—	—	—	—	—	—	—
Unknown	—	—	—	—	—	—	—	—
Total	$—	$40	$911	$1,283	$1,302	$28,606	$—	$32,142
Accrued interest excluded from total	$—	$—	$4	$4	$4	$156	$—	$168
Current period gross charge-offs	$—	$—	$—	$—	$—	$50	$—	$50

Total Mortgage
800 and above	$12,081	$16,810	$52,340	$79,486	$34,810	$36,061	$18,741	$250,329
750-799	46,670	68,747	157,436	240,394	79,412	88,715	54,906	736,280
700-749	15,773	32,311	70,235	87,535	30,339	53,766	36,160	326,119
650-699	10,199	10,522	29,723	26,569	13,130	34,759	12,291	137,193
600-649	503	2,481	6,401	3,581	4,285	12,133	1,445	30,829
550-599	—	1,030	3,075	1,709	1,423	6,488	468	14,193
500-549	—	527	927	1,058	3,121	8,291	435	14,359
Under 500	87	—	—	66	657	1,288	—	2,098
Unknown	—	—	—	—	—	—	—	—
Total	$85,313	$132,428	$320,137	$440,398	$167,177	$241,501	$124,446	$1,511,400
Accrued interest excluded from total	$330	$648	$979	$986	$423	$990	$1,018	$5,374
Current period gross charge-offs	$—	$—	$22	$23	$—	$233	$22	$300

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Installment (1)
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
	(In thousands)
September 30, 2024
Boat lending
800 and above	$7,364	$5,486	$9,270	$7,411	$4,120	$10,402	$44,053
750-799	23,978	30,812	29,384	25,314	12,030	27,440	148,958
700-749	10,748	11,009	12,029	10,082	4,108	10,049	58,025
650-699	2,496	2,441	2,879	3,264	1,254	3,061	15,395
600-649	—	971	880	635	209	826	3,521
550-599	—	88	227	252	75	394	1,036
500-549	—	17	75	181	137	114	524
Under 500	—	36	—	—	—	98	134
Unknown	—	—	—	—	—	—	—
Total	$44,586	$50,860	$54,744	$47,139	$21,933	$52,384	$271,646
Accrued interest excluded from total	$172	$194	$130	$107	$48	$113	$764
Current period gross charge-offs	$—	$8	$31	$8	$49	$53	$149

Recreational vehicle lending
800 and above	$1,669	$3,747	$9,836	$10,072	$3,569	$7,083	$35,976
750-799	10,758	12,372	36,098	33,234	9,720	16,312	118,494
700-749	4,168	5,496	14,956	17,670	4,615	5,986	52,891
650-699	1,314	2,357	4,286	5,324	1,353	1,864	16,498
600-649	72	456	1,856	1,863	247	665	5,159
550-599	22	201	266	897	85	291	1,762
500-549	—	118	542	576	229	355	1,820
Under 500	—	—	235	159	32	41	467
Unknown	—	—	—	—	—	—	—
Total	$18,003	$24,747	$68,075	$69,795	$19,850	$32,597	$233,067
Accrued interest excluded from total	$67	$93	$176	$161	$43	$71	$611
Current period gross charge-offs	$—	$42	$152	$322	$42	$109	$667

Other
800 and above	$1,821	$1,091	$1,569	$1,149	$623	$1,001	$7,254
750-799	8,378	8,792	8,038	4,948	2,472	4,833	37,461
700-749	14,735	5,995	5,097	3,451	1,392	3,247	33,917
650-699	11,082	1,891	1,937	1,038	524	1,464	17,936
600-649	260	417	554	390	104	330	2,055
550-599	8	157	221	177	52	137	752
500-549	6	40	238	224	65	110	683
Under 500	—	40	90	50	—	9	189
Unknown	680	—	—	—	—	—	680
Total	$36,970	$18,423	$17,744	$11,427	$5,232	$11,131	$100,927
Accrued interest excluded from total	$78	$70	$42	$24	$10	$65	$289
Current period gross charge-offs	$1,327	$69	$92	$17	$8	$91	$1,604

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Installment (1)
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
	(In thousands)
September 30, 2024 - continued
Total installment
800 and above	$10,854	$10,324	$20,675	$18,632	$8,312	$18,486	$87,283
750-799	43,114	51,976	73,520	63,496	24,222	48,585	304,913
700-749	29,651	22,500	32,082	31,203	10,115	19,282	144,833
650-699	14,892	6,689	9,102	9,626	3,131	6,389	49,829
600-649	332	1,844	3,290	2,888	560	1,821	10,735
550-599	30	446	714	1,326	212	822	3,550
500-549	6	175	855	981	431	579	3,027
Under 500	—	76	325	209	32	148	790
Unknown	680	—	—	—	—	—	680
Total	$99,559	$94,030	$140,563	$128,361	$47,015	$96,112	$605,640
Accrued interest excluded from total	$317	$357	$348	$292	$101	$249	$1,664
Current period gross charge-offs	$1,327	$119	$275	$347	$99	$253	$2,420

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Foreclosed residential real estate properties included in other real estate and repossessed assets on our Condensed Consolidated Statements of Financial Condition totaled $0.8 million and $0.6 million at September 30, 2024 and December 31, 2023, respectively. Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $0.4 million and $0.6 million at September 30, 2024 and December 31, 2023, respectively.

During the three and nine month periods ended September 30, 2024, we sold $6.6 million and $14.7 million, respectively, of portfolio residential fixed rate mortgage loans servicing retained and recognized a gain on sale of $0.12 million and $0.25 million, respectively. During the nine month period ended September 30 2023, we sold $51.5 million of portfolio residential mortgage loans servicing retained and recognized a loss on sale of $0.15 million. These transactions were done primarily for asset/liability management purposes. No portfolio residential mortgage loans were sold during the three month period ended September 30, 2023.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
5.    Shareholders’ Equity and Earnings Per Common Share
On December 19, 2023, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) to buy back up to 1,100,000 shares of our outstanding common stock through December 31, 2024. Shares would be repurchased through open market transactions, though we could execute repurchases through other means, such as privately negotiated transactions. The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, regulatory requirements, potential alternative uses for capital, and our financial performance. During the nine month period ended September 30, 2024 there were no shares of common stock repurchased. During the nine month period ended September 30, 2023 repurchases were made totaling 288,401 shares of common stock, for an aggregate purchase price of $5.0 million.
A reconciliation of basic and diluted net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Net income	$13,810	$17,543	$48,329	$45,324

Weighted average shares outstanding (1)	20,896	20,922	20,892	21,021
Stock units for deferred compensation plan for non-employee directors	182	163	178	157
Performance share units	34	21	27	17
Effect of stock options	3	8	3	12
Weighted average shares outstanding for calculation of diluted earnings per share	21,115	21,114	21,100	21,207

Net income per common share
Basic (1)	$0.66	$0.84	$2.31	$2.16
Diluted	$0.65	$0.83	$2.29	$2.14
(1)Basic net income per common share includes weighted average common shares outstanding during the period and participating share awards.
Weighted average stock options outstanding that were not considered in computing diluted net income per common share because they were anti-dilutive were zero for the three and nine month periods ended September 30, 2024 and 2023, respectively.

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
Our derivative financial instruments according to the type of hedge in which they are designated follows:

	September 30, 2024
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Fair value hedge designation
Pay-fixed interest rate swap agreement - commercial	$5,745	4.6	$239
Pay-fixed interest rate swap agreements - securities available for sale	148,895	3.1	11,259
Pay-fixed interest rate swap agreements - installment	100,000	2.7	(1,741)
Pay-fixed interest rate swap agreements - mortgage	150,000	2.8	(2,779)
Interest rate cap agreements - securities available for sale	40,970	3.6	181
Total	$445,610	2.9	$7,159

Cash flow hedge designation
Interest rate floor agreements - commercial	$325,000	2.5	$7,281

No hedge designation
Rate-lock mortgage loan commitments	$26,947	0.1	$253
Mandatory commitments to sell mortgage loans	40,399	0.1	25
Pay-fixed interest rate swap agreements - commercial	492,129	5.2	(1,313)
Pay-variable interest rate swap agreements - commercial	492,129	5.2	1,313
Total	$1,051,604	4.9	$278

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

We have entered into pay-fixed interest rate swaps and caps to protect a portion of the fair value of a certain fixed rate commercial loan and certain mortgage and installment loans (‘‘Fair Value Hedge – Portfolio Loans’’). As a result, changes in the fair values of the pay-fixed interest rate swaps and caps are expected to offset changes in the fair values of the fixed rate portfolio loans due to fluctuations in interest rates. We record the fair values of Fair Value Hedge – Portfolio Loans in accrued income and other assets and accrued expenses and other liabilities on our Condensed Consolidated Statements of Financial Condition. The hedged items (a fixed rate commercial loan and certain fixed rate mortgage and installment loans) are also recorded at fair value which offsets the adjustment to the Fair Value Hedge – Portfolio Loans. On an ongoing basis, we adjust our Condensed Consolidated Statements of Financial Condition to reflect the then current fair values of both the Fair Value Hedge – Portfolio Loans and the hedged items. The related gains or losses are reported in interest income – interest and fees on loans in our Condensed Consolidated Statements of Operations. During the second quarter of 2023 we terminated the interest rate cap that was previously hedging certain installment loans. The remaining unrealized gain on this terminated interest cap is being amortized into earnings over the original life of the interest rate cap.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
We have entered into interest rate floor agreements to manage the variability in future expected cash flows of certain commercial loans (‘‘Cash Flow Hedge – Portfolio Loans’’). We record the fair value of Cash Flow Hedge – Portfolio Loans in accrued income and other assets and accrued expenses and other liabilities on our Condensed Consolidated Statements of Financial Condition. The changes in the fair value of Cash Flow Hedge - Portfolio Loans are recorded in accumulated other comprehensive loss and are reclassified into the line item in our Condensed Consolidated Statements of Operations in which the hedged items are recorded in the same period the hedged items affect earnings. It is anticipated that as of September 30, 2024, $0.2 million will be reclassified from accumulated other comprehensive loss on Cash Flow Hedge - Portfolio Loans into earnings as a reduction of interest and fees on loans over the next twelve months. The maximum term of any Cash Flow Hedge - Portfolio Loans at September 30, 2024 is 3.9 years.
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the Condensed Consolidated Statements of Financial Condition for the periods presented:
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	September 30, 2024		December 31, 2023		September 30, 2024		December 31, 2023
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments
Pay-fixed interest rate swap agreements	Other assets	$11,519	Other assets	$15,636	Other liabilities	$4,541	Other liabilities	$3,359
Interest rate cap agreements	Other assets	181	Other assets	456	Other liabilities	—	Other liabilities	—
Interest rate floor agreements	Other assets	7,281	Other assets	4,221	Other liabilities	—	Other liabilities	—
		18,981		20,313		4,541		3,359
Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	253	Other assets	173	Other liabilities	—	Other liabilities	—
Mandatory commitments to sell mortgage loans	Other assets	25	Other assets	—	Other liabilities	—	Other liabilities	279
Pay-fixed interest rate swap agreements - commercial	Other assets	9,101	Other assets	12,683	Other liabilities	10,414	Other liabilities	5,514
Pay-variable interest rate swap agreements - commercial	Other assets	10,414	Other assets	5,514	Other liabilities	9,101	Other liabilities	12,683
		19,793		18,370		19,515		18,476
Total derivatives		$38,774		$38,683		$24,056		$21,835

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The effect of derivative financial instruments on the Condensed Consolidated Statements of Operations follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Gain (Loss) Recognized in Income
	Three Month Periods Ended September 30,			Three Month Periods Ended September 30,		Location of Gain (Loss) Recognized in Income	Three Month Periods Ended September 30,
	2024	2023		2024	2023		2024	2023
							(In thousands)
Fair Value Hedges
Pay-fixed interest rate swap agreement - commercial						Interest and fees on loans	$(184)	$96
Pay-fixed interest rate swap agreements - securities available for sale						Interest on securities available for sale - tax - exempt	(4,882)	926
Pay-fixed interest rate swap agreements - Installment						Interest and fees on loans	(2,421)	765
Pay-fixed interest rate swap agreements - Mortgage						Interest and fees on loans	(2,940)	785
Interest rate cap agreements - securities available for sale	$(255)	$(25)	Interest on securities available for sale - tax - exempt	$(57)	$(55)	Interest on securities available for sale - tax - exempt	(119)	39
Interest rate cap agreements - installment	—	—	Interest and fees on loans	—	—	Interest and fees on loans	—	—
Total	$(255)	$(25)		$(57)	$(55)		$(10,546)	$2,611

Cash Flow Hedges
Interest rate floor agreements - commercial	$2,999	$(502)	Interest and fees on loans	$(333)	$(17)	Interest and fees on loans	$(333)	$(17)

No hedge designation
Rate-lock mortgage loan commitments						Net gains on mortgage loans	$111	$(147)
Mandatory commitments to sell mortgage loans						Net gains on mortgage loans	(122)	238
Pay-fixed interest rate swap agreements - commercial						Interest income	(15,031)	$5,579
Pay-variable interest rate swap agreements - commercial						Interest income	15,031	(5,579)
Pay-variable interest rate swap agreement						Non-interest expense - other	—	$—
Total							$(11)	$91

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Gain (Loss) Recognized in Income
	Nine Month Periods Ended September 30,			Nine Month Periods Ended September 30,		Location of Gain (Loss) Recognized in Income	Nine Month Periods Ended September 30,
	2024	2023		2024	2023		2024	2023
							(In thousands)
Fair Value Hedges
Pay-fixed interest rate swap agreement - commercial						Interest and fees on loans	$(110)	$113
Pay-fixed interest rate swap agreements - securities available for sale						Interest on securities available for sale - tax - exempt	(4,028)	550
Pay-fixed interest rate swap agreements - Installment						Interest and fees on loans	(513)	1,362
Pay-fixed interest rate swap agreements - Mortgage						Interest and fees on loans	(648)	785
Interest rate cap agreements - securities available for sale	$(194)	$(438)	Interest on securities available for sale - tax - exempt	$(167)	$(207)	Interest on securities available for sale - tax - exempt	(81)	286
Interest rate cap agreements - installment	—	—	Interest and fees on loans	—	—	Interest and fees on loans	—	(14)
Total	$(194)	$(438)		$(167)	$(207)		$(5,380)	$3,082

Cash Flow Hedges
Interest rate floor agreements - commercial	$246	$(502)	Interest and fees on loans	$(838)	$(17)	Interest and fees on loans	$(838)	$(17)

No hedge designation
Rate-lock mortgage loan commitments						Net gains on mortgage loans	$80	$916
Mandatory commitments to sell mortgage loans						Net gains on mortgage loans	304	169
Pay-fixed interest rate swap agreements - commercial						Interest income	(8,482)	4,694
Pay-variable interest rate swap agreements - commercial						Interest income	8,482	(4,694)
Pay-variable interest rate swap agreement						Non-interest expense - other	—	(12)
Total							$384	$1,073

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7.    Goodwill and Other Intangibles
The following table summarizes intangible assets, net of amortization:

	September 30, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets - core deposits	$11,916	$10,299	$11,916	$9,912
Unamortized intangible assets - goodwill	$28,300		$28,300
A summary of estimated core deposits intangible amortization at September 30, 2024 follows:

(In thousands)

Three months ending December 31, 2024	129
2025	487
2026	460
2027	434
2028	107
Total	$1,617
8.    Share Based Compensation
We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.4 million shares of common stock as of September 30, 2024. The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.1 million shares of common stock as of September 30, 2024. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.
A summary of restricted stock and performance stock units (“PSU”) granted pursuant to our long-term incentive plan follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Restricted stock	—	—	81,355	84,846
PSU	—	—	18,822	18,790
The shares of restricted stock and PSUs shown in the above table cliff vest after a period of three years. The performance criteria of the PSUs is split evenly between a comparison of (i) our total shareholder return and (ii) our return on average assets each over the three year period starting on the grant date to these same criteria over that period to an index of our banking peers.
Our directors may elect to receive all or a portion of their cash retainer fees in the form of common stock (either on a current basis or on a deferred basis) pursuant to the non-employee director stock purchase plan referenced above. Shares equal in value to that portion of each director’s fees that he or she has elected to receive in stock on a current basis are issued each quarter and vest immediately. Shares issued on a deferred basis are credited at the rate of 90% of the current

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
fair value of our common stock and vest immediately. During the nine month periods ended September 30, 2024 and 2023 we issued 0.007 million and 0.014 million shares, respectively and expensed their value during those same periods.
Total compensation expense recognized for grants pursuant to our long-term incentive plan was $0.5 million and $1.6 million during the three and nine month periods ended September 30, 2024, respectively, and was $0.5 million and $1.4 million during the same periods in 2023, respectively. The corresponding tax benefit relating to this expense was $0.1 million and $0.3 million for the three and nine month periods ended September 30, 2024, respectively and $0.1 million and $0.3 million for the same periods in 2023. Total expense recognized for non-employee director share based payments was $0.06 million and $0.18 million during the three and nine month periods ended September 30, 2024, respectively, and was $0.09 million and $0.27 million during the same periods in 2023, respectively. The corresponding tax benefit relating to this expense was $0.01 million and $0.04 million for the three and nine month periods ended September 30, 2024, respectively and $0.02 million and $0.06 million during the same periods in 2023.
At September 30, 2024, the total expected compensation cost related to non-vested restricted stock and PSUs not yet recognized was $3.1 million. The weighted-average period over which this amount will be recognized is 1.9 years.
A summary of outstanding stock option grants and related transactions follows:

	Number of Shares	Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregated Intrinsic Value
				(In thousands)
Outstanding at January 1, 2024	11,724	$11.73
Granted	—	—
Exercised	(5,583)	8.96
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2024	6,141	$14.24	2.5	$117

Vested and expected to vest at September 30, 2024	6,141	$14.24	2.5	$117
Exercisable at September 30, 2024	6,141	$14.24	2.5	$117
A summary of outstanding non-vested stock and related transactions follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2024	269,233	$22.93
Granted	100,177	24.53
Vested	(95,498)	20.49
Forfeited	(8,066)	23.99
Outstanding at September 30, 2024	265,846	$24.38

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Certain information regarding options exercised during the periods follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Intrinsic value	$—	$—	$91	$299
Cash proceeds received	$—	$—	$—	$148
Tax benefit realized	$—	$—	$19	$63
9.    Income Tax
Income tax expense was $3.5 million and $4.1 million during the three month periods ended September 30, 2024 and 2023, respectively and $11.9 million and $10.4 million during the nine months ended September 30, 2024 and 2023, respectively. Our actual federal income tax expense is different than the amount computed by applying our statutory income tax rate to our income before income tax primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance. In addition, the three and nine month periods ending September 30, 2024 include reductions of $0.008 million and $0.117 million, respectively of income tax expense related to the impact of the excess value of stock awards that vested and stock options that were exercised as compared to the initial fair values that were expensed. These amounts during the same periods in 2023 were $0.003 million and $0.047 million, respectively.
We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. The ultimate realization of this asset is primarily based on generating future income. We concluded at September 30, 2024, September 30, 2023 and December 31, 2023 that the realization of substantially all of our deferred tax assets continues to be more likely than not.
At both September 30, 2024 and December 31, 2023, we had approximately $0.2 million, respectively, of gross unrecognized tax benefits. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the remainder of 2024.
10.    Regulatory Matters
Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits. As of September 30, 2024, the Bank had positive undivided profits of $209.0 million. It is not our intent to have dividends paid in amounts that would reduce the capital of our Bank to levels below those which we consider prudent or that would not be in accordance with guidelines of regulatory authorities.
We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can result in certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our interim condensed consolidated financial statements. In addition, capital adequacy rules include a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. To avoid limits on capital distributions and certain discretionary bonus payments we must meet the minimum ratio for adequately capitalized institutions plus the buffer. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of September 30, 2024 and December 31, 2023, categorized our Bank as well capitalized and exceeding the minimum ratio for adequately capitalized institutions plus the capital conservation buffer. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our actual capital amounts and ratios follow (1):

	Actual		Minimum for Adequately Capitalized Institutions		Minimum for Well-Capitalized Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2024
Total capital to risk-weighted assets
Consolidated	$606,783	14.25%	$340,539	8.00%	NA	NA
Independent Bank	552,577	13.00	340,134	8.00	$425,167	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$513,461	12.06%	$255,404	6.00%	NA	NA
Independent Bank	499,317	11.74	255,100	6.00	$340,134	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$474,906	11.16%	$191,553	4.50%	NA	NA
Independent Bank	499,317	11.74	191,325	4.50	$276,359	6.50%

Tier 1 capital to average assets
Consolidated	$513,461	9.62%	$213,392	4.00%	NA	NA
Independent Bank	499,317	9.36	213,370	4.00	$266,712	5.00%

December 31, 2023
Total capital to risk-weighted assets
Consolidated	$573,972	13.71%	$335,014	8.00%	NA	NA
Independent Bank	521,374	12.46	334,673	8.00	$418,341	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$481,569	11.50%	$251,260	6.00%	NA	NA
Independent Bank	469,023	11.21	251,005	6.00	$334,673	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$443,065	10.58%	$188,445	4.50%	NA	NA
Independent Bank	469,023	11.21	188,254	4.50	$271,922	6.50%

Tier 1 capital to average assets
Consolidated	$481,569	9.03%	$213,227	4.00%	NA	NA
Independent Bank	469,023	8.80	213,180	4.00	$266,475	5.00%
_______________________________________

(1)	These ratios do not reflect a capital conservation buffer of 2.50% at September 30, 2024 and December 31, 2023.
NA - Not applicable

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
	(In thousands)
Total shareholders' equity	$452,369	$404,449	$476,780	$430,407
Add (deduct)
Accumulated other comprehensive (income) loss for regulatory purposes	52,454	66,344	52,454	66,344
Goodwill and other intangibles	(29,917)	(30,304)	(29,917)	(30,304)
CECL (1)	—	2,576	—	2,576
Common equity tier 1 capital	474,906	443,065	499,317	469,023
Qualifying trust preferred securities	38,555	38,504	—	—
Tier 1 capital	513,461	481,569	499,317	469,023
Subordinated debt	40,000	40,000	—	—
Allowance for credit losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	53,322	52,403	53,260	52,351
Total risk-based capital	$606,783	$573,972	$552,577	$521,374

(1)	We elected the three year CECL transition method for regulatory purposes.
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
	(In thousands)
September 30, 2024:
Measured at Fair Value on a Recurring Basis
Assets
Securities available for sale
U.S. agency	$8,538	$—	$8,538	$—
U.S. agency residential mortgage-backed	76,091	—	76,091	—
U.S. agency commercial mortgage-backed	12,073	—	12,073	—
Private label mortgage-backed	76,603	—	76,603	—
Other asset backed	43,764	—	43,764	—
Obligations of states and political subdivisions	300,068	—	300,068	—
Corporate	70,857	—	70,857	—
Trust preferred	956	—	956	—
Loans held for sale, carried at fair value	14,029	—	14,029	—
Capitalized mortgage loan servicing rights	40,204	—	—	40,204
Derivatives (1)	38,774	—	38,774	—
Liabilities
Derivatives (2)	24,056	—	24,056	—

Measured at Fair Value on a Non-recurring Basis:
Assets
Collateral dependent loans (3)
Commercial
Commercial and industrial	4,253	—	—	4,253
Commercial real estate	132	—	—	132
Mortgage
1-4 family owner occupied - non-jumbo	662	—	—	662
1-4 family non-owner occupied	56	—	—	56
1-4 family - 2nd lien	166	—	—	166
Resort lending	92	—	—	92
Installment
Boat lending	57	—	—	57
Recreational vehicle lending	175	—	—	175
Other	42	—	—	42
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the Nine Month Periods Ended September 30 for items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Net Gains on Assets	Mortgage Loan Servicing, net	Total Change in Fair Values Included in Current Period Earnings
	Mortgage Loans
	(In thousands)
2024
Loans held for sale	$215	$—	$215
Capitalized mortgage loan servicing rights	—	(4,995)	(4,995)

2023
Loans held for sale	1,519	—	1,519
Capitalized mortgage loan servicing rights	—	456	456
For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends received.
The following represent impairment charges recognized during the three and nine month periods ended September 30, 2024 and 2023 relating to assets measured at fair value on a non-recurring basis:
•Loans that are individually evaluated using the fair value of collateral for collateral dependent loans had a carrying amount of $5.6 million, which is net of a valuation allowance of $2.5 million at September 30, 2024, and had a carrying amount of $2.0 million, which is net of a valuation allowance of $1.3 million at December 31, 2023. The provision for credit losses included in our results of operations relating to collateral dependent loans was a net expense of $0.9 million and $0.2 million for the three month periods ending September 30, 2024 and 2023, respectively, and a net expense of $2.0 million and $2.1 million for the nine month periods ending September 30, 2024 and 2023, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
A reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Capitalized Mortgage Loan Servicing Rights
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Beginning balance	$44,406	$44,427	$42,243	$42,489
Total gains (losses) realized and unrealized:
Included in results of operations	(5,378)	471	(4,995)	456
Included in other comprehensive loss	—	—	—	—
Purchases, issuances, settlements, maturities and calls	1,176	1,159	2,956	3,112
Transfers in and/or out of Level 3	—	—	—	—
Ending balance	$40,204	$46,057	$40,204	$46,057

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30	$(5,378)	$471	$(4,995)	$456
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

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)
September 30, 2024
Capitalized mortgage loan servicing rights	$40,204	Present value of net servicing revenue	Discount rate	10.00% to 14.99%	10.25%
			Cost to service	$69 to $463	$79
			Ancillary income	20 to 30	20
			Float rate		3.53%
			Prepayment rate	6.56% to 29.02%	10.02%
December 31, 2023
Capitalized mortgage loan servicing rights	$42,243	Present value of net servicing revenue	Discount rate	10.00% to 14.27%	10.25%
			Cost to service	$70 to $442	$79
			Ancillary income	20 to 30	20
			Float rate		3.82%
			Prepayment rate	6.56% to 26.47%	8.50%

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)
September 30, 2024
Collateral dependent loans
Commercial(1)	$4,385	Discounting financial statement and machinery and equipment appraised values	Discount rates used	40.0% to 50.0%	42.8%
		Sales comparison approach	Adjustment for differences between comparable sales	(20.0)% to 35.0%	(2.4)%
Mortgage and Installment(2)	1,250	Sales comparison approach	Adjustment for differences between comparable sales	(12.7) to 21.7	1.3

December 31, 2023
Collateral dependent loans
Commercial	$551	Sales comparison approach	Adjustment for differences between comparable sales	(5.0)% to 6.0%	(0.4)%
Mortgage and Installment(2)	1,468	Sales comparison approach	Adjustment for differences between comparable sales	(4.1) to 10.5	3.1

(1)
$3.5 million of this amount primarily relates to one collateral dependent relationship credit. Collateral securing this relationship primarily included accounts receivable, inventory and machinery and equipment at September 30, 2024. Valuation techniques at September 30, 2024 included discounting financial statement values for accounts receivable and inventory and appraised values for machinery and equipment.

(2)
In addition to the valuation techniques and unobservable inputs discussed above, at September 30, 2024 and December 31, 2023 certain collateral dependent installment loans totaling approximately $0.27 million and $0.45 million, respectively, are secured by collateral other than real estate. For the majority of these loans, we apply internal discount rates to industry valuation guides.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
September 30, 2024	$14,029	$154	$13,875
December 31, 2023	12,063	(61)	12,124

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The estimated recorded book balances and fair values follow:

			Fair Value Using
	Recorded Book Balance	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
September 30, 2024
Assets
Cash and due from banks	$61,503	$61,503	$61,503	$—	$—
Interest bearing deposits	60,057	60,057	60,057	—	—
Securities available for sale	588,950	588,950	—	588,950	—
Securities held to maturity	343,362	314,638	—	314,638	—
Federal Home Loan Bank and Federal
Reserve Bank Stock	16,099	NA	NA	NA	NA
Net loans and loans held for sale	3,898,872	3,732,864	—	14,029	3,718,835
Accrued interest receivable	18,809	18,809	134	5,339	13,336
Derivative financial instruments	38,774	38,774	—	38,774	—

Liabilities
Deposits with no stated maturity (1)	$3,850,142	$3,850,142	$3,850,142	$—	$—
Deposits with stated maturity (1)	776,733	775,042	—	775,042	—
Other borrowings	—	—	—	—	—
Subordinated debt	39,567	39,687	—	39,687	—
Subordinated debentures	39,779	39,733	—	39,733	—
Accrued interest payable	4,215	4,215	427	3,788	—
Derivative financial instruments	24,056	24,056	—	24,056	—

December 31, 2023
Assets
Cash and due from banks	$68,208	$68,208	$68,208	$—	$—
Interest bearing deposits	101,573	101,573	101,573	—	—
Securities available for sale	679,350	679,350	—	679,350	—
Securities held to maturity	353,988	318,606	—	318,606	—
Federal Home Loan Bank and Federal
Reserve Bank Stock	16,821	NA	NA	NA	NA
Net loans and loans held for sale	3,748,306	3,453,790	—	12,063	3,441,727
Accrued interest receivable	19,044	19,044	58	6,486	12,500
Derivative financial instruments	38,683	38,683	—	38,683	—

Liabilities
Deposits with no stated maturity (1)	$3,704,808	$3,704,808	$3,704,808	$—	$—
Deposits with stated maturity (1)	918,071	914,404	—	914,404	—
Other borrowings	50,026	49,831	—	49,831	—
Subordinated debt	39,510	40,352	—	40,352	—
Subordinated debentures	39,728	38,103	—	38,103	—
Accrued interest payable	6,534	6,534	482	6,052	—
Derivative financial instruments	21,835	21,835	—	21,835	—

(1)
Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $878.832 million and $723.014 million at September 30, 2024 and December 31, 2023, respectively. Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $116.637 million and $109.006 million at September 30, 2024 and December 31, 2023, respectively.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
13.    Contingencies

Pressures from various global and national macroeconomic conditions, including heightened inflation, uncertainty regarding future interest rates, foreign currency exchange rate fluctuations, recent adverse weather conditions, the continuation of the Russia-Ukraine and Middle East wars, the pending Presidential and Congressional elections, and potential governmental responses to these events, continue to create significant economic uncertainty.

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
Because of the very limited liquidity for the Class B-1 shares (prior to completion of the exchange offer) and uncertainty regarding the likelihood, ultimate timing, and eventual exchange rate for Class B-1 shares into Class A shares, we were carrying these shares at zero, representing cost basis less impairment. In light of the continued uncertainty regarding the likelihood, ultimate timing, and eventual exchange rate for Class B-2 shares into Class A shares, we are carrying the Class B-2 shares at zero, representing cost basis less impairment.
With the completion of the exchange, we recorded a gain related to the Class C shares of $2.677 million during the second quarter of 2024 based on the conversion privilege of those shares and the closing price of the Class A shares on May 3, 2024 (the exchange expiration date) of $268.49 per share. Subsequent to the exchange, we sold all 2,493 shares of our Class C shares for net proceeds of $2.685 million. We held no Class C shares at September 30, 2024.
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
relating to the exchange offer and potential future, similar exchange offers, we believe the likelihood we will have to make any payments under the Makewhole Agreement is remote.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
14.    Accumulated Other Comprehensive Loss (“AOCL”)
A summary of changes in AOCL follows:

	Unrealized Losses on Securities AFS	Unrealized Losses on Securities Transferred to Securities HTM (1)	Dispropor- tionate Tax Effects from Securities AFS	Unrealized Gains (Losses) on Derivative Instruments	Total
	(In thousands)
For the three months ended September 30,
2024
Balances at beginning of period	$(49,482)	$(14,084)	$(5,798)	$(1,464)	$(70,828)
Other comprehensive income (loss) before reclassifications	9,340	646	—	2,168	12,154
Amounts reclassified from AOCL	114	—	—	308	422
Net current period other comprehensive income (loss)	9,454	646	—	2,476	12,576
Balances at end of period	$(40,028)	$(13,438)	$(5,798)	$1,012	$(58,252)

2023
Balances at beginning of period	$(57,695)	$(16,811)	$(5,798)	$(206)	$(80,510)
Other comprehensive income (loss) before reclassifications	(12,130)	696	—	(417)	(11,851)
Amounts reclassified from AOCL	—	—	—	57	57
Net current period other comprehensive income (loss)	(12,130)	696	—	(360)	(11,794)
Balances at end of period	$(69,825)	$(16,115)	$(5,798)	$(566)	$(92,304)

For the nine months ended September 30,
2024
Balances at beginning of period	$(51,113)	$(15,408)	$(5,798)	$177	$(72,142)
Other comprehensive income (loss) before reclassifications	10,758	1,970	—	41	12,769
Amounts reclassified from AOCL	327	—	—	794	1,121
Net current period other comprehensive income (loss)	11,085	1,970	—	835	13,890
Balances at end of period	$(40,028)	$(13,438)	$(5,798)	$1,012	$(58,252)

2023
Balances at beginning of period	$(68,742)	$(18,223)	$(5,798)	$—	$(92,763)
Other comprehensive income (loss) before reclassifications	(1,258)	2,108	—	(743)	107
Amounts reclassified from AOCL	175	—	—	177	352
Net current period other comprehensive income (loss)	(1,083)	2,108	—	(566)	459
Balances at end of period	$(69,825)	$(16,115)	$(5,798)	$(566)	$(92,304)
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
A summary of reclassifications out of each component of AOCL for the three months ended September 30 follows:

AOCL Component	Amount Reclassified From AOCL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2024
Unrealized losses on securities available for sale
	$(145)	Net losses on securities available for sale
	(31)	Income tax expense
	$(114)	Reclassifications, net of tax

Unrealized gains (losses) on derivative instruments
	$390	Interest income
	82	Income tax expense
	$308	Reclassifications, net of tax

	$(422)	Total reclassifications for the period, net of tax

2023
Unrealized losses on securities available for sale
	$—	Net losses on securities available for sale
	—	Income tax expense
	$—	Reclassifications, net of tax

Unrealized gains (losses) on derivative instruments
	$72	Interest income
	15	Income tax expense
	$57	Reclassifications, net of tax

	$(57)	Total reclassifications for the period, net of tax

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of reclassifications out of each component of AOCL for the nine months ended September 30 follows:

AOCL Component	Amount Reclassified From AOCL	Affected Line Item in Condensed Consolidated Statements of Operations
(In thousands)
2024
Unrealized losses on securities available for sale
	$(414)	Net losses on securities available for sale
	(87)	Income tax expense
	$(327)	Reclassifications, net of tax

Unrealized gains (losses) on derivative instruments
	$1,005	Interest income
	211	Income tax expense
	$794	Reclassifications, net of tax

	$(1,121)	Total reclassifications for the period, net of tax

2023
Unrealized losses on securities available for sale
	$(222)	Net losses on securities available for sale
	(47)	Income tax expense
	$(175)	Reclassifications, net of tax

Unrealized gains (losses) on derivative instruments
	$224	Interest income
	47	Income tax expense
	$177	Reclassifications, net of tax

	$(352)	Total reclassifications for the period, net of tax

15.    Revenue from Contracts with Customers
We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. We derive the majority of our revenue from financial instruments and their related contractual rights and obligations which for the most part are excluded from the scope of this topic. These sources of revenue that are excluded from the scope of this topic include interest income, net gains on mortgage loans, net gains (losses) on securities AFS, mortgage loan servicing, net and bank owned life insurance and were approximately 87.1% and 86.6% of total revenues for the nine month periods ending September 30, 2024 and 2023, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Material sources of revenue that are included in the scope of this topic include service charges on deposit accounts, other deposit related income, interchange income and investment and insurance commissions and are discussed in the following paragraphs. Generally these sources of revenue are earned at the time the service is delivered or over the course of a monthly period and do not result in any contract asset or liability balance at any given period end. As a result, there were no contract assets or liabilities recorded as of September 30, 2024 and December 31, 2023.
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
Net (gains) losses on other real estate and repossessed assets: We record a gain or loss from the sale of other real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. If we were to finance the sale of other real estate to the buyer, we would assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction is probable. Once these criteria are met, the other real estate asset would be derecognized and the gain or loss on sale would be recorded upon the transfer of control of the property to the buyer. There were no other real estate properties sold during the nine month periods ending September 30, 2024 and 2023 that were financed by us.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Disaggregation of our revenue sources by attribute follows:

	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
Three months ending September 30, 2024	(In thousands)
Retail
Overdraft fees	$2,378	$—	$—	$—	$2,378
Account service charges	593	—	—	—	593
ATM fees	—	430	—	—	430
Other	—	167	—	—	167
Business
Overdraft fees	114	—	—	—	114
ATM fees	—	13	—	—	13
Other	—	114	—	—	114
Interchange income	—	—	4,146	—	4,146
Asset management revenue	—	—	—	458	458
Transaction based revenue	—	—	—	423	423

Total	$3,085	$724	$4,146	$881	$8,836

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$724
Investment and insurance commissions					881
Bank owned life insurance (1)					197
Other (1)					1,581
Total					$3,383
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
Nine months ending September 30, 2024	(In thousands)
Retail
Overdraft fees	$6,788	$—	$—	$—	$6,788
Account service charges	1,787	—	—	—	1,787
ATM fees	—	1,225	—	—	1,225
Other	—	603	—	—	603
Business
Overdraft fees	319	—	—	—	319
ATM fees	—	37	—	—	37
Other	—	327	—	—	327
Interchange income	—	—	10,698	—	10,698
Asset management revenue	—	—	—	1,448	1,448
Transaction based revenue	—	—	—	1,075	1,075

Total	$8,894	$2,192	$10,698	$2,523	$24,307

Reconciliation to Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$2,192
Investment and insurance commissions					2,523
Bank owned life insurance (1)					566
Other (1)					3,537
Total					$8,818
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
Leases are classified as operating or finance leases at the lease commencement date (we did not have any finance leases as of September 30, 2024). Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. The ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of the lease payment over the lease term.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.
The cost components of our operating leases follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Operating lease cost	$349	$359	$1,044	$1,080
Variable lease cost	10	24	32	72
Short-term lease cost	23	25	70	71
Total	$382	$408	$1,146	$1,223
Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities.
Supplemental balance sheet information related to our operating leases follows:

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Lease right of use asset (1)	$6,403	$4,911
Lease liabilities (2)	$6,620	$5,114

Weighted average remaining lease term (years)	7.24	6.03
Weighted average discount rate	3.7%	2.7%
(1)Included in Accrued income and other assets in our Condensed Consolidated Statements of Financial Condition.
(2)Included in Accrued expenses and other liabilities in our Condensed Consolidated Statements of Financial Condition.
Maturity analysis of our lease liabilities at September 30, 2024 based on required contractual payments follows:

(In thousands)

Three months ending December 31, 2024	$347
2025	1,348
2026	1,184
2027	1,003
2028	938
2029 and thereafter	2,874
Total lease payments	7,694
Less imputed interest	(1,074)
Total	$6,620

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

Recent Developments. Pressures from various global and national macroeconomic conditions, including heightened inflation, uncertainty regarding future interest rates, foreign currency exchange rate fluctuations, recent adverse weather conditions, the continuation of the Russia-Ukraine and Middle East wars, the pending Presidential and Congressional elections, and potential governmental responses to these events, continue to create significant economic uncertainty. The extent to which these pressures may impact our business, results of operations, asset valuations, financial condition, and customers will depend on future developments, which continue to be highly uncertain and difficult to predict. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, securities available for sale ("AFS"), securities held to maturity ("HTM"), loans, capitalized mortgage loan servicing rights or deferred tax assets.

It is against this backdrop that we discuss our results of operations and financial condition for the third quarter of 2024 as compared to earlier periods.
RESULTS OF OPERATIONS
Summary. We recorded net income of $13.8 million and $17.5 million during the three months ended September 30, 2024 and 2023, respectively. The decrease in 2024 third quarter results as compared to 2023 is due primarily to a $5.7 unfavorable change in the fair value due to price of capitalized mortgage loan servicing rights that was partially offset by a $2.4 million increase in net interest income.
We recorded net income of $48.3 million and $45.3 million during the nine months ended September 30, 2024 and 2023, respectively. The increase in 2024 year-to-date results as compared to 2023 is primarily due to an increase in net-interest income and a decrease in the provision for credit losses that were partially offset by increases in non-interest expense and income tax expense and a decrease in non-interest income.
Key performance ratios

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income (annualized) to
Average assets	1.04%	1.34%	1.24%	1.19%
Average shareholders’ equity	12.54%	18.68%	15.42%	16.62%

Net income per common share
Basic	$0.66	$0.84	$2.31	$2.16
Diluted	0.65	0.83	2.29	2.14

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
Our net interest income totaled $41.9 million during the third quarter of 2024, an increase of $2.4 million, or 6.2% from the year-ago period. This increase primarily reflects a $93.6 million increase in average interest-earning assets and a 14 basis point increase in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”).
For the first nine months of 2024, net interest income totaled $123.4 million, an increase of $7.2 million, or 6.2% from 2023. This increase primarily reflects a $145.3 million, or 3.0% increase in average interest-earning assets and a nine basis point increase in our net interest margin.
The increase in average interest-earning assets in both the three and nine month periods in 2024 as compared to the same periods in 2023 primarily reflects growth in commercial and mortgage loans funded from a decrease in securities available for sale and an increase in deposits.
The increases in our net interest margin during the three and nine month periods in 2024 is attributed to increases in interest income as a percent of average interest-earning assets ("Asset Yield") that were only partially offset by increases in interest expense as a percent of average interest-earning assets ("Cost of Funds"). These increases are primarily attributed to the increases in the federal funds rate since January of 2023. Our Asset Yield has been positively impacted by new loans being originated at higher rates than existing loans being paid off as well as a shift in earning asset mix from generally lower rate investment securities to higher rate loans while our Cost of Funds has been negatively impacted by changes in funding mix (such as shifting from non-interest bearing deposits to interest-bearing deposits and an increase in time deposits) as well as higher deposit pricing sensitivity to the increases in interest rates discussed above. This change in funding mix and pricing is expected to continue to impact our Cost of Funds during the fourth quarter of 2024. See Asset/liability management.
Our net interest income is also impacted by our level of non-accrual loans. In the third quarter and first nine months of 2024, non-accrual loans averaged $4.5 million and $4.1 million, respectively. In the third quarter and first nine months of 2023, non-accrual loans averaged $4.4 million and $4.0 million, respectively. In addition, in the third quarter and first nine months of 2024 we had net recoveries of $0.12 million and $0.51 million, respectively of unpaid interest on loans placed on or taken off non-accrual or on loans previously charged-off compared to net recoveries of $0.09 million and $0.47 million, respectively, during the same periods in 2023.

Index
Average Balances and Tax Equivalent Rates

	Three Months Ended September 30,
	2024			2023
	Average Balance	Interest	Rate (2)	Average Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$3,901,370	$58,322	5.96%	$3,687,637	$51,352	5.54%
Tax-exempt loans (1)	8,584	111	5.14	6,897	85	4.89
Taxable securities	665,974	4,502	2.70	800,524	5,865	2.93
Tax-exempt securities (1)	267,776	3,539	5.29	270,687	3,593	5.31
Interest bearing cash	126,039	1,717	5.42	108,389	1,468	5.37
Other investments	16,099	301	7.48	18,074	271	5.95
Interest Earning Assets	4,985,842	68,492	5.48	4,892,208	62,634	5.10
Cash and due from banks	57,211			61,094
Other assets, net	232,570			238,812
Total Assets	$5,275,623			$5,192,114

Liabilities
Savings and interest-bearing checking	$2,763,558	15,621	2.25	$2,598,170	12,272	1.87
Time deposits	804,944	8,841	4.37	816,810	8,471	4.11
Other borrowings	121,182	2,018	6.64	139,199	2,262	6.45
Interest Bearing Liabilities	3,689,684	26,480	2.86	3,554,179	23,005	2.57
Non-interest bearing deposits	1,047,617			1,162,816
Other liabilities	100,245			102,452
Shareholders’ equity	438,077			372,667

Total liabilities and shareholders’ equity	$5,275,623			$5,192,114

Net Interest Income		$42,012			$39,629

Net Interest Income as a Percent of Average Interest Earning Assets			3.37%			3.23%
_________________________________
(1)Interest on tax-exempt loans and securities available for sale is presented on a fully tax equivalent basis assuming a marginal tax rate of 21%.
(2)Annualized

Index
Average Balances and Tax Equivalent Rates

	Nine Months Ended September 30,
	2024			2023
	Average Balance	Interest	Rate	Average Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$3,848,092	$169,974	5.90%	$3,579,569	$143,203	5.34%
Tax-exempt loans (1)	8,660	335	5.17	6,705	239	4.77
Taxable securities	691,327	14,466	2.79	834,924	17,668	2.82
Tax-exempt securities (1)	267,689	10,638	5.30	274,454	10,447	5.08
Interest bearing cash	97,941	3,994	5.45	71,355	2,769	5.19
Other investments	16,452	904	7.33	17,805	712	5.35
Interest Earning Assets	4,930,161	200,311	5.42	4,784,812	175,038	4.88
Cash and due from banks	54,481			59,163
Other assets, net	235,026			231,872
Total Assets	$5,219,668			$5,075,847

Liabilities
Savings and interest-bearing checking	$2,690,359	43,178	2.14	$2,550,973	31,644	1.66
Time deposits	825,984	26,970	4.37	745,983	20,320	3.64
Other borrowings	126,861	6,253	6.58	128,846	6,134	6.37
Interest Bearing Liabilities	3,643,204	76,401	2.80	3,425,802	58,098	2.27
Non-interest bearing deposits	1,053,719			1,184,548
Other liabilities	104,057			100,929
Shareholders’ equity	418,688			364,568

Total liabilities and shareholders’ equity	$5,219,668			$5,075,847

Net Interest Income		$123,910			$116,940

Net Interest Income as a Percent of Average Interest Earning Assets			3.35%			3.26%

_________________________________
(1)Interest on tax-exempt loans and securities available for sale is presented on a fully tax equivalent basis assuming a marginal tax rate of 21%.
(2)Annualized

Index
Reconciliation of Non-GAAP Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Net Interest Margin, Fully Taxable Equivalent ("FTE")

Net interest income	$41,854	$39,427	$123,397	$116,218
Add: taxable equivalent adjustment	158	202	513	722
Net interest income - taxable equivalent	$42,012	$39,629	$123,910	$116,940
Net interest margin (GAAP) (1)	3.35%	3.21%	3.34%	3.25%
Net interest margin (FTE) (1)	3.37%	3.23%	3.35%	3.26%
(1)Annualized.
Provision for credit losses. The provision for credit losses was an expense of $1.49 million and an expense of $1.35 million for the three months ended September 30, 2024 and 2023, respectively. During the nine-month periods ended September 30, 2024 and 2023, the provision for credit losses was an expense of $2.25 million and a expense of $6.83 million, respectively. The provision reflects our assessment of the allowance for credit losses (the “ACL”) taking into consideration factors such as loan growth, loan mix, levels of non-performing and classified loans, economic conditions and loan net charge-offs. While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors. See “Portfolio Loans and asset quality” for a discussion of the various components of the ACL and their impact on the provision for credit losses in 2024.
The year-to-date provision for credit losses on loans in 2024 compared to 2023, decreased $0.44 million. The provision for credit losses on securities HTM in 2024 and 2023 was an expense (credit) of $(1.15) million and $2.99 million, respectively. The change in provision for credit losses on securities HTM reflects a charge-off in the first quarter of 2023 and a subsequent partial recovery during the first quarter of 2024 of one corporate security (Signature Bank). See “Securities” below and note #3 to the Condensed Consolidated Financial Statements.
Non-interest income. Non-interest income is a significant element in assessing our results of operations. Non-interest income totaled $9.5 million during the third quarter of 2024 compared to $15.6 million in the third quarter of 2023. For the first nine months of 2024, non-interest income totaled $37.2 million compared to $41.6 million for the first nine months of 2023.

Index
The components of non-interest income are as follows:
Non-Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Interchange income	$4,146	$4,100	$10,698	$10,660
Service charges on deposit accounts	3,085	3,309	8,894	9,300
Net gains on assets
Mortgage loans	2,177	2,099	4,874	5,475
Equity securities at fair value	(8)	—	2,685	—
Securities available for sale	(145)	—	(414)	(222)
Mortgage loan servicing, net	(3,130)	2,668	1,686	7,068
Investment and insurance commissions	882	875	2,524	2,446
Bank owned life insurance	197	124	566	333
Other	2,304	2,436	5,728	6,519
Total non-interest income	$9,508	$15,611	$37,241	$41,579
Service charges on deposit accounts decreased by $0.2 million and $0.4 million in the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023 due primarily to decreases in non-sufficient funds occurrences (and related fees).
Mortgage loan activity is summarized as follows:
Mortgage Loan Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Mortgage loans originated	$147,516	$172,914	$384,112	$446,450
Mortgage loans sold (1)	117,037	115,269	289,395	321,140
Net gains on mortgage loans	2,177	2,099	4,874	5,475
Net gains as a percent of mortgage loans sold ("Loan Sales Margin")	1.86%	1.82%	1.68%	1.70%
Fair value adjustments included in the Loan Sales Margin	0.46	(0.32)	0.30	0.60
(1) Mortgage loan sales in the third quarters of 2024 and 2023 include $6.6 million and zero, respectively, of portfolio loan transactions. Mortgage loan sales during the first nine months of 2024 and 2023 include $14.7 million and $41.2 million, respectively, of portfolio loan transactions. These transactions were performed for interest rate risk purposes.
Mortgage loans originated decreased in 2024 as compared to 2023 due primarily to higher mortgage loan interest rates in 2024 reducing this activity. Mortgage loans sold, excluding portfolio loan sales, were relative unchanged in 2024 as compared to 2023.
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

Index
Net gains on mortgage loans totaled $2.2 million and $2.1 million during the third quarters of 2024 and 2023, respectively. For the first nine months of 2024 and 2023, net gains on mortgage loans totaled $4.9 million and $5.5 million, respectively. The decrease from the prior year to date period was primarily due to a decrease in mortgage loans sold.
Our Loan Sales Margin is impacted by several factors including competition and the manner in which the loan is sold. Net gains on mortgage loans are also impacted by recording fair value accounting adjustments. Excluding these fair value accounting adjustments, the Loan Sales Margin would have been 1.40% and 2.14% in the third quarters of 2024 and 2023, respectively, and 1.38% and 1.10% for the comparative 2024 and 2023 year-to-date periods, respectively. The decline in the Loan Sales Margin (excluding fair value adjustments) in the third quarter of 2024 was generally due to lower primary-to-secondary market pricing spreads as market interest rates rose in 2024 (relative to 2023) which were impacted by the decrease in salable mortgage loan volumes.
Gain on equity securities at fair value totaled $2.7 million during the first nine months of 2024. This gain is the consequence of the exchange of our shares of Visa Class B-1 common stock on May 6, 2024 into a combination of Visa Class C common stock and Visa Class B-2 common stock. With the completion of this exchange, we were able to sell our Visa Class C common stock (as it was convertible into publicly traded Visa Class A common stock) while the Visa Class B-2 common stock continues to be held and carried at zero. See note #13 to the Condensed Consolidated Financial Statements.
We recorded a net loss of $0.4 million and a net loss of $0.2 million on securities AFS for the first nine months of 2024 and 2023, respectively. We recorded no credit related charges in either 2024 or 2023 on securities AFS. See “Securities” below and note #3 to the Condensed Consolidated Financial Statements.
Mortgage loan servicing, net, generated income (expense) of $(3.1) million and $2.7 million in the third quarters of 2024 and 2023, respectively. For the first nine months of 2024 and 2023, mortgage loan servicing, net, generated income of $1.7 million and $7.1 million, respectively. The significant variances in mortgage loan servicing, net are primarily due to changes in the fair value of capitalized mortgage loan servicing rights associated with changes in interest rates and the associated expected future prepayment levels and expected float rates.
Mortgage loan servicing, net activity is summarized in the following table:
Mortgage Servicing Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Mortgage loan servicing, net:	(In thousands)
Revenue, net	$2,248	$2,197	$6,681	$6,612
Fair value change due to price	$(4,155)	$1,556	$(1,979)	$3,364
Fair value change due to pay-downs	$(1,223)	$(1,085)	$(3,016)	$(2,908)
Total	$(3,130)	$2,668	$1,686	$7,068
Activity related to capitalized mortgage loan servicing rights is as follows:
Capitalized Mortgage Loan Servicing Rights

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(In thousands)
Balance at beginning of period	$44,406	$44,427	$42,243	$42,489
Originated servicing rights capitalized	1,176	1,159	2,956	3,112
Change in fair value	(5,378)	471	(4,995)	456
Balance at end of period	$40,204	$46,057	$40,204	$46,057

Index
At September 30, 2024 we were servicing approximately $3.55 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 4.08% and a weighted average service fee of approximately 25.5 basis points. Capitalized mortgage loan servicing rights at September 30, 2024 totaled $40.2 million, representing approximately 113.2 basis points on the related amount of mortgage loans serviced for others.
Other income in the table above decreased by $0.1 million and $0.8 million in the third quarter and first nine months of 2024, respectively, compared to the same prior year periods. The decrease in the third quarter of 2024 was primarily due to the prior year including a one time gain on the sale of an office building and a decrease in certain internet banking fees no longer being charged that were partially offset by higher commercial loan swap fees. The decrease from the prior year to date period was primarily due to the prior year including one time gains on the sale of an office building and a purchase credit impaired loan as well as a decrease in certain internet banking fees no longer being charged.
Non-interest expense. Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure.
Non-interest expense increased by $0.5 million to $32.6 million and increased by $2.9 million to $98.1 million during the three- and nine-month periods ended September 30, 2024, respectively, compared to the same periods in 2023.
The components of non-interest expense are as follows:
Non-Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Compensation	$13,264	$13,054	$39,931	$39,846
Performance-based compensation	3,426	2,955	10,787	8,420
Payroll taxes and employee benefits	3,358	3,966	11,351	11,650
Compensation and employee benefits	20,048	19,975	62,069	59,916
Data processing	3,379	3,071	9,891	8,953
Occupancy, net	1,893	1,971	5,853	5,975
Interchange expense	1,149	1,119	3,373	3,222
Furniture, fixtures and equipment	932	927	2,834	2,782
FDIC deposit insurance	664	677	2,141	2,209
Loan and collection	657	520	1,868	1,718
Advertising	581	360	1,860	1,286
Legal and professional	687	543	1,717	1,623
Communications	519	568	1,633	1,871
Taxes, licenses and fees	347	225	891	659
Director fees	235	236	709	706
Amortization of intangible assets	129	136	387	410
Provision for loss reimbursement on sold loans	24	7	26	21
Net (gains) losses on other real estate and repossessed assets	14	1	(170)	18
Costs related to unfunded lending commitments	113	451	(676)	76
Other	1,212	1,249	3,703	3,796
Total non-interest expense	$32,583	$32,036	$98,109	$95,241
Compensation and employee benefits expenses, in total, increased $0.1 million on a quarterly comparative basis and increased $2.2 million for the first nine months of 2024 compared to the same periods in 2023.

Index
Compensation expense increased by $0.2 million and $0.1 million in the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023. These comparative increases in 2024 were primarily due to salary increases that were predominantly effective on January 1, 2024 that were only partially offset by a decrease in mortgage lending and other retail personnel.
Performance-based compensation increased by $0.5 million and $2.4 million in the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023. The increases were primarily due to higher expected incentive compensation payout for salaried and hourly employees.
Payroll taxes and employee benefits decreased by $0.6 million and $0.3 million in the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023. The decreases were primarily due to decreases in employee medical insurance costs and a mortgage loan origination related incentive due to lower loan volumes.
Data processing expense increased by $0.3 million and $0.9 million in the third quarter and first nine months of 2024, respectively, compared to the same prior year periods due in part to core data processor annual asset growth and CPI related cost increases as well as new solutions implemented during this time frame.
Advertising increased by $0.2 million and $0.6 million in the third quarter and first nine months of 2024, respectively, compared to the same prior year periods due primarily to modifications in strategic marketing spend as well as costs related to certain website redesign initiatives.
Taxes licenses and fees increased by $0.1 million and $0.2 million in the third quarter and first nine months of 2024, respectively, compared to the same periods in 2023 due primarily to higher Michigan Corporate Income Tax expense as the result of an increase in tax base.
Costs (recoveries) related to unfunded lending commitments decreased by $0.3 million and $0.8 million in the third quarter and first nine months of 2024, respectively compared to the same prior year periods. These decreases are due to decreases in the changes to both the balance of lending commitments and the loss rates applied to those lending commitments.
Income tax expense. We recorded an income tax expense of $3.5 million and $11.9 million in the third quarter and the first nine months of 2024, respectively. This compares to an income tax expense of $4.1 million and $10.4 million in the third quarter and the first nine months of 2023, respectively. The changes in expense in the third quarter and first nine months of 2024 compared to the same periods in 2023 are primarily due to changes in pretax income.
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
We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. The ultimate realization of this asset is primarily based on generating future income. We concluded at September 30, 2024 and 2023 and at December 31, 2023, that the realization of substantially all of our deferred tax assets continues to be more likely than not.
FINANCIAL CONDITION
Summary. Our total assets decreased by $4.5 million during the first nine months of 2024. Loans, excluding loans held for sale, were $3.94 billion at September 30, 2024, compared to $3.79 billion at December 31, 2023. Commercial loans and mortgage loans each increased while installment loans decreased during the first nine months of 2024. (See “Portfolio Loans and asset quality.”) Securities available for sale and securities held to maturity together totaled $932.3 million at September 30, 2024, a decline of $101.1 million since December 31, 2023.
Deposits totaled $4.63 billion at September 30, 2024, an increase of $4.0 million from December 31, 2023. The increase in deposits from December 31, 2023, is due to increases in savings and interest-bearing checking, reciprocal and time deposits that were partially off set by a decrease in non-interest bearing deposits as well as scheduled maturities of brokered time deposits.
Securities. We maintain diversified securities portfolios, which include obligations of U.S. government-sponsored agencies, securities issued by states and political subdivisions, residential and commercial mortgage-backed securities, asset-backed securities, corporate securities, trust preferred securities and foreign government securities (that are

Index
denominated in U.S. dollars). We regularly evaluate asset/liability management needs and attempt to maintain a portfolio structure that provides sufficient liquidity and cash flow.
We believe that the unrealized losses on securities AFS are temporary in nature and are expected to be recovered within a reasonable time period. Based upon our liquidity and capital resources (as explained in more detail below under "Liquidity and capital resources"), we believe that we have the ability and intent to hold securities with unrealized losses to maturity or until such time as the unrealized losses reverse.(See “Asset/liability management.”)
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
Securities Available for Sale

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Securities available for sale	(In thousands)
September 30, 2024	$639,618	$359	$51,027	$588,950
December 31, 2023	744,050	464	65,164	679,350
Securities Held to Maturity

	Carrying Value	Transferred Unrealized Loss (1)	ACL	Amortized Cost	Unrealized		Fair Value
					Gains	Losses
	(In thousands)
Securities held to maturity
September 30, 2024	$343,362	$17,010	$133	$360,505	$129	$45,996	$314,638
December 31, 2023	353,988	19,503	157	373,648	868	55,910	318,606
(1)Represents the remaining unrealized loss to be accreted on securities that were transferred from AFS to HTM on April 1, 2022.
Securities AFS in unrealized loss positions are evaluated quarterly for impairment related to credit losses. For securities AFS in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities AFS that do not meet this criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, adverse conditions specifically related to the security and the issuer and the impact of changes in market interest rates on the market value of the security, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss), net of applicable taxes. No ACL for securities AFS was needed at September 30, 2024. The decrease in unrealized losses during the first nine months of 2024 is primarily attributed to lower interest rates, pay downs of security balances, par reversion and the narrowing of certain interest rate spreads. See note #3 to the Condensed Consolidated Financial Statements included within this report for further discussion.
For securities HTM an ACL is maintained at a level which represents our best estimate of expected credit losses. This ACL is a contra asset valuation account that is deducted from the carrying amount of securities HTM to present the net amount

Index
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
Sales of securities available for sale were as follows (See “Non-interest income.”):
Sales of Securities Available for Sale

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(In thousands)
Proceeds	$2,158	$—	$39,431	$278
Gross gains	—	—	14	—
Gross losses	145	—	428	222
Net gains (losses)	$(145)	$—	$(414)	$(222)
Equity Securities at Fair Value
On May 6, 2024, we exchanged 12,566 shares of Visa Inc. Class B-1 common stock (all of the Class B-1 shares we owned) for 2,493 shares of Visa Inc. Class C common stock and 6,283 shares of Visa Inc. Class B-2 common stock pursuant to an exchange offer conducted by Visa. With the completion of the exchange, we recorded a gain related to the Class C shares of $2.677 million based on the conversion privilege of those shares and the closing price of the Class A shares on May 3, 2024 (the exchange expiration date) of $268.49 per share. Subsequent to the exchange, we sold all of our Class C shares for net proceeds of $2.685 million. See note #13 to the Condensed Consolidated Financial Statements included within this report for further discussion.
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
We generally retain loans that may be profitably funded within established risk parameters. (See “Asset/liability management.”) As a result, we may hold adjustable-rate and fixed rate jumbo mortgage loans as Portfolio Loans, while 15- and 30-year fixed-rate conforming mortgage loans are generally sold to mitigate exposure to changes in interest rates. (See “Non-interest income.”) The growth in mortgage loans during the first nine months of 2024 has primarily been attributed to the origination of adjustable-rate mortgage loans and advances on adjustable rate construction mortgage loans and home equity lines of credit. (See “Asset/liability management.”).

Index
A summary of our Portfolio Loans follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Real estate(1)
Residential first mortgages	$1,282,066	$1,248,911
Residential home equity and other junior mortgages	172,545	157,006
Construction and land development	292,441	241,715
Other(2)	1,066,823	1,036,590
Consumer	599,732	619,374
Commercial	525,195	483,129
Agricultural	3,485	4,176
Total loans	$3,942,287	$3,790,901
_________________________________
(1)Includes both residential and non-residential commercial loans secured by real estate.
(2)Includes loans secured by multi-family residential and non-farm, non-residential property.
Non-performing assets

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Non-accrual loans	$7,250	$6,991
Loans 90 days or more past due and still accruing interest	—	432
Subtotal	7,250	7,423
Less: Government guaranteed loans	2,102	2,191
Total non-performing loans	5,148	5,232
Other real estate and repossessed assets	781	569
Total non-performing assets	$5,929	$5,801

As a percent of Portfolio Loans
Non-performing loans	0.13%	0.14%
Allowance for credit losses	1.46	1.44
Non-performing assets to total assets	0.11	0.11
Allowance for credit losses as a percent of non-performing loans	1115.85%	1044.69%
Non-performing loans have declined modestly as a percent of Portfolio Loans since year-end 2023, reflecting our ongoing collection efforts. Our collection and resolution efforts have generally resulted in a positive trend in non-performing loans.
Other real estate and repossessed assets totaled $0.78 million and $0.57 million at September 30, 2024, and December 31, 2023, respectively.
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

Index
Allowance for credit losses on loans and unfunded lending commitments

	Nine months ended September 30,
	2024			2023
	Loans	Securities	Unfunded Commitments	Loans	Securities	Unfunded Commitments
	(Dollars in thousands)
Balance at beginning of period	$54,658	$157	$5,504	$52,435	$168	$5,080
Additions (deductions)
Provision for credit losses	3,400	(1,149)	—	3,840	2,987	—
Recoveries credited to allowance	2,106	1,125	—	2,082	—	—
Assets charged against the allowance	(2,720)	—	—	(2,862)	(3,000)	—
Additions included in non-interest expense	—	—	(676)	—	—	76
Balance at end of period	$57,444	$133	$4,828	$55,495	$155	$5,156

Net loans charged (recovered) against the allowance to average Portfolio Loans	0.02%			0.03%
Allocation of the Allowance for Credit Losses on Loans

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Specific allocations	$2,452	$1,292
Pooled analysis allocations	42,086	40,944
Additional allocations based on subjective factors	12,906	12,422
Total	$57,444	$54,658
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
The ACL increased $2.8 million to $57.4 million at September 30, 2024 from $54.7 million at December 31, 2023, and was equal to 1.46% and 1.44% of total Portfolio Loans at September 30, 2024, and December 31, 2023, respectively.
Since December 31, 2023, the ACL related to specific loans increased $1.2 million due primarily to one commercial loan addition during the first quarter of 2024. The ACL related to pooled analysis of loans and subjective factors increased $1.1 million and $0.5 million, respectively due primarily to loan growth.
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
Deposits totaled $4.63 billion and $4.62 billion at September 30, 2024, and December 31, 2023, respectively. The increase in deposits is primarily due to increases in savings and interest-bearing checking, reciprocal and time deposits that were partially off set by a decrease in non-interest bearing deposits as well as scheduled maturities of brokered time deposits. Reciprocal deposits totaled $995.5 million and $832.0 million at September 30, 2024 and December 31, 2023, respectively. These deposits represent demand, money market and time deposits from our customers that have been placed through IntraFi Network. This service allows our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.
We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be susceptible to outflow. Data relating to our deposit portfolios (excluding brokered time) follows:

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Uninsured deposits (1)	$1,056,791	$961,974
Uninsured deposits as a percentage of deposits	23.0%	22.2%
Average deposit account size	$21.91	$20.38
Balance of top 100 largest depositors	$1,144,474	$890,289
Balance of top 100 depositors as a percentage of deposits, excluding brokered time deposits	24.9%	20.5%
(1) These amounts exclude intercompany related deposits of $51.8 million and $51.2 million respectively. Uninsured deposits reported in our Call Report at September 30, 2024 and December 31, 2023 totaled $1,108.6 million and $1,013.2 million, respectively.
We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.
Other borrowings, historically comprising primarily of FRB and FHLB borrowings, totaled zero and $50.0 million at September 30, 2024, and December 31, 2023, respectively.
As described above, we have utilized wholesale funding, including federal funds purchased, FHLB and FRB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At September 30, 2024, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $1.04 billion, or 22.4% of total funding (deposits and all borrowings, excluding subordinated debt and debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all. Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.
We historically employed derivative financial instruments to manage our exposure to changes in interest rates. During the first nine months of 2024 and 2023, we entered into $136.0 million and $92.9 million (aggregate notional amounts), respectively, of interest rate swaps with commercial loan customers, which were offset with interest rate swaps that the Bank entered into with a broker-dealer. We recorded $1.52 million and $1.46 million of fee income related to these transactions during the first nine months of 2024 and 2023, respectively. See note #6 to the Condensed Consolidated Financial Statements included within this report for more information on our derivative financial instruments.

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
Our primary sources of funds include our deposit base, secured advances from the FHLB and FRB, federal funds purchased, borrowing facilities with other banks, and access to the capital markets (for Brokered CDs). At September 30, 2024, in addition to liquidity available from our normal operating, funding and investing activities we had unused credit lines with the FHLB and FRB of approximately $1.111 billion and $471.7 million, respectively. We also had approximately $771.3 million in fair value of unpledged securities AFS and HTM at September 30, 2024, which could be pledged for an estimated additional borrowing capacity at the FHLB and FRB of approximately $718.0 million.
At September 30, 2024, we had $698.5 million of time deposits that mature in the next 12 months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $3.85 billion of our deposits at September 30, 2024, were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.
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
We also believe that the available cash on hand at the parent company (including time deposits) of approximately $47.0 million as of September 30, 2024, provides sufficient liquidity resources at the parent company to meet operating expenses, to make interest payments on the subordinated debt and debentures, and, along with dividends from the Bank, to pay projected cash dividends on our common stock.
Effective management of capital resources is critical to our mission to create value for our shareholders. In addition to common stock, our capital structure also currently includes subordinated debt and cumulative trust preferred securities.
Capitalization

	September 30, 2024	December 31, 2023
	(In thousands)
Subordinated debt	$39,567	$39,510
Subordinated debentures	39,779	39,728
Amount not qualifying as regulatory capital	(791)	(734)
Amount qualifying as regulatory capital	78,555	78,504
Shareholders’ equity
Common stock	318,216	317,483
Retained earnings	192,405	159,108
Accumulated other comprehensive income (loss)	(58,252)	(72,142)
Total shareholders’ equity	452,369	404,449
Total capitalization	$530,924	$482,953

Index
In May 2020, we issued $40.0 million of fixed to floating subordinated notes with a ten year maturity and a five year call option. The initial coupon rate is 5.95% fixed for five years and then floats at the Secured Overnight Financing Rate (“SOFR”) plus 5.825%. These notes are presented in the Condensed Consolidated Statement of Financial Condition under the caption “Subordinated debt” and the September 30, 2024, balance of $39.6 million is net of remaining unamortized deferred issuance costs of approximately $0.4 million that are being amortized through the maturity date into interest expense on other borrowings and subordinated debt and debentures in our Condensed Consolidated Statements of Operations.
We currently have four special purpose entities with $39.8 million of outstanding cumulative trust preferred securities as of September 30, 2024. These special purpose entities issued common securities and provided cash to our parent company that in turn issued subordinated debentures to these special purpose entities equal to the trust preferred securities and common securities. The subordinated debentures represent the sole asset of the special purpose entities. The common securities and subordinated debentures are included in our Condensed Consolidated Statements of Financial Condition.
The FRB has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at September 30, 2024, and December 31, 2023.
Common shareholders’ equity increased to $452.4 million at September 30, 2024, from $404.4 million at December 31, 2023. The increase is primarily due to earnings retention and a decrease in accumulated other comprehensive loss. Our tangible common equity (“TCE”) totaled $422.5 million and $374.1 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 8.08% and 7.15% at September 30, 2024, and December 31, 2023, respectively. TCE and the ratio of TCE to tangible assets are non-GAAP measures. TCE represents total common equity less goodwill and other intangible assets.
In December 2023, our Board of Directors authorized a 2024 share repurchase plan. Under the terms of the 2024 share repurchase plan, we are authorized to buy back up to 1,100,000, or approximately 5% of our outstanding common stock. There were no shares repurchased during the first nine months of 2024. During the first nine months of 2023, we repurchased 288,401 shares of common stock, for an aggregate purchase price of $5.0 million.
We currently pay a quarterly cash dividend on our common stock. These dividends totaled $0.72 per share and $0.69 per share in the first nine months of 2024 and 2023, respectively. We generally favor a dividend payout ratio between 30% and 50% of net income.
As of September 30, 2024 and December 31, 2023, our Bank (and holding company) continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards (also see note #10 to the Condensed Consolidated Financial Statements included within this report).
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
We employ simulation analyses to monitor our interest-rate risk profile and evaluate potential changes in our net interest income and market value of portfolio equity that result from changes in interest rates. The purpose of these simulations is to identify sources of interest-rate risk. The simulations do not anticipate any actions that we might initiate in response to changes in interest rates and, accordingly, the simulations do not provide a reliable forecast of anticipated results. The simulations are predicated on immediate, permanent and parallel shifts in interest rates and generally assume that current loan and deposit pricing relationships remain constant. The simulations further incorporate assumptions relating to changes in customer behavior, including changes in prepayment rates on certain assets and liabilities. At September 30, 2024, our interest rate risk profile as measured by our longer term interest rate risk measure based on changes in economic value

Index
indicates exposure to rising rates. This measure has decreased modestly from December 31, 2023 due to a decline in asset duration, an increase in liability duration and a higher base value. Asset duration declined given a shift in the asset mix to shorter duration loans. The increase in liability duration is due to modestly lower betas on some non-maturity deposit accounts and a favorable shift in deposit mix with a decline in low duration brokered time deposits combined with growth in higher duration deposits. In addition, at September 30, 2024 our simulation base-rate scenario for market value of portfolio equity increased from December 31, 2023 due primarily to an increase in the Bank’s tangible equity and an improvement in asset values given a decline in interest rates. We are carefully monitoring the change in our funding mix as well as the composition of our earning assets and the impact of potential future changes in interest rates on our changes in market value of portfolio equity and changes in net interest income. As a result, we may add some longer-term borrowings, may utilize derivatives (interest rate swaps, interest rate caps and interest rate floors) and may continue to sell some fixed rate jumbo and other portfolio mortgage loans in the future.
CHANGES IN MARKET VALUE OF PORTFOLIO EQUITY, NET INTEREST INCOME AND NET INTEREST MARGIN

Change in Interest Rates	Market Value of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change	Net Interest Margin(3)	Percent Change
	(Dollars in thousands)
September 30, 2024
200 basis point rise	$550,600	(11.39)%	$179,300	1.36%	3.58%	1.13%
100 basis point rise	585,800	(5.73)	178,500	0.90	3.57	0.85
Base-rate scenario	621,400	—	176,900	—	3.54	—
100 basis point decline	644,300	3.69	174,000	(1.64)	3.48	(1.69)
200 basis point decline	648,500	4.36	173,600	(1.87)	3.47	(1.98)

December 31, 2023
200 basis point rise	$447,600	(17.29)%	$166,000	(2.06)%	3.30%	(2.37)%
100 basis point rise	494,500	(8.63)	168,300	(0.71)	3.35	(0.89)
Base-rate scenario	541,200	—	169,500	—	3.38	—
100 basis point decline	582,800	7.69	169,000	(0.29)	3.36	(0.59)
200 basis point decline	603,200	11.46	167,800	(1.00)	3.34	(1.18)
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
Item 4.
CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures.
With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended September 30, 2024, have concluded that, as of such date, our disclosure controls and procedures were effective.
(b)Changes in Internal Controls.
During the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of the Company's common stock in lieu of fees otherwise payable to the director for his or her service as a director. A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board. Pursuant to this Plan, during the third quarter of 2024, the Company issued 343 shares of common stock to non-employee directors on a current basis and 1,802 shares of common stock to the trust for distribution to directors on a deferred basis. These shares were issued on July 1, 2024 representing aggregate fees of $0.05 million. The shares on a current basis were issued at a price of $27.00 per share and the shares on a deferred basis were issued at a price of $24.30 per share, representing 90% of the fair value of the shares on the credit date. The price per share was the consolidated closing bid price per share of the Company's common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules. The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.
The following table shows certain information relating to repurchases of common stock for the three-months ended September 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
July 2024	242	$31.35	—	1,100,000
August 2024	101	33.88	—	1,100,000
September 2024	—	—	—	1,100,000
Total	343	$32.10	—	1,100,000
(1) July and August represent shares withheld from the shares that would otherwise have been issued to certain officers in order to satisfy the tax withholding obligations resulting from the vesting of restricted stock.
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

Date	November 5, 2024	By	/s/ Gavin A. Mohr
Gavin A. Mohr, Principal Financial Officer

Date	November 5, 2024	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer