Form 10-K
period 2024-12-31
INDEPENDENT BANK CORP /MI/
filed 2025-03-07
CIK 39311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2024 or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________to_____________

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
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2024, was $551,434,347.

The number of shares outstanding of the registrant's common stock as of March 6, 2025 was 20,972,763.

Documents incorporated by reference: Portions of our definitive proxy statement and annual report, to be delivered to shareholders in connection with the April 22, 2025 Annual Meeting of Shareholders, are incorporated by reference into Part I, Part II, Part III, and Part IV of this Form 10-K.
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
Our bank transacts business in the single industry of commercial banking. It offers a broad range of banking services to individuals and businesses, including checking and savings accounts, commercial lending, direct and indirect consumer financing, mortgage lending, and safe deposit box services. Our bank does not offer trust services. Our principal markets are the rural and suburban communities across Lower Michigan, which are served by the bank's main office in Grand Rapids, Michigan, and a total of 56 branches, one drive-thru facility, and four Michigan based loan production offices. We also have one loan production facility in Ohio (Fairlawn). Most of our bank's branches provide full-service lobby and drive-thru services, as well as automatic teller machines (ATMs). In addition, we provide internet and mobile banking capabilities to our customers. We continue to see customer transaction volume declining at our bank offices and increasing through our electronic channels.
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
As of December 31, 2024, our bank had total loans (excluding loans held for sale) of $4.039 billion and total deposits of $4.654 billion.
As of December 31, 2024, we had 732 full-time employees and 102 part-time employees. We compete for talent and human resources with other financial services organizations within our geographic market, which is largely the lower peninsula of Michigan. The market for residential mortgage loan officers and support staff is particularly competitive given the competitive nature of those products. We strive to be an employer of choice by offering competitive compensation and benefits as well as fostering strong employee relations through our culture, training and growth opportunities, and similar measures. As a community-oriented bank, we believe it is especially important for our employees to engage with the communities in our market areas, and we encourage and provide opportunities for our employees to volunteer with local organizations in the markets served by our bank branches.
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

ITEM 1.    BUSINESS (continued)
On a consolidated basis, our principal sources of revenue are interest and fees on loans, other interest income, and non-interest income. The sources of revenue for the three most recent years are as follows:

	2024	2023	2022
Interest and fees on loans	70.7%	68.1%	60.2%
Other interest income	11.8	14.4	13.0
Non-interest income	17.4	17.5	26.8
	100.0%	100.0%	100.0%
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
Under current federal regulations, our holding company is required to maintain the following minimum capital ratios: (1) a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, (2) a minimum ratio of Tier 1 capital to risk-weighted assets of 6%, (3) a minimum ratio of total capital to total risk-weighted assets of 8%, and (4) a minimum leverage ratio of 4%. A 2.5% common equity Tier 1 capital conservation buffer is also required. As of December 31, 2024, our holding company's capital ratios exceeded minimum requirements for the well-capitalized category.
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
Our Tier 1 capital as of December 31, 2024 includes $39.6 million of trust preferred securities (classified on our Consolidated Statements of Financial Condition as "Subordinated debentures"). The Federal Reserve has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities and certain other capital elements is limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit could be included in the Tier 2 capital, subject to restrictions. The provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act adopted in 2010 (the "Dodd-Frank Act") imposed additional limitations on the

ITEM 1.    BUSINESS (continued)
ability to include trust preferred securities as Tier 1 capital; however, these additional limitations do not apply to our outstanding trust preferred securities.
Our Tier 2 capital as of December 31, 2024 includes $40.0 million of subordinated notes that were issued during 2020 and mature May, 2030. Generally, for subordinated debt with a minimum maturity of five years, there is no limit on the amount of subordinated debt that can be included in Tier 2 capital.
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
Change in Control Limitations. Subject to certain exceptions, the Change in Bank Control Act ("Control Act") and regulations promulgated thereunder by the Federal Reserve, require any person acting directly or indirectly, or through or in concert with one or more persons, to give the Federal Reserve 60 days' written notice before acquiring control of a bank holding company. Pursuant to the Control Act, the Federal Reserve has the authority to prevent any such acquisition. Transactions that are presumed to constitute the acquisition of control include the acquisition of any voting securities of a bank holding company having securities registered under Section 12 of the Securities Exchange Act of 1934, as amended, if, after the transaction, the acquiring person (or persons acting in concert) owns, controls or holds with power to vote 10% or more of any class of voting securities of the institution.
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
As of December 31, 2024, our bank's ratios exceeded minimum requirements for the well-capitalized category.
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
ITEM 1A.    RISK FACTORS
Investing in our common stock involves risks, including (among others) the following factors:
Risk Factors Relating to the Financial Services Industry

Pressures from various global and national macroeconomic events, including heightened inflation, uncertainty regarding future interest rates, foreign currency exchange rate fluctuations, recent adverse weather conditions and natural disasters, ongoing conflict in the Middle East, the continuation of the Russia-Ukraine war, and potential governmental responses to these events have created, and continue to create, significant economic uncertainty and could materially and adversely impact our financial condition and performance. In addition, pursuit of various initiatives announced by the new Trump administration may create some degree of volatility in our customers’ businesses, regulation of the financial services industry, and the markets in which we operate.
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
Events within the financial services industry within recent years, including the closures of several banks in 2023 due to large-scale deposit withdrawals over a short period of time, created liquidity risks and concerns within the industry, as well as decreased confidence in banks among depositors, investors, and other counterparties. In general, these events caused some degree of volatility and disruption in the capital markets, as well as reduced valuations of equity and other securities of banks. These failures also highlighted the importance of maintaining diversified funding sources. These market conditions and related factors may impact the competitive landscape for deposits in the financial services industry in an unpredictable manner.
Specifically, these events may materially adversely impact our business, financial condition, results of operations, and/or cash flows, including through potential liquidity pressures, reduced net interest margins, and potential increased credit losses. They may also adversely impact the market price and volatility of our common stock. Government responses to these events may also adversely impact us. Our deposits are insured up to applicable limits by FDIC and are subject to deposit insurance premiums and assessments. The FDIC may increase premiums or impose special assessments on all banks to replenish the Deposit Insurance Fund to ensure that all depositors in failed banks are made whole at no cost to taxpayers. The 2023 bank failures may also prompt changes to laws or regulations governing banks, which could impact our profitability and business.
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
Additional regulatory focus on the financial services industry is common in connection with an economic downturn, as the industry experienced following the most recent financial crisis. As a result, the adverse effects on our business relating to any future economic downturn could be exacerbated by additional regulations and regulatory scrutiny that accompanied or followed any such downturn. We can neither predict when or whether future regulatory or legislative reforms will be enacted nor what their contents will be. The impact of any future legislation or regulatory actions on our businesses or operations cannot be determined at this time, and such impact may adversely affect us. It is difficult to predict what impact the new Trump administration will have on these risks. Any actions by the new administration to scale back regulations or regulatory oversight may become subject to judicial or other challenges, which may increase the degree of uncertainty associated with this risk factor.
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
The operations of financial institutions such as us are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Prevailing economic conditions; the trade, fiscal and monetary policies of the federal government, which have the potential to change significantly with the new Trump administration; and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which in turn significantly affect financial institutions' net interest income. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as federal government and corporate securities and other investment vehicles, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions. Our financial results could be materially adversely impacted by changes in financial market conditions.
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
Our loan customers may not repay their loans according to their respective terms, and the collateral securing the payment of these loans may be insufficient to cover any losses we may incur. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Non-performing loans amounted to $6.0 million and $5.2 million at December 31, 2024, and December 31, 2023, respectively. Our allowance for credit losses coverage ratio of non-performing loans was 989.32% and 1,044.69% at December 31, 2024, and December 31, 2023, respectively. The decrease in this coverage ratio in 2024 was primarily due to an increase in non-performing loans that was partially offset by an increase in the allowance for credit losses. In determining the size of the allowance for credit losses, we rely on our experience and our evaluation of current economic conditions. If our assumptions or judgments prove to be incorrect, our current allowance for credit losses may not be sufficient to cover certain credit losses inherent in our loan portfolio, and adjustments may be necessary to account for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance for credit losses would adversely impact our operating results.
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
We maintain diversified securities portfolios, which include obligations of the Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions, mortgage-backed securities, corporate securities and asset-backed securities. We seek to limit credit losses in our securities portfolios by principally purchasing highly rated securities (generally rated "AA" or higher by a major debt rating agency) and by conducting due diligence on the issuer. However, gross unrealized losses on securities available for sale and securities held to maturity in our portfolio totaled approximately $62.7 million and $53.9 million, respectively as of December 31, 2024 (compared to approximately $65.2 million and $55.9, respectively as of December 31, 2023). We believe these unrealized losses are temporary in nature and are expected to be recovered within a reasonable time period as we believe we have the ability to hold the securities to maturity or until such time as the unrealized losses reverse. We evaluate securities available for sale for other impairment related to credit at least quarterly and more frequently when economic or market concerns warrant such evaluation. Those evaluations may result in a provision for credit losses recorded in our earnings. We measure expected credit losses on securities held to maturity ("HTM") on a collective basis by major security type with each type sharing similar risk characteristics, and we consider historical credit loss information. We may, in the future, experience losses in our securities portfolios which may result in credit losses that could materially adversely affect our results of operations.
Our mortgage-banking revenues are susceptible to substantial variations, due in part to factors we do not control, such as market interest rates.
A portion of our revenues are derived from net gains on mortgage loans. These net gains primarily depend on the volume of loans we sell, which in turn depends on our ability to originate real estate mortgage loans and the demand for fixed-rate obligations and other loans that are outside of our established interest-rate risk parameters. Net gains on mortgage loans are also dependent upon economic and competitive factors as well as our ability to effectively manage exposure to changes in interest rates. Consequently, they can often be a volatile part of our overall revenues. We realized net gains of $6.6 million on mortgage loans during 2024 compared to $7.4 million during 2023 and $6.4 million during 2022.
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
We have identified certain accounting policies as being critical because they require us to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are subject to internal controls and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding management's judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements. See note #1, "Accounting Policies" in the Notes to Consolidated Financial Statements in our annual report, to be delivered to shareholders in connection with the April 22, 2025 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K).
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
With regard to cybersecurity specifically, we have a Chief Information Security Officer who reports to our Chief Information Officer, with a dotted-line reporting relationship to our Chief Executive Officer, and collaborates regularly with our Chief Risk Officer and Risk Team. Our Chief Information Security Officer meets with the Chief Executive Officer on a standard cadence and chairs a committee focused on cybersecurity with monthly reports made to our Risk Committee. Minutes from these meetings as well as select materials are shared with the full Board of Directors, and our Chief Information Security Officer delivers an annual report to our Board of Directors.
In addition, our entire management team is actively engaged in assessing and managing material risks from cybersecurity threats. We have established a robust framework for identifying, preventing, mitigating, and remediating such risks.
We have an extensive and experienced team responsible for cybersecurity risk management.
Our current Chief Information Security Officer has a comprehensive information security background with over 20 years of experience in managing or assisting in managing cybersecurity risks across multiple industries with the majority of that experience at community banking institutions. Our Chief Information Security Officer holds multiple industry certifications from groups such as ISC2 and GIAC.
To support the Chief Information Security Officer in managing cybersecurity and our Chief Risk Officer in managing cybersecurity risks, we have established a cross-functional cybersecurity team that includes experts in various aspects of information security. This team of employees includes individuals with many years of prior combined work experience in cybersecurity and data protection. These individuals are responsible for the day-to-day implementation of our cybersecurity program, including providing immediate notice to our Chief Information Security Officer and our Chief Risk Officer of any potential cybersecurity incidents.
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
As noted above, our Chief Risk Officer, Chief Information Security Officer, and cybersecurity team provide regular reports to the Board regarding cybersecurity risks, as well as a review of the processes described above. In particular, our Chief Risk Officer provides reports at every regularly scheduled Board meeting regarding our most material risks and the degree of exposure to these risks. Our management personnel are also required to provide more frequent updates to the Enterprise Risk Committee on major developments regarding cybersecurity matters. The Committee, in turn, provides regular updates to the Board on these matters.
ITEM 2.    PROPERTIES
We and our bank operate a total of 80 facilities in Michigan and one leased facility in Ohio. We own 56 and lease 24 of the facilities in Michigan.
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
The following sets forth certain information with respect to our executive officers at March 7, 2025.

Name (Age)	Position	First elected as an executive officer

William B. Kessel (60)	President, Chief Executive Officer and Director	2004
Gavin A. Mohr (41)	Executive Vice President and Chief Financial Officer(1)	2020
Stefanie M. Kimball (65)	Executive Vice President and Chief Risk Officer	2007
Joel Rahn (58)	Executive Vice President, Commercial Banking(2)	2021
Larry R. Daniel (61)	Executive Vice President, Operations and Retail Banking	2017
Patrick J. Ervin (59)	Executive Vice President, Mortgage Banking	2017
Christopher S. Michaels (58)	Executive Vice President, Chief Operating Officer(3)	2025
James J. Twarozynski (59)	Senior Vice President and Chief Accounting Officer	2002
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
(3)Mr. Michaels joined Independent Bank in February of 2012 as a part of our information and technology team and was promoted to Senior Vice President and Chief Information Officer in January, 2020. He was promoted to Executive Vice President and Chief Operating Officer in January, 2025.

PART II.
ITEM 5.    MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The information set forth under the caption "Quarterly Summary" in our annual report, to be delivered to shareholders in connection with the April 22, 2025 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.
We maintain a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of our common stock in lieu of fees otherwise payable to the director for his or her service as a director. A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board. Pursuant to this Plan, during the fourth quarter of 2024, we issued 278 shares of common stock to non-employee directors on a current basis and 1,459 shares of common stock to the trust for distribution to directors on a deferred basis. These shares were issued on October 1, 2024, representing aggregate fees of $0.05 million. The shares issued on a current basis were issued at a price of $33.35 per share and the shares to be issued on a deferred basis were issued at a price of $30.02 per share, representing 90% of the fair value of the shares on the credit date. The per-share value used was the consolidated closing bid price per share of our common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules. We issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table shows certain information relating to purchases of common stock for the three- months ended December 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan(2)
October 2024	—	$—	—	1,100,000
November 2024	—	—	—	1,100,000
December 2024	1,040	37.37	—	—
Total	1,040	$37.37	—	—
(1) December represents shares withheld from the shares that would otherwise have been issued to certain officers in order to satisfy the tax withholding obligations resulting from the vesting of restricted stock.
(2) The share repurchase plan we had in place for 2024 was announced on December 19, 2023, and expired on December 31, 2024. It authorized the repurchase during 2024 of up to 1,100,000 shares of our outstanding common stock.
ITEM 6.    [RESERVED]
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report, to be delivered to shareholders in connection with the April 22, 2025 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Asset/liability management" in our annual report, to be delivered to shareholders in connection with the April 22, 2025 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements and the independent auditor's report are set forth in our annual report, to be delivered to shareholders in connection with the April 22, 2025 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and are incorporated herein by reference.

Management's Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition at December 31, 2024 and 2023

Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022

Notes to Consolidated Financial Statements
The supplementary data required by this item set forth under the caption "Quarterly Financial Data (Unaudited)" in our annual report, to be delivered to shareholders in connection with the April 22, 2025 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.
The portions of our annual report, to be delivered to shareholders in connection with the April 22, 2025 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), which are not specifically incorporated by reference as part of this Form 10-K are not deemed to be a part of this report.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
1.Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the year ended December 31, 2024 (the "Evaluation Date"), have concluded that, as of such date, our disclosure controls and procedures were effective.
2.Internal Control Over Financial Reporting. "Management's Annual Report on Internal Control Over Financial Reporting" and our independent registered public accounting firm's audit of internal control over financial reporting as of December 31, 2024 included within the "Report of Independent Registered Public Accounting Firm," each as set forth in our annual report, to be delivered to shareholders in connection with the April 22, 2025 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K) are incorporated herein by reference.

ITEM 9B.    OTHER INFORMATION

During the fourth quarter of 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 Trading Arrangement" or "Non-Rule 10b5‑1 Trading Arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS - The information with respect to our directors set forth under the caption "Proposal I Submitted for Your Vote -- Election of Directors" in our definitive proxy statement, to be delivered to shareholders in connection with the April 22, 2025 Annual Meeting of Shareholders, is incorporated herein by reference.
BENEFICIAL OWNERSHIP REPORTING – The information set forth under the caption "Delinquent Section 16(a) Reports" in our definitive proxy statement, to be delivered to shareholders in connection with the April 22, 2025 Annual Meeting of Shareholders, is incorporated herein by reference.
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
CORPORATE GOVERNANCE – Information relating to our audit committee, set forth under the captions "Board Committees and Functions" and "Determination of Independence of Board Members" in our definitive proxy statement, to be delivered to shareholders in connection with the April 22, 2025 Annual Meeting of Shareholders, is incorporated herein by reference.
INSIDER TRADING POLICY - Information relating to our insider trading policy, set forth under the caption “Insider Trading Policy” in our definitive proxy statement, to be delivered to shareholders in connection with the April 22, 2025 Annual Meeting of Shareholders, is incorporated herein by reference. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION
The information set forth under the captions "Executive Compensation," "Director Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in our definitive proxy statement, to be delivered to shareholders in connection with the April 22, 2025 Annual Meeting of Shareholders, is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth under the captions "Voting Securities and Record Date", "Proposal I Submitted for Your Vote -- Election of Directors" and "Securities Ownership of Management" in our definitive proxy statement, to be delivered to shareholders in connection with the April 22, 2025 Annual Meeting of Shareholders, is incorporated herein by reference.
We maintain certain equity compensation plans under which our common stock is authorized for issuance to employees and directors, including our Deferred Compensation and Stock Purchase Plan for Non-employee Directors and our Long-Term Incentive Plan.

The following sets forth certain information regarding our equity compensation plans as of December 31, 2024.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	5,583	$13.43	375,171

Equity compensation plan not approved by security holders	None	N/A	60,311
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
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth under the captions "Transactions Involving Management" and "Determination of Independence of Board Members" in our definitive proxy statement, to be delivered to shareholders in connection with the April 22, 2025 Annual Meeting of Shareholders, is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth under the caption "Disclosure of Fees Paid to our Independent Auditors" in our definitive proxy statement, to be delivered to shareholders in connection with the April 22, 2025 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV.
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.
Financial Statements
All of our financial statements are incorporated herein by reference as set forth in the annual report to be delivered to shareholders in connection with the April 22, 2025 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K.)

	2.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located below.
EXHIBIT INDEX
Exhibit number and description
EXHIBITS FILED HEREWITH

10.9*	Form of Restricted Share Agreement as executed with certain executive officers.
10.10*	Form of Performance Share Award Agreement as executed with certain executive officers.
10.11*	Executive Nonqualified Excess Plan, effective July 1, 2016.
13
Annual report, relating to the April 22, 2025 Annual Meeting of Shareholders. This annual report will be delivered to our shareholders in compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended.

19	Insider Trading Policy.
21	List of Subsidiaries.
23	Consent of Independent Registered Public Accounting Firm (Crowe LLP).
24	Power of Attorney (included on page 25).
31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

EXHIBITS INCORPORATED BY REFERENCE

3.1	Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to our quarterly report on Form 10-Q filed November 3, 2017).
3.2	Amended and Restated Bylaws (incorporated here by reference to Exhibit 3.2 to our annual report on Form 10-K filed March 7, 2017).
4.1	Description of Registrant’s Common Stock (incorporated here by reference to Exhibit 4 to our annual report on Form 10-K filed March 6, 2020).
4.2	Form of 5.95% Fixed-to-Floating Rate Subordinated Note due 2030 (included as Exhibit A to the Form of Subordinated Note Purchase Agreement filed as Exhibit 10.7 to this Annual Report on Form 10-K).
10.1*	The form of Indemnity Agreement, as executed with all of the directors of the registrant (incorporated herein by reference to Exhibit 10.3 to the Form S-4 we filed on December 29, 2017).
10.2*	The form of Management Continuity Agreement as executed with executive officers and certain senior managers (incorporated herein by reference to Exhibit 10.4 to the Form S-4 we filed on December 29, 2017).
10.3*	2021 Independent Bank Corporation Long-Term Incentive Plan, effective April 20, 2021 (incorporated herein by reference to Appendix A to our proxy statement filed on Schedule 14A on March 5, 2021).
10.4*	Amended and Restated Deferred Compensation and Stock Purchase Plan for Nonemployee Directors, as amended through March 19, 2019 (incorporated herein by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed May 3, 2019).
10.5*	Form of TSR Performance Share Award Agreement as executed with certain executive officers (incorporated herein by reference to Exhibit 10.12 to our annual report on Form 10-K filed March 7, 2014).
10.6*	Summary of Independent Bank Corporation Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.10 to our annual report on Form 10-K filed March 6, 2015).
10.7	Form of Subordinated Note Purchase Agreement dated May 27, 2020, by and among Independent Bank Corporation and the Purchasers (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 27, 2020).
10.8*
Form of Long-Term Incentive Plan Performance Share Award Agreement as executed with certain executive officers (incorporated herein by reference to Exhibit 10.9 to our annual report on Form 10-K filed March 3, 2023).

97	Independent Bank Corporation Clawback Policy (incorporated herein by reference to Exhibit 97 to our annual report on Form 10-K filed March 8, 2024).
*Represents a compensation plan.
ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INDEPENDENT BANK CORPORATION

s/Gavin A. Mohr	By: Gavin A. Mohr, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 7, 2025

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

William B. Kessel, President, Chief Executive Officer, and Director (Principal Executive Officer)	s/William B. Kessel	March 7, 2025
Gavin A. Mohr, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	s/Gavin A. Mohr	March 7, 2025
James J. Twarozynski, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	s/James J. Twarozynski	March 7, 2025

Stephen L. Gulis, Jr. Chairperson and Director	s/Stephen L. Gulis, Jr.	March 7, 2025

Dennis W. Archer, Jr., Director	s/Dennis W. Archer, Jr.	March 7, 2025

Terance L. Beia, Director	s/Terance L. Beia	March 7, 2025

William J. Boer, Director	s/William J. Boer	March 7, 2025

Joan A. Budden, Director	s/Joan A. Budden	March 7, 2025

Michael J. Cok, Director	s/Michael J. Cok	March 7, 2025

Christina L. Keller, Director	s/Christina L. Keller	March 7, 2025

William B. Kessel, Director	s/William B. Kessel	March 7, 2025

Ronia F. Kruse, Director	s/Ronia F. Kruse	March 7, 2025

Michael M. Magee, Jr.	s/Michael M. Magee, Jr.	March 7, 2025