Form 10-Q
period 2025-03-31
INDEPENDENT BANK CORP /MI/
filed 2025-05-07
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2025
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
YES ☐ NO ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, no par value, 20,720,940 as of May 6, 2025.

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
This list provides examples of factors that could affect the results described by forward-looking statements contained in this report, but the list is not intended to be all-inclusive. The risk factors disclosed in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as updated by any new or modified risk factors disclosed in Part II – Item 1A of any subsequently filed Quarterly Report on Form 10-Q, include the known risks our management believes could materially affect the results described by forward-looking statements in this report. However, those risks may not be the only risks we face. Our results of operations, cash flows, financial position, and prospects could also be materially and adversely affected by additional factors that are not presently known to us that we currently consider to be immaterial, or that develop after the date of this report. We cannot assure you that our future results will meet expectations. While we believe the forward-looking statements in this report are reasonable, you should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. We do not undertake, and expressly disclaim, any obligation to update or alter any statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Index

Part I - Item 1.	INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	March 31, 2025	December 31, 2024
	(Unaudited)
	(In thousands, except share amounts)
Assets
Cash and due from banks	$60,566	$56,984
Interest bearing deposits	67,579	62,898
Cash and Cash Equivalents	128,145	119,882
Securities available for sale	529,676	559,182
Securities held to maturity (fair value of $302,579 at March 31, 2025 and $301,860 at December 31, 2024 )	336,928	339,436
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	15,587	16,099
Loans held for sale, carried at fair value	9,514	7,643
Loans
Commercial	1,992,187	1,937,364
Mortgage	1,512,807	1,516,726
Installment	567,697	584,735
Total Loans	4,072,691	4,038,825
Allowance for credit losses	(60,035)	(59,379)
Net Loans	4,012,656	3,979,446
Other real estate and repossessed assets, net	413	938
Property and equipment, net	37,369	37,492
Bank-owned life insurance	53,721	53,855
Capitalized mortgage loan servicing rights, carried at fair value	32,171	46,796
Other intangibles	1,366	1,488
Goodwill	28,300	28,300
Accrued income and other assets	142,582	147,547
Total Assets	$5,328,428	$5,338,104

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$989,928	$1,013,647
Savings and interest-bearing checking	2,017,800	1,995,314
Reciprocal	910,526	907,031
Time	635,172	628,285
Brokered time	80,505	109,811
Total Deposits	4,633,931	4,654,088
Other borrowings	45,014	45,009
Subordinated debt	39,605	39,586
Subordinated debentures	39,813	39,796
Accrued expenses and other liabilities	102,788	104,939
Total Liabilities	4,861,151	4,883,418
Commitments and contingent liabilities
Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 20,970,115 shares at March 31, 2025 and 20,895,714 shares at December 31, 2024	318,365	318,777
Retained earnings	215,995	205,853
Accumulated other comprehensive loss	(67,083)	(69,944)
Total Shareholders’ Equity	467,277	454,686
Total Liabilities and Shareholders’ Equity	$5,328,428	$5,338,104
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2025	2024
	(Unaudited)
	(In thousands, except per share amounts)
Interest Income
Interest and fees on loans	$57,768	$55,043
Interest on securities
Taxable	4,036	5,251
Tax-exempt	2,770	3,391
Other investments	1,570	1,441
Total Interest Income	66,144	65,126
Interest Expense
Deposits	20,955	22,810
Other borrowings and subordinated debt and debentures	1,504	2,119
Total Interest Expense	22,459	24,929
Net Interest Income	43,685	40,197
Provision for credit losses	721	744
Net Interest Income After Provision for Credit Losses	42,964	39,453
Non-interest Income
Interchange income	3,127	3,151
Service charges on deposit accounts	2,814	2,872
Net gains (losses) on assets
Mortgage loans	2,303	1,364
Securities available for sale	(330)	(269)
Mortgage loan servicing, net	(636)	2,725
Other	3,146	2,718
Total Non-interest Income	10,424	12,561
Non-interest Expense
Compensation and employee benefits	20,383	20,770
Data processing	3,729	3,255
Occupancy, net	2,223	2,074
Interchange expense	1,119	1,097
Furniture, fixtures and equipment	885	954
Advertising	861	491
Loan and collection	786	512
FDIC deposit insurance	711	782
Communications	591	615
Legal and professional	479	486
Costs (recoveries) related to unfunded lending commitments	196	(652)
Other	2,299	1,809
Total Non-interest Expense	34,262	32,193
Income Before Income Tax	19,126	19,821
Income tax expense	3,536	3,830
Net Income	$15,590	$15,991
Net Income Per Common Share
Basic	$0.74	$0.77
Diluted	$0.74	$0.76
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three months ended March 31,
	2025	2024
	(Unaudited - In thousands)

Net income	$15,590	$15,991
Other comprehensive income
Securities available for sale
Unrealized gains arising during period	1,596	1,524
Accretion of net unrealized losses on securities transferred to held to maturity	806	820
Reclassification adjustments for losses included in earnings	330	269
Unrealized gains recognized in other comprehensive income on securities available for sale	2,732	2,613
Income tax expense	574	549
Unrealized gains recognized in other comprehensive income on securities available for sale, net of tax	2,158	2,064
Derivative instruments
Unrealized gains (losses) arising during period	466	(2,229)
Reclassification adjustment for expense recognized in earnings	424	266
Unrealized gains (losses) recognized in other comprehensive income on derivative instruments	890	(1,963)
Income tax expense (benefit)	187	(412)
Unrealized gains (losses) recognized in other comprehensive income on derivative instruments, net of tax	703	(1,551)
Other comprehensive income	2,861	513
Comprehensive income	$18,451	$16,504
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2025	2024
	(Unaudited - In thousands)
Net Income	$15,590	$15,991
Adjustments to Reconcile Net Income to Net Cash From Operating Activities
Proceeds from sales of loans held for sale	75,999	75,178
Disbursements for loans held for sale	(75,684)	(70,800)
Provision for credit losses	721	744
Deferred income tax expense (benefit)	(1,036)	1,535
Net deferred loan fees	814	127
Net depreciation, amortization of intangible assets and premiums and accretion of discounts on securities and loans	2,352	2,509
Net gains on mortgage loans	(2,303)	(1,364)
Net losses on securities available for sale	330	269
Share based compensation	758	591
(Increase) decrease in accrued income and other assets	16,386	(3,324)
Decrease in accrued expenses and other liabilities	(2,228)	(623)
Total Adjustments	16,109	4,842
Net Cash From Operating Activities	31,699	20,833
Cash Flow From Investing Activities
Proceeds from the sale of securities available for sale	22,503	37,273
Proceeds from the sale of securities held to maturity previously charged off	—	1,125
Proceeds from maturities, prepayments and calls of securities available for sale	11,105	27,484
Proceeds from maturities, prepayments and calls of securities held to maturity	3,122	2,724
Purchases of securities available for sale	(1,000)	—
Purchases of Federal Home Loan Bank stock	(697)	—
Proceeds from the redemption of Federal Home Loan Bank stock	1,209	—
Net increase in portfolio loans (loans originated, net of principal payments)	(41,952)	(58,407)
Proceeds from the sale of portfolio loans	8,912	6,808
Proceeds from bank-owned life insurance	431	889
Proceeds from the sale of other real estate and repossessed assets	823	172
Proceeds from the sale of property and equipment	—	299
Capital expenditures	(1,122)	(676)
Net Cash From Investing Activities	3,334	17,691
Cash Flow Used in Financing Activities
Net decrease in total deposits	(20,157)	(40,465)
Net increase (decrease) in other borrowings	5	(22)
Proceeds from Federal Home Loan Bank Advances	95,000	—
Payments of Federal Home Loan Bank Advances	(95,000)	—
Dividends paid	(5,448)	(4,999)
Repurchase of common stock	(33)	—
Share based compensation withholding obligation	(1,137)	(975)
Net Cash Used in Financing Activities	(26,770)	(46,461)
Net Increase (Decrease) in Cash and Cash Equivalents	8,263	(7,937)
Cash and Cash Equivalents at Beginning of Period	119,882	169,781
Cash and Cash Equivalents at End of Period	$128,145	$161,844
Cash paid during the period for
Interest	$21,576	$24,962
Income taxes	2,500	—
Transfers to other real estate and repossessed assets	232	586
Right of use assets obtained in exchange for lease obligations	335	2,119
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(Dollars in thousands, except per share amounts)
Balances at January 1, 2025	$318,777	$205,853	$(69,944)	$454,686
Net income, three months ended March 31, 2025	—	15,590	—	15,590
Cash dividends declared, $0.26 per share	—	(5,448)	—	(5,448)
Repurchase of 1,093 shares of common stock	(33)	—	—	(33)
Share based compensation (issuance of 106,099 shares of common stock)	758	—	—	758
Share based compensation withholding obligation (withholding of 33,398 shares of common stock)	(1,137)	—	—	(1,137)
Other comprehensive income	—	—	2,861	2,861
Balances at March 31, 2025	$318,365	$215,995	$(67,083)	$467,277

Balances at January 1, 2024	$317,483	$159,108	$(72,142)	$404,449
Net income, three months ended March 31, 2024	—	15,991	—	15,991
Cash dividends declared, $0.24 per share	—	(4,999)	—	(4,999)
Share based compensation (issuance of 102,324 shares of common stock)	591	—	—	591
Share based compensation withholding obligation (withholding of 39,683 shares of common stock)	(975)	—	—	(975)
Other comprehensive income	—	—	513	513
Balances at March 31, 2024	$317,099	$170,100	$(71,629)	$415,570
See notes to interim condensed consolidated financial statements (Unaudited)

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Preparation of Financial Statements
The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2024 included in our Annual Report on Form 10-K.
In our opinion, the accompanying unaudited interim condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of March 31, 2025 and December 31, 2024, and the results of operations for the three-month periods ended March 31, 2025 and 2024. The results of operations for the three-month periods ended March 31, 2025, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the prior period interim condensed consolidated financial statements to conform to the current period presentation. Our critical accounting policies include the determination of the allowance for credit losses (“ACL”) and the valuation of capitalized mortgage loan servicing rights. Refer to our 2024 Annual Report on Form 10-K for a disclosure of our accounting policies.
2.    New Accounting Standards
In December, 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". This ASU modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). This ASU also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. This ASU takes effect in annual reporting periods beginning after December 15, 2024, with early adoption permitted. The adoption of this ASU on January 1, 2025, did not have a material impact on our interim Condensed Consolidated Financial Statements.
In December, 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". This ASU requires public business entities to disaggregate certain expense captions into specific categories in disclosures within the footnotes to the consolidated financial statements. This ASU takes effect in annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We do not expect the adoption of this ASU to have a material impact on our interim Condensed Consolidated Financial Statements.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
3.    Securities
Securities available for sale (“AFS”) consist of the following:

	Amortized Cost	Unrealized
		Gains	Losses	Fair Value
	(In thousands)
March 31, 2025
U.S. agency	$9,251	$1	$578	$8,674
U.S. agency residential mortgage-backed	77,892	80	8,390	69,582
U.S. agency commercial mortgage-backed	12,332	—	1,056	11,276
Private label mortgage-backed	52,746	265	3,752	49,259
Other asset backed	36,686	26	676	36,036
Obligations of states and political subdivisions	327,439	—	43,189	284,250
Corporate	72,823	—	3,203	69,620
Trust preferred	987	—	8	979
Total	$590,156	$372	$60,852	$529,676

December 31, 2024
U.S. agency	$8,858	$1	$700	$8,159
U.S. agency residential mortgage-backed	80,589	47	9,499	71,137
U.S. agency commercial mortgage-backed	12,821	—	1,180	11,641
Private label mortgage-backed	74,268	263	4,496	70,035
Other asset backed	39,232	18	734	38,516
Obligations of states and political subdivisions	330,874	14	42,097	288,791
Corporate	73,960	—	4,039	69,921
Trust preferred	986	—	4	982
Total	$621,588	$343	$62,749	$559,182

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Securities held to maturity (“HTM”) consist of the following:

	Carrying Value	Transferred Unrealized Loss (1)	ACL	Amortized Cost	Unrealized		Fair Value
					Gains	Losses
	(In thousands)
March 31, 2025
U.S. agency	$23,998	$1,374	$—	$25,372	$—	$4,405	$20,967
U.S. agency residential mortgage-backed	98,712	8,417	—	107,129	—	22,830	84,299
U.S. agency commercial mortgage-backed	3,985	97	—	4,082	—	368	3,714
Private label mortgage-backed	7,337	162	1	7,500	—	453	7,047
Obligations of states and political subdivisions	155,910	4,853	17	160,780	34	18,520	142,294
Corporate	46,031	420	108	46,559	—	3,301	43,258
Trust preferred	955	42	3	1,000	—	—	1,000
Total	$336,928	$15,365	$129	$352,422	$34	$49,877	$302,579

December 31, 2024
U.S. agency	$24,150	$1,404	$—	$25,554	$—	$4,987	$20,567
U.S. agency residential mortgage-backed	100,700	8,669	—	109,369	—	24,631	84,738
U.S. agency commercial mortgage-backed	4,013	107	—	4,120	—	402	3,718
Private label mortgage-backed	7,350	190	1	7,541	—	551	6,990
Obligations of states and political subdivisions	156,305	5,262	17	161,584	28	19,461	142,151
Corporate	45,964	496	111	46,571	—	3,875	42,696
Trust preferred	954	43	3	1,000	—	—	1,000
Total	$339,436	$16,171	$132	$355,739	$28	$53,907	$301,860
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our investments' gross unrealized losses and fair values for securities AFS aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2025
U.S. agency	$1,283	$2	$7,256	$576	$8,539	$578
U.S. agency residential mortgage-backed	152	—	55,963	8,390	56,115	8,390
U.S. agency commercial mortgage-backed	—	—	11,276	1,056	11,276	1,056
Private label mortgage-backed	—	—	48,229	3,752	48,229	3,752
Other asset backed	4,531	31	24,622	645	29,153	676
Obligations of states and political subdivisions	353	16	283,897	43,173	284,250	43,189
Corporate	1,484	12	68,136	3,191	69,620	3,203
Trust preferred	—	—	979	8	979	8
Total	$7,803	$61	$500,358	$60,791	$508,161	$60,852

December 31, 2024
U.S. agency	$324	$1	$7,565	$699	$7,889	$700
U.S. agency residential mortgage-backed	147	—	61,219	9,499	61,366	9,499
U.S. agency commercial mortgage-backed	—	—	11,641	1,180	11,641	1,180
Private label mortgage-backed	2,551	8	66,411	4,488	68,962	4,496
Other asset backed	3,984	19	27,052	715	31,036	734
Obligations of states and political subdivisions	221	1	288,570	42,096	288,791	42,097
Corporate	1,473	23	68,448	4,016	69,921	4,039
Trust preferred	—	—	982	4	982	4
Total	$8,700	$52	$531,888	$62,697	$540,588	$62,749
Securities AFS in unrealized loss positions are evaluated quarterly for impairment related to credit losses. For securities AFS in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities AFS that do not meet this criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, adverse conditions specifically related to the security and the issuer and the impact of changes in market interest rates on the market value of the security, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss), net of applicable taxes. No ACL for securities AFS was needed at March 31, 2025 and December 31, 2024. Accrued interest receivable on securities AFS totaled $3.3 million and $3.9 million at March 31, 2025 and December 31, 2024, respectively,

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
and is excluded from the estimate of credit losses and is included in accrued income and other assets in the interim Condensed Consolidated Statements of Financial Condition.
U.S. agency, U.S. agency residential mortgage-backed and U.S. agency commercial mortgage-backed securities — at March 31, 2025, we had 30 U.S. agency, 98 U.S. agency residential mortgage-backed and 10 U.S. agency commercial mortgage-backed securities whose fair value is less than amortized cost. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. The unrealized losses are largely attributed to widening spreads to Treasury bonds and/or an increase in interest rates since acquisition.
Private label mortgage backed, other asset backed and corporate securities — at March 31, 2025, we had 60 private label mortgage backed, 43 other asset backed, and 72 corporate securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and/or an increase in interest rates since acquisition.
Obligations of states and political subdivisions — at March 31, 2025, we had 308 municipal securities whose fair value is less than amortized cost. The unrealized losses are primarily due to an increase in interest rates since acquisition.
Trust preferred securities — at March 31, 2025, we had one trust preferred security whose fair value is less than amortized cost. This trust preferred security is a single issue security issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities has suffered from credit spread widening. This security is rated by a major rating agency as investment grade.
At March 31, 2025 management does not intend to liquidate any of the securities discussed above and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses.
We recorded no credit related charges in our interim Condensed Consolidated Statements of Operations related to securities AFS during the three month periods ended March 31, 2025 and 2024, respectively.
The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of securities HTM to present the net amount expected to be collected. Securities HTM are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in our interim Condensed Consolidated Statements of Operations in provision for credit losses. We measure expected credit losses on securities HTM on a collective basis by major security type with each type sharing similar risk characteristics, and consider historical credit loss information. Accrued interest receivable on securities HTM totaled $1.9 million and $1.7 million at March 31, 2025 and December 31, 2024, respectively and is excluded from the estimate of credit losses and is included in accrued income and other assets in the interim Condensed Consolidated Statements of Financial Condition. With regard to U.S. Government-sponsored agency and mortgage-backed securities (residential and commercial), all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to obligations of states and political subdivisions, private label-mortgage-backed, corporate and trust preferred securities HTM, we consider (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in our portfolio have been insignificant. During the first quarter of 2023, one corporate security (Signature Bank) defaulted resulting in a full charge-off. Subsequent to this security's charge-off, a portion of its fair value had recovered and was subsequently sold during the first quarter of 2024 for $1.1 million during which period we recorded that amount as a recovery to the ACL. Despite this lone security loss, the long-term historical loss rates associated with securities having similar grades as those in our portfolio have been insignificant. Furthermore, as of March 31, 2025 and December 31, 2024, there were no past due principal and interest payments associated with these securities. At those same dates an allowance for credit losses of $129,000 and $132,000, respectively was recorded on non U.S. agency securities HTM based on applying the long-term historical credit loss rate, as published by credit rating agencies, for similarly rated securities.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
On a quarterly basis, we monitor the credit quality of securities HTM through the use of credit ratings. The carrying value of securities HTM aggregated by credit quality follow:

	Private Label Mortgage- Backed	Obligations of States and Political Subdivisions	Corporate	Trust Preferred	Carrying Value Total
	(In thousands)
March 31, 2025
Credit rating:
AAA	$7,337	$34,589	$—	$—	$41,926
AA	—	102,609	—	—	102,609
A	—	1,960	5,003	—	6,963
BBB	—	650	36,104	—	36,754
BB	—	—	1,967	—	1,967
Non-rated	—	16,102	2,957	955	20,014
Total	$7,337	$155,910	$46,031	$955	$210,233

December 31, 2024
Credit rating:
AAA	$7,350	$34,973	$—	$—	$42,323
AA	—	101,112	—	—	101,112
A	—	3,473	5,005	—	8,478
BBB	—	652	36,045	—	36,697
BB	—	—	1,963	—	1,963
Non-rated	—	16,095	2,951	954	20,000
Total	$7,350	$156,305	$45,964	$954	$210,573

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

An analysis of the allowance for credit losses by security HTM type for the three months ended March 31 follows:

	Private Label Mortgage- Backed	Obligations of States and Political Subdivisions	Corporate	Trust Preferred	Total
	(In thousands)
2025
Balance at beginning of period	$1	$17	$111	$3	$132
Additions (deductions)
Provision for credit losses	—	—	(3)	—	(3)
Recoveries credited to the allowance	—	—	—	—	—
Securities HTM charged against the allowance	—	—	—	—	—
Balance at end of period	$1	$17	$108	$3	$129

2024
Balance at beginning of period	$4	$33	$116	$4	$157
Additions (deductions)
Provision for credit losses	—	(2)	(1,125)	—	(1,127)
Recoveries credited to the allowance	—	—	1,125	—	1,125
Securities HTM charged against the allowance	—	—	—	—	—
Balance at end of period	$4	$31	$116	$4	$155
The amortized cost and fair value of securities AFS and securities HTM at March 31, 2025, by contractual maturity, follow:

	Securities AFS		Securities HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturing within one year	$34,413	$34,000	$11,744	$11,560
Maturing after one year but within five years	136,630	127,540	53,173	49,785
Maturing after five years but within ten years	38,838	34,632	96,389	85,659
Maturing after ten years	200,619	167,351	72,405	60,515
	410,500	363,523	233,711	207,519
U.S. agency residential mortgage-backed	77,892	69,582	107,129	84,299
U.S. agency commercial mortgage-backed	12,332	11,276	4,082	3,714
Private label mortgage-backed	52,746	49,259	7,500	7,047
Other asset backed	36,686	36,036	—	—
Total	$590,156	$529,676	$352,422	$302,579
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

		Realized
	Proceeds	Gains	Losses
	(In thousands)
2025	$22,503	$1	$331
2024	37,273	14	283

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
The first ACL element (specific allocations) includes loans that do not share similar risk characteristics and are evaluated on an individual basis. We will typically evaluate on an individual basis loans that are on nonaccrual; commercial loans that have been modified resulting in a concession, for which the borrower is experiencing financial difficulties, and which are considered loan modifications or with well defined weaknesses; and severely delinquent mortgage and installment loans. When we determine that foreclosure is probable or when repayment is expected to be provided substantially through the operation or sale of underlying collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for estimated selling costs. For loans evaluated on an individual basis that are not determined to be collateral dependent, a discounted cash flow analysis is performed to determine expected credit losses.
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
An analysis of the ACL by portfolio segment for the three months ended March 31, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2025
Balance at beginning of period	$22,872	$22,317	$3,040	$11,150	$59,379
Additions (deductions)
Provision for credit losses	1,379	(2,379)	59	1,665	724
Recoveries credited to the allowance	46	122	382	—	550
Loans charged against the allowance	—	(24)	(594)	—	(618)
Balance at end of period	$24,297	$20,036	$2,887	$12,815	$60,035

2024
Balance at beginning of period	$16,724	$21,386	$4,126	$12,422	$54,658
Additions (deductions)
Provision for credit losses	2,194	(366)	(127)	170	1,871
Recoveries credited to the allowance	64	82	450	—	596
Loans charged against the allowance	—	(199)	(613)	—	(812)
Balance at end of period	$18,982	$20,903	$3,836	$12,592	$56,313

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	Non- Accrual with no Allowance for Credit Loss	Non- Accrual with an Allowance for Credit Loss	Total Non- Accrual	90+ and Still Accruing	Total Non- Performing Loans
	(In thousands)
March 31, 2025
Commercial
Commercial and industrial (1)	$—	$125	$125	$—	$125
Commercial real estate	—	—	—	—	—
Mortgage
1-4 family owner occupied - jumbo	1,480	—	1,480	—	1,480
1-4 family owner occupied - non-jumbo (2)	1,768	1,081	2,849	—	2,849
1-4 family non-owner occupied	149	147	296	—	296
1-4 family - 2nd lien	543	831	1,374	—	1,374
Resort lending	—	143	143	—	143
Installment
Boat lending	—	222	222	—	222
Recreational vehicle lending	—	409	409	—	409
Other	—	188	188	—	188
Total	$3,940	$3,146	$7,086	$—	$7,086

Accrued interest excluded from total	$—	$—	$—	$—	$—

December 31, 2024
Commercial
Commercial and industrial (1)	$—	$49	$49	$—	$49
Commercial real estate	—	—	—	—	—
Mortgage
1-4 family owner occupied - jumbo	1,480	—	1,480	—	1,480
1-4 family owner occupied - non-jumbo (2)	1,929	496	2,425	—	2,425
1-4 family non-owner occupied	—	157	157	—	157
1-4 family - 2nd lien	246	769	1,015	—	1,015
Resort lending	—	143	143	—	143
Installment
Boat lending	—	209	209	—	209
Recreational vehicle lending	—	377	377	—	377
Other	—	147	147	—	147
Total	$3,655	$2,347	$6,002	$—	$6,002

Accrued interest excluded from total	$—	$—	$—	$—	$—
(1)Non-performing commercial and industrial loans exclude $0.002 million and $0.005 million of government guaranteed loans at March 31, 2025 and December 31, 2024, respectively.
(2)Non-performing 1-4 family owner occupied – non jumbo loans exclude $1.938 million and $1.785 million of government guaranteed loans at March 31, 2025 and December 31, 2024, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table provides collateral information by class of loan for collateral-dependent loans with specific allocations to the ACL. A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral.
The amortized cost of collateral-dependent loans by class follows:

	Collateral Type		Allowance for Credit Losses
	Real Estate	Other (1)
	(In thousands)
March 31, 2025
Commercial
Commercial and industrial	$749	$12,622	$2,836
Commercial real estate	1,211	—	213
Mortgage
1-4 family owner occupied - jumbo	1,480	—	—
1-4 family owner occupied - non-jumbo	2,753	—	351
1-4 family non-owner occupied	182	—	12
1-4 family - 2nd lien	717	—	62
Resort lending	143	—	51
Installment
Boat lending	—	169	60
Recreational vehicle lending	—	266	94
Other	—	107	38
Total	$7,235	$13,164	$3,717

Accrued interest excluded from total	$7	$63

December 31, 2024
Commercial
Commercial and industrial	$686	$5,166	$1,647
Commercial real estate	817	—	3
Mortgage
1-4 family owner occupied - jumbo	1,480	—	—
1-4 family owner occupied - non-jumbo	2,903	—	347
1-4 family non-owner occupied	—	—	—
1-4 family - 2nd lien	510	—	94
Resort lending	143	—	51
Installment
Boat lending	—	87	31
Recreational vehicle lending	—	266	94
Other	—	92	33
Total	$6,539	$5,611	$2,300

Accrued interest excluded from total	$5	$34
(1) Commercial and industrial loan collateral generally includes machinery and equipment, accounts receivable, and inventory.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
An aging analysis of loans by class follows:

	Loans Past Due				Loans not Past Due	Total Loans
	30-59 days	60-89 days	90+ days	Total
	(In thousands)
March 31, 2025
Commercial
Commercial and industrial	$—	$—	$127	$127	$1,055,007	$1,055,134
Commercial real estate	—	—	—	—	937,053	937,053
Mortgage
1-4 family owner occupied - jumbo	661	—	1,480	2,141	875,597	877,738
1-4 family owner occupied - non-jumbo	977	1,356	1,266	3,599	289,805	293,404
1-4 family non-owner occupied	101	26	149	276	171,902	172,178
1-4 family - 2nd lien	460	90	717	1,267	138,767	140,034
Resort lending	—	—	143	143	29,310	29,453
Installment
Boat lending	465	68	169	702	258,795	259,497
Recreational vehicle lending	647	83	266	996	214,946	215,942
Other	223	118	45	386	91,872	92,258
Total	$3,534	$1,741	$4,362	$9,637	$4,063,054	$4,072,691

Accrued interest excluded from total	$37	$18	$—	$55	$13,368	$13,423

December 31, 2024
Commercial
Commercial and industrial	$78	$—	$54	$132	$1,001,197	$1,001,329
Commercial real estate	—	—	—	—	936,035	936,035
Mortgage
1-4 family owner occupied - jumbo	755	664	1,480	2,899	872,652	875,551
1-4 family owner occupied - non-jumbo	3,395	1,653	1,201	6,249	292,893	299,142
1-4 family non-owner occupied	329	—	—	329	176,621	176,950
1-4 family - 2nd lien	648	66	345	1,059	132,888	133,947
Resort lending	—	—	143	143	30,993	31,136
Installment
Boat lending	281	99	87	467	263,874	264,341
Recreational vehicle lending	622	395	190	1,207	223,330	224,537
Other	231	158	25	414	95,443	95,857
Total	$6,339	$3,035	$3,525	$12,899	$4,025,926	$4,038,825
Accrued interest excluded from total	$65	$44	$—	$109	$13,352	$13,461

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
During the three months ended March 31, 2025 there were two mortgage - 1-4 family owner occupied - non-jumbo loans modified to borrowers experiencing financial difficulty totaling $0.11 million (0.1% of the total loan class). Both of the loan modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2025 related to term extensions and added a weighted average 12.0 years to the life of the loans. One of the loans modified during the three months ended March 31, 2025 also received a 4.75% interest rate reduction. Both of the loans modified during the three months ended March 31, 2025 were on non-accrual status.
During the three months ended March 31, 2024 there were two mortgage - 1-4 family owner occupied - non-jumbo loans, one mortgage 1-4 family - 2nd lien loan, and one installment - other loan modified to borrowers experiencing financial difficulty totaling $0.31 million (0.1% of the total loan class), $0.07 million (0.1% of the total loan class), and $0.01 million (0.1% of the total loan class), respectively. All of the loan modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2024 related to term extensions and added a weighted average 7.2 years to the life of the loans. All of the loans modified during the three months ended March 31, 2024 were on non-accrual status.
As of March 31, 2025, none of the loans that were modified to borrowers experiencing financial difficulty within the past 12 months have subsequently defaulted.
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables summarize loan ratings by loan class for our commercial portfolio loan segment at March 31, 2025 and December 31, 2024:

	Commercial
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2025	2024	2023	2022	2021	Prior
	(In thousands)
March 31, 2025
Commercial and industrial
Non-watch (1-6)	$44,386	$198,954	$152,004	$128,312	$68,962	$165,168	$256,218	$1,014,004
Watch (7-8)	—	1,603	2,981	1,214	3,317	8,946	9,699	27,760
Substandard Accrual (9)	—	2,533	1,959	1,370	2,636	322	4,423	13,243
Non-Accrual (10-11)	—	—	78	—	46	3	—	127
Total	$44,386	$203,090	$157,022	$130,896	$74,961	$174,439	$270,340	$1,055,134
Accrued interest excluded from total	$161	$643	$546	$346	$170	$682	$1,014	$3,562
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Non-watch (1-6)	$32,280	$147,110	$227,350	$168,424	$73,328	$195,494	$50,866	$894,852
Watch (7-8)	—	839	—	16,377	—	5,380	18,393	40,989
Substandard Accrual (9)	—	—	404	—	133	675	—	1,212
Non-Accrual (10-11)	—	—	—	—	—	—	—	—
Total	$32,280	$147,949	$227,754	$184,801	$73,461	$201,549	$69,259	$937,053
Accrued interest excluded from total	$119	$506	$699	$464	$165	$672	$293	$2,918
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial
Non-watch (1-6)	$76,666	$346,064	$379,354	$296,736	$142,290	$360,662	$307,084	$1,908,856
Watch (7-8)	—	2,442	2,981	17,591	3,317	14,326	28,092	68,749
Substandard Accrual (9)	—	2,533	2,363	1,370	2,769	997	4,423	14,455
Non-Accrual (10-11)	—	—	78	—	46	3	—	127
Total	$76,666	$351,039	$384,776	$315,697	$148,422	$375,988	$339,599	$1,992,187
Accrued interest excluded from total	$280	$1,149	$1,245	$810	$335	$1,354	$1,307	$6,480
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2024	2023	2022	2021	2020	Prior
	(In thousands)
December 31, 2024
Commercial and industrial
Non-watch (1-6)	$183,261	$137,270	$142,630	$71,225	$72,928	$106,086	$242,573	$955,973
Watch (7-8)	10,348	3,055	1,251	9,002	5,636	336	2,104	31,732
Substandard Accrual (9)	2,693	2,052	1,642	2,208	267	195	4,513	13,570
Non-Accrual (10-11)	—	—	—	47	—	7	—	54
Total	$196,302	$142,377	$145,523	$82,482	$78,831	$106,624	$249,190	$1,001,329
Accrued interest excluded from total	$612	$478	$361	$217	$342	$341	$959	$3,310
Current period gross charge-offs	$—	$—	$—	$—	$—	$4	$—	$4

Commercial real estate
Non-watch (1-6)	$142,154	$236,390	$153,321	$75,053	$49,969	$166,966	$72,879	$896,732
Watch (7-8)	—	—	16,007	—	—	4,400	18,079	38,486
Substandard Accrual (9)	—	—	—	135	—	682	—	817
Non-Accrual (10-11)	—	—	—	—	—	—	—	—
Total	$142,154	$236,390	$169,328	$75,188	$49,969	$172,048	$90,958	$936,035
Accrued interest excluded from total	$608	$632	$628	$166	$131	$658	$363	$3,186
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial
Non-watch (1-6)	$325,415	$373,660	$295,951	$146,278	$122,897	$273,052	$315,452	$1,852,705
Watch (7-8)	10,348	3,055	17,258	9,002	5,636	4,736	20,183	70,218
Substandard Accrual (9)	2,693	2,052	1,642	2,343	267	877	4,513	14,387
Non-Accrual (10-11)	—	—	—	47	—	7	—	54
Total	$338,456	$378,767	$314,851	$157,670	$128,800	$278,672	$340,148	$1,937,364
Accrued interest excluded from total	$1,220	$1,110	$989	$383	$473	$999	$1,322	$6,496
Current period gross charge-offs	$—	$—	$—	$—	$—	$4	$—	$4
For each of our mortgage and installment portfolio segment classes, we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated semi-annually.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables summarize credit scores by loan class for our mortgage and installment loan portfolio segments at March 31, 2025 and December 31, 2024:

	Mortgage (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2025	2024	2023	2022	2021	Prior
	(In thousands)
March 31, 2025
1-4 family owner occupied - jumbo
800 and above	$1,962	$4,208	$12,599	$33,147	$52,071	$35,105	$—	$139,092
750-799	6,139	40,008	40,764	105,264	192,955	91,880	1,799	478,809
700-749	2,597	14,385	12,443	38,575	68,318	29,750	—	166,068
650-699	2,025	4,584	10,519	21,257	13,793	13,410	1,500	67,088
600-649	—	—	2,261	6,643	1,627	6,858	—	17,389
550-599	—	744	—	2,404	1,079	2,792	—	7,019
500-549	—	—	—	—	—	1,555	—	1,555
Under 500	—	—	—	—	—	718	—	718
Unknown	—	—	—	—	—	—	—	—
Total	$12,723	$63,929	$78,586	$207,290	$329,843	$182,068	$3,299	$877,738
Accrued interest excluded from total	$51	$315	$392	$627	$730	$491	$30	$2,636
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family owner occupied - non-jumbo
800 and above	$691	$1,631	$3,619	$14,202	$8,729	$11,851	$4,070	$44,793
750-799	911	10,891	9,903	26,916	21,194	36,769	10,974	117,558
700-749	2,156	3,028	7,067	12,531	9,521	26,417	4,171	64,891
650-699	7,284	893	2,533	5,458	4,857	14,673	1,944	37,642
600-649	—	419	126	720	756	8,798	181	11,000
550-599	—	—	212	366	789	4,444	40	5,851
500-549	—	87	—	1,517	942	5,914	—	8,460
Under 500	137	—	—	—	98	2,974	—	3,209
Unknown	—	—	—	—	—	—	—	—
Total	$11,179	$16,949	$23,460	$61,710	$46,886	$111,840	$21,380	$293,404
Accrued interest excluded from total	$8	$116	$103	$203	$110	$410	$155	$1,105
Current period gross charge-offs	$—	$—	$—	$19	$—	$5	$—	$24

1-4 family non-owner occupied
800 and above	$879	$3,726	$1,292	$6,539	$12,089	$10,562	$708	$35,795
750-799	1,545	11,259	12,046	13,606	24,896	25,245	2,500	91,097
700-749	1,465	3,431	3,126	6,222	6,296	7,278	1,865	29,683
650-699	239	1,014	431	297	4,084	6,150	203	12,418
600-649	—	—	—	—	—	1,373	58	1,431
550-599	—	—	33	—	—	890	—	923
500-549	—	—	—	368	51	217	—	636
Under 500	—	—	—	—	—	195	—	195
Unknown	—	—	—	—	—	—	—	—
Total	$4,128	$19,430	$16,928	$27,032	$47,416	$51,910	$5,334	$172,178
Accrued interest excluded from total	$14	$102	$77	$113	$130	$208	$35	$679
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Mortgage - continued (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2025	2024	2023	2022	2021	Prior
	(In thousands)
March 31, 2025 - continued
1-4 family - 2nd lien
800 and above	$461	$499	$247	$185	$181	$1,938	$12,549	$16,060
750-799	1,230	2,981	2,546	2,088	2,862	4,760	48,190	64,657
700-749	743	1,281	904	1,904	1,385	2,957	28,255	37,429
650-699	35	460	605	664	350	1,466	11,335	14,915
600-649	—	25	39	202	195	989	1,941	3,391
550-599	—	—	297	37	50	375	519	1,278
500-549	—	—	158	115	95	760	807	1,935
Under 500	—	—	—	18	—	347	4	369
Unknown	—	—	—	—	—	—	—	—
Total	$2,469	$5,246	$4,796	$5,213	$5,118	$13,592	$103,600	$140,034
Accrued interest excluded from total	$8	$19	$17	$18	$12	$45	$683	$802
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Resort lending
800 and above	$—	$—	$—	$—	$531	$3,705	$—	$4,236
750-799	—	—	39	351	734	13,161	—	14,285
700-749	—	—	—	267	—	4,640	—	4,907
650-699	—	—	—	—	—	4,811	—	4,811
600-649	—	—	—	—	—	1,037	—	1,037
550-599	—	—	—	—	—	91	—	91
500-549	—	—	—	—	—	86	—	86
Under 500	—	—	—	—	—	—	—	—
Unknown	—	—	—	—	—	—	—	—
Total	$—	$—	$39	$618	$1,265	$27,531	$—	$29,453
Accrued interest excluded from total	$—	$—	$—	$4	$3	$145	$—	$152
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Mortgage
800 and above	$3,993	$10,064	$17,757	$54,073	$73,601	$63,161	$17,327	$239,976
750-799	9,825	65,139	65,298	148,225	242,641	171,815	63,463	766,406
700-749	6,961	22,125	23,540	59,499	85,520	71,042	34,291	302,978
650-699	9,583	6,951	14,088	27,676	23,084	40,510	14,982	136,874
600-649	—	444	2,426	7,565	2,578	19,055	2,180	34,248
550-599	—	744	542	2,807	1,918	8,592	559	15,162
500-549	—	87	158	2,000	1,088	8,532	807	12,672
Under 500	137	—	—	18	98	4,234	4	4,491
Unknown	—	—	—	—	—	—	—	—
Total	$30,499	$105,554	$123,809	$301,863	$430,528	$386,941	$133,613	$1,512,807
Accrued interest excluded from total	$81	$552	$589	$965	$985	$1,299	$903	$5,374
Current period gross charge-offs	$—	$—	$—	$19	$—	$5	$—	$24

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Mortgage (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2024	2023	2022	2021	2020	Prior
	(In thousands)
December 31, 2024
1-4 family owner occupied - jumbo
800 and above	$5,009	$12,192	$37,147	$51,242	$22,126	$14,291	$—	$142,007
750-799	33,118	43,013	106,378	194,725	58,703	35,103	1,275	472,315
700-749	13,981	13,602	40,219	68,687	17,552	11,669	450	166,160
650-699	4,537	10,286	19,366	15,736	6,937	6,555	1,500	64,917
600-649	—	2,265	9,528	1,636	2,288	4,619	—	20,336
550-599	746	—	2,414	1,086	2,803	—	—	7,049
500-549	—	—	—	—	900	664	—	1,564
Under 500	—	485	—	—	—	718	—	1,203
Unknown	—	—	—	—	—	—	—	—
Total	$57,391	$81,843	$215,052	$333,112	$111,309	$73,619	$3,225	$875,551
Accrued interest excluded from total	$264	$377	$634	$712	$264	$238	$31	$2,520
Current period gross charge-offs	$—	$—	$22	$—	$—	$—	$—	$22

1-4 family owner occupied - non-jumbo
800 and above	$1,919	$2,113	$14,018	$8,928	$3,089	$9,138	$4,066	$43,271
750-799	12,472	10,604	26,405	21,548	14,028	23,586	10,429	119,072
700-749	7,927	7,110	12,810	9,598	5,492	21,692	4,231	68,860
650-699	8,258	2,758	5,586	4,885	2,262	12,820	1,848	38,417
600-649	682	126	1,001	762	2,459	6,757	180	11,967
550-599	—	213	365	794	996	3,438	40	5,846
500-549	87	—	1,523	948	278	5,780	—	8,616
Under 500	—	—	—	98	652	2,343	—	3,093
Unknown	—	—	—	—	—	—	—	—
Total	$31,345	$22,924	$61,708	$47,561	$29,256	$85,554	$20,794	$299,142
Accrued interest excluded from total	$105	$139	$195	$113	$77	$368	$163	$1,160
Current period gross charge-offs	$—	$—	$—	$23	$—	$22	$—	$45

1-4 family non-owner occupied
800 and above	$4,122	$1,557	$7,468	$12,757	$4,204	$6,975	$897	$37,980
750-799	11,433	12,831	15,929	25,543	9,920	16,439	2,539	94,634
700-749	3,372	3,218	6,289	6,401	1,308	6,131	2,072	28,791
650-699	1,016	431	297	4,115	2,552	3,560	332	12,303
600-649	—	—	—	—	410	930	108	1,448
550-599	—	38	—	—	—	919	—	957
500-549	—	—	369	51	—	221	—	641
Under 500	—	—	—	—	—	196	—	196
Unknown	—	—	—	—	—	—	—	—
Total	$19,943	$18,075	$30,352	$48,867	$18,394	$35,371	$5,948	$176,950
Accrued interest excluded from total	$84	$85	$119	$134	$48	$166	$44	$680
Current period gross charge-offs	$—	$—	$—	$—	$—	$158	$—	$158

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Mortgage - continued (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2024	2023	2022	2021	2020	Prior
	(In thousands)
December 31, 2024 - (continued)
1-4 family - 2nd lien
800 and above	$751	$249	$219	$185	$1,161	$859	$12,245	$15,669
750-799	3,209	2,717	2,290	3,065	1,604	3,825	44,896	61,606
700-749	1,358	942	1,898	1,239	932	2,123	26,687	35,179
650-699	268	450	655	313	251	1,385	10,979	14,301
600-649	—	39	204	197	328	769	2,084	3,621
550-599	—	297	37	51	—	357	512	1,254
500-549	—	59	101	95	—	768	919	1,942
Under 500	—	—	20	—	—	350	5	375
Unknown	—	—	—	—	—	—	—	—
Total	$5,586	$4,753	$5,424	$5,145	$4,276	$10,436	$98,327	$133,947
Accrued interest excluded from total	$19	$23	$18	$11	$13	$42	$720	$846
Current period gross charge-offs	$—	$—	$—	$—	$—	$3	$22	$25

Resort lending
800 and above	$—	$—	$—	$534	$—	$4,079	$—	$4,613
750-799	—	39	639	740	724	12,845	—	14,987
700-749	—	—	268	—	212	4,851	—	5,331
650-699	—	—	—	—	354	4,622	—	4,976
600-649	—	—	—	—	—	1,051	—	1,051
550-599	—	—	—	—	—	92	—	92
500-549	—	—	—	—	—	86	—	86
Under 500	—	—	—	—	—	—	—	—
Unknown	—	—	—	—	—	—	—	—
Total	$—	$39	$907	$1,274	$1,290	$27,626	$—	$31,136
Accrued interest excluded from total	$—	$—	$4	$3	$4	$140	$—	$151
Current period gross charge-offs	$—	$—	$—	$—	$—	$50	$—	$50

Total Mortgage
800 and above	$11,801	$16,111	$58,852	$73,646	$30,580	$35,342	$17,208	$243,540
750-799	60,232	69,204	151,641	245,621	84,979	91,798	59,139	762,614
700-749	26,638	24,872	61,484	85,925	25,496	46,466	33,440	304,321
650-699	14,079	13,925	25,904	25,049	12,356	28,942	14,659	134,914
600-649	682	2,430	10,733	2,595	5,485	14,126	2,372	38,423
550-599	746	548	2,816	1,931	3,799	4,806	552	15,198
500-549	87	59	1,993	1,094	1,178	7,519	919	12,849
Under 500	—	485	20	98	652	3,607	5	4,867
Unknown	—	—	—	—	—	—	—	—
Total	$114,265	$127,634	$313,443	$435,959	$164,525	$232,606	$128,294	$1,516,726
Accrued interest excluded from total	$472	$624	$970	$973	$406	$954	$958	$5,357
Current period gross charge-offs	$—	$—	$22	$23	$—	$233	$22	$300
(1)Credit scores have been updated within the last twelve months.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Installment (1)
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
	(In thousands)
March 31, 2025
Boat lending
800 and above	$1,690	$5,614	$6,513	$7,464	$7,165	$12,001	$40,447
750-799	3,764	25,378	27,637	27,386	23,909	36,153	144,227
700-749	1,719	11,148	8,986	10,919	9,550	12,755	55,077
650-699	206	2,691	2,482	2,466	2,340	4,099	14,284
600-649	—	494	434	1,084	357	887	3,256
550-599	—	—	212	448	386	332	1,378
500-549	—	26	—	121	195	362	704
Under 500	—	—	35	13	—	76	124
Unknown	—	—	—	—	—	—	—
Total	$7,379	$45,351	$46,299	$49,901	$43,902	$66,665	$259,497
Accrued interest excluded from total	$31	$180	$174	$115	$99	$140	$739
Current period gross charge-offs	$—	$—	$—	$14	$—	$19	$33

Recreational vehicle lending
800 and above	$260	$1,212	$4,044	$11,374	$9,395	$9,882	$36,167
750-799	1,100	9,895	10,618	32,173	31,008	22,344	107,138
700-749	163	5,292	4,851	13,656	14,937	9,203	48,102
650-699	59	897	1,879	4,077	5,176	2,778	14,866
600-649	—	264	615	1,172	2,158	879	5,088
550-599	—	40	256	437	1,019	503	2,255
500-549	—	49	169	591	714	333	1,856
Under 500	—	—	66	154	171	79	470
Unknown	—	—	—	—	—	—	—
Total	$1,582	$17,649	$22,498	$63,634	$64,578	$46,001	$215,942
Accrued interest excluded from total	$7	$67	$81	$153	$145	$103	$556
Current period gross charge-offs	$—	$—	$—	$76	$72	$50	$198

Other
800 and above	$475	$1,119	$1,180	$1,547	$780	$1,235	$6,336
750-799	1,822	9,045	7,192	6,447	4,179	5,823	34,508
700-749	9,546	5,663	4,555	3,827	2,543	4,166	30,300
650-699	8,738	1,914	1,423	1,517	876	1,607	16,075
600-649	105	496	450	476	243	424	2,194
550-599	—	73	204	236	180	207	900
500-549	—	—	133	271	218	168	790
Under 500	—	10	15	54	44	51	174
Unknown	981	—	—	—	—	—	981
Total	$21,667	$18,320	$15,152	$14,375	$9,063	$13,681	$92,258
Accrued interest excluded from total	$16	$78	$59	$35	$20	$66	$274
Current period gross charge-offs	$310	$—	$6	$31	$2	$14	$363

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Installment (1)
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
	(In thousands)
March 31, 2025 - continued
Total installment
800 and above	$2,425	$7,945	$11,737	$20,385	$17,340	$23,118	$82,950
750-799	6,686	44,318	45,447	66,006	59,096	64,320	285,873
700-749	11,428	22,103	18,392	28,402	27,030	26,124	133,479
650-699	9,003	5,502	5,784	8,060	8,392	8,484	45,225
600-649	105	1,254	1,499	2,732	2,758	2,190	10,538
550-599	—	113	672	1,121	1,585	1,042	4,533
500-549	—	75	302	983	1,127	863	3,350
Under 500	—	10	116	221	215	206	768
Unknown	981	—	—	—	—	—	981
Total	$30,628	$81,320	$83,949	$127,910	$117,543	$126,347	$567,697
Accrued interest excluded from total	$54	$325	$314	$303	$264	$309	$1,569
Current period gross charge-offs	$310	$—	$6	$121	$74	$83	$594

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Installment - continued (1)
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
	(In thousands)
December 31, 2024
Boat lending
800 and above	$6,125	$6,702	$8,231	$7,492	$3,512	$9,079	$41,141
750-799	26,320	29,173	28,608	24,858	11,604	26,792	147,355
700-749	11,397	9,487	11,342	9,807	4,177	9,137	55,347
650-699	2,722	2,888	2,516	2,419	1,191	3,111	14,847
600-649	504	438	1,104	364	148	775	3,333
550-599	—	215	464	394	76	301	1,450
500-549	27	—	135	199	140	238	739
Under 500	—	35	14	—	—	80	129
Unknown	—	—	—	—	—	—	—
Total	$47,095	$48,938	$52,414	$45,533	$20,848	$49,513	$264,341
Accrued interest excluded from total	$179	$178	$124	$104	$50	$101	$736
Current period gross charge-offs	$8	$8	$71	$8	$49	$55	$199

Recreational vehicle lending
800 and above	$1,365	$4,270	$11,721	$9,776	$3,382	$7,262	$37,776
750-799	10,528	11,173	33,140	32,266	9,398	14,656	111,161
700-749	5,402	5,230	14,093	15,336	4,177	5,500	49,738
650-699	965	1,949	4,278	5,357	1,249	1,836	15,634
600-649	268	697	1,213	2,364	407	502	5,451
550-599	41	183	443	1,075	135	415	2,292
500-549	50	172	638	745	161	207	1,973
Under 500	—	67	156	207	19	63	512
Unknown	—	—	—	—	—	—	—
Total	$18,619	$23,741	$65,682	$67,126	$18,928	$30,441	$224,537
Accrued interest excluded from total	$69	$89	$156	$154	$41	$67	$576
Current period gross charge-offs	$—	$42	$321	$419	$42	$110	$934

Other
800 and above	$1,342	$1,323	$1,788	$938	$639	$831	$6,861
750-799	9,938	8,029	7,208	4,732	2,013	4,375	36,295
700-749	14,512	4,941	4,232	2,829	1,292	3,278	31,084
650-699	10,551	1,633	1,689	979	430	1,293	16,575
600-649	537	476	522	294	59	418	2,306
550-599	80	211	271	210	21	210	1,003
500-549	—	149	301	229	92	93	864
Under 500	11	17	58	49	3	50	188
Unknown	681	—	—	—	—	—	681
Total	$37,652	$16,779	$16,069	$10,260	$4,549	$10,548	$95,857
Accrued interest excluded from total	$96	$65	$40	$22	$10	$63	$296
Current period gross charge-offs	$1,829	$98	$106	$27	$8	$103	$2,171

Total installment
800 and above	$8,832	$12,295	$21,740	$18,206	$7,533	$17,172	$85,778
750-799	46,786	48,375	68,956	61,856	23,015	45,823	294,811
700-749	31,311	19,658	29,667	27,972	9,646	17,915	136,169
650-699	14,238	6,470	8,483	8,755	2,870	6,240	47,056
600-649	1,309	1,611	2,839	3,022	614	1,695	11,090
550-599	121	609	1,178	1,679	232	926	4,745
500-549	77	321	1,074	1,173	393	538	3,576
Under 500	11	119	228	256	22	193	829
Unknown	681	—	—	—	—	—	681
Total	$103,366	$89,458	$134,165	$122,919	$44,325	$90,502	$584,735
Accrued interest excluded from total	$344	$332	$320	$280	$101	$231	$1,608
Current period gross charge-offs	$1,837	$148	$498	$454	$99	$268	$3,304
(1)Credit scores have been updated within the last twelve months.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Foreclosed residential real estate properties included in other real estate and repossessed assets on our interim Condensed Consolidated Statements of Financial Condition totaled $0.4 million and $0.9 million at March 31, 2025 and December 31, 2024, respectively. Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $3.0 million and $2.0 million at March 31, 2025 and December 31, 2024, respectively.

During the three month periods ended March 31, 2025 and 2024, we sold $8.8 million and $6.8 million, respectively, of portfolio residential fixed rate mortgage loans servicing retained and recognized a gain on sale of $0.2 million and $0.1 million, respectively. These transactions were done primarily for asset/liability management purposes.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
5.    Shareholders’ Equity and Earnings Per Common Share
On December 17, 2024, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) to buy back up to 1,100,000 shares of our outstanding common stock through December 31, 2025. Shares would be repurchased through open market transactions, though we could execute repurchases through other means, such as privately negotiated transactions. The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, regulatory requirements, potential alternative uses for capital, and our financial performance. During the three month period ended March 31, 2025 there were 1,093 shares of common stock repurchased, for an aggregate purchase price of $0.03 million. During the three month period ended March 31, 2024 there were no shares of common stock repurchased.
A reconciliation of basic and diluted net income per common share follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands, except per share data)
Net income	$15,590	$15,991

Weighted average shares outstanding (1)	20,943	20,877
Stock units for deferred compensation plan for non-employee directors	177	175
Performance share units	28	25
Effect of stock options	2	3
Weighted average shares outstanding for calculation of diluted earnings per share	21,150	21,080

Net income per common share
Basic (1)	$0.74	$0.77
Diluted	$0.74	$0.76
(1)Basic net income per common share includes weighted average common shares outstanding during the period and participating share awards.
Weighted average stock options outstanding that were not considered in computing diluted net income per common share because they were anti-dilutive were zero for the three month periods ended March 31, 2025 and 2024, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
6.    Derivative Financial Instruments
We are required to record derivatives on our interim Condensed Consolidated Statements of Financial Condition as assets and liabilities measured at their fair value. The accounting for increases and decreases in the value of derivatives depends upon the use of derivatives and whether the derivatives qualify for hedge accounting.
Our derivative financial instruments according to the type of hedge in which they are designated follows:

	March 31, 2025
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Fair value hedge designation
Pay-fixed interest rate swap agreement - commercial	$5,546	4.1	$275
Pay-fixed interest rate swap agreements - securities available for sale	148,895	2.6	10,890
Pay-fixed interest rate swap agreements - installment	100,000	2.2	(605)
Pay-fixed interest rate swap agreements - mortgage	127,000	2.3	(681)
Interest rate cap agreements - securities available for sale	40,970	3.1	179
Total	$422,411	2.5	$10,058

Cash flow hedge designation
Interest rate floor agreements - commercial	$375,000	2.1	$4,362
Interest rate cap agreements - short-term funding liabilities	25,000	3.2	175
Total	400,000	2.1	4,537

No hedge designation
Rate-lock mortgage loan commitments	$24,069	0.1	$368
Mandatory commitments to sell mortgage loans	33,741	0.1	(31)
Pay-fixed interest rate swap agreements - commercial	595,112	5.0	4,050
Pay-variable interest rate swap agreements - commercial	595,112	5.0	(4,050)
Total	$1,248,034	4.7	$337

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	December 31, 2024
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Fair value hedge designation
Pay-fixed interest rate swap agreement - commercial	$5,647	4.4	$361
Pay-fixed interest rate swap agreements - securities available for sale	148,895	2.8	13,265
Pay-fixed interest rate swap agreements - installment	100,000	2.4	77
Pay-fixed interest rate swap agreements - mortgage	147,000	2.2	283
Interest rate cap agreements - securities available for sale	40,970	3.3	334
Total	$442,512	2.6	$14,320

Cash flow hedge designation
Interest rate floor agreements - commercial	$375,000	2.3	$3,642
Interest rate cap agreements - short-term funding liabilities	25,000	3.4	312
Total	400,000	2.1	3,954

No hedge designation
Rate-lock mortgage loan commitments	12,703	0.1	100
Mandatory commitments to sell mortgage loans	19,874	0.1	62
Pay-fixed interest rate swap agreements - commercial	538,053	5.0	13,325
Pay-variable interest rate swap agreements - commercial	538,053	5.0	(13,325)
Total	$1,108,683	4.9	$162

We have established management objectives and strategies that include interest-rate risk parameters for maximum fluctuations in net interest income and market value of portfolio equity. We monitor our interest rate risk position via simulation modeling reports. The goal of our asset/liability management efforts is to maintain profitable financial leverage within established risk parameters.

We have entered into pay-fixed interest rate swaps and caps to protect a portion of the fair value of a certain fixed rate commercial loan and certain mortgage and installment loans (‘‘Fair Value Hedge – Portfolio Loans’’). As a result, changes in the fair values of the pay-fixed interest rate swaps and caps are expected to offset changes in the fair values of the fixed rate portfolio loans due to fluctuations in interest rates. We record the fair values of Fair Value Hedge – Portfolio Loans in accrued income and other assets and accrued expenses and other liabilities on our interim Condensed Consolidated Statements of Financial Condition. The hedged items (a fixed rate commercial loan and certain fixed rate mortgage and installment loans) are also recorded at fair value which offsets the adjustment to the Fair Value Hedge – Portfolio Loans. On an ongoing basis, we adjust our interim Condensed Consolidated Statements of Financial Condition to reflect the then current fair values of both the Fair Value Hedge – Portfolio Loans and the hedged items. The related gains or losses are reported in interest income – interest and fees on loans in our interim Condensed Consolidated Statements of Operations. During the second quarter of 2023 we terminated the interest rate cap that was previously hedging certain installment loans. The remaining unrealized gain on this terminated interest cap is being amortized into earnings over the original life of the interest rate cap.

We have entered into pay-fixed interest rate swap and interest rate cap agreements to protect a portion of the fair value of certain securities available for sale (‘‘Fair Value Hedge – AFS Securities’’). As a result, the change in the fair value of the pay-fixed interest rate swap and interest rate cap agreements is expected to offset a portion of the change in the fair value of the fixed rate securities available for sale due to fluctuations in interest rates. We record the fair value of Fair Value Hedge – AFS Securities in accrued income and other assets and accrued expenses and other liabilities on our interim Condensed Consolidated Statements of Financial Condition. The hedged items (fixed rate securities available for sale) are also recorded at fair value which offsets the adjustment to the Fair Value Hedge – AFS Securities. On an ongoing basis, we

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
adjust our interim Condensed Consolidated Statements of Financial Condition to reflect the then current fair value of both the Fair Value Hedge – AFS Securities and the hedged item. The related gains or losses are reported in interest income – interest on securities – tax-exempt in our interim Condensed Consolidated Statements of Operations.

During the first quarter of 2024, we had entered into a pay-variable interest rate swap, whereby the counterparty owned the right to cancel the trade, to protect a portion of the fair value of a certain Federal Home Loan Bank ("FHLB") advance (‘‘Fair Value Hedge – FHLB Advance’’). As a result, changes in the fair value of the pay-variable interest rate swap was expected to offset changes in the fair value of the fixed rate FHLB advance due to fluctuations in interest rates. We recorded the fair value of the Fair Value Hedge – FHLB Advance in accrued income and other assets and accrued expenses and other liabilities on our interim Condensed Consolidated Statements of Financial Condition. The hedged item (a fixed rate FHLB advance callable at our option) was also recorded at fair value which offset the adjustment to the Fair Value Hedge – FHLB Advance. On an ongoing basis, we adjusted our interim Condensed Consolidated Statements of Financial Condition to reflect the then current fair values of both the Fair Value Hedge – FHLB Advance and the hedged item. The related gains or losses were reported in interest expense – other borrowings and subordinated debt and debentures in our interim Condensed Consolidated Statements of Operations. During the second quarter of 2024, the Fair Value Hedge - FHLB Advance was canceled. The fair value at the cancel date was zero.

We have entered into interest rate floor agreements to manage the variability in future expected cash flows of certain commercial loans (‘‘Cash Flow Hedge – Portfolio Loans’’). We record the fair value of Cash Flow Hedge – Portfolio Loans in accrued income and other assets and accrued expenses and other liabilities on our interim Condensed Consolidated Statements of Financial Condition. The changes in the fair value of Cash Flow Hedge - Portfolio Loans are recorded in accumulated other comprehensive loss and are reclassified into the line item in our interim Condensed Consolidated Statements of Operations in which the hedged items are recorded in the same period the hedged items affect earnings.
We have entered into an interest rate cap agreement to manage the variability in future expected cash flows of certain short-term funding liabilities (‘‘Cash Flow Hedge – Short-term Funding Liabilities’’). We record the fair value of Cash Flow Hedge – Short-term Funding Liabilities in accrued income and other assets and accrued expenses and other liabilities on our interim Condensed Consolidated Statements of Financial Condition. The changes in the fair value of Cash Flow Hedge - Short-term Funding Liabilities are recorded in accumulated other comprehensive loss and are reclassified into the line item in our interim Condensed Consolidated Statements of Operations in which the hedged items are recorded in the same period the hedged items affect earnings.

For Cash Flow Hedges, it is anticipated that as of March 31, 2025, $1.5 million will be reclassified from accumulated other comprehensive loss as a reduction to earnings over the next twelve months. The maximum term of any Cash Flow Hedge at March 31, 2025 is 3.4 years.
Certain derivative financial instruments have not been designated as hedges. The fair value of these derivative financial instruments has been recorded on our interim Condensed Consolidated Statements of Financial Condition and is adjusted on an ongoing basis to reflect their then current fair value. The changes in fair value of derivative financial instruments not designated as hedges are recognized in earnings.
In the ordinary course of business, we enter into rate-lock mortgage loan commitments with customers (“Rate-Lock Commitments”). These commitments expose us to interest rate risk. We also enter into mandatory commitments to sell mortgage loans (“Mandatory Commitments”) to reduce the impact of price fluctuations of mortgage loans held for sale and Rate-Lock Commitments. Mandatory Commitments help protect our loan sale profit margin from fluctuations in interest rates. The changes in the fair value of Rate-Lock Commitments and Mandatory Commitments are recognized currently as part of net gains on mortgage loans in our interim Condensed Consolidated Statements of Operations. We obtain market prices on Mandatory Commitments and Rate-Lock Commitments. Net gains on mortgage loans, as well as net income may be more volatile as a result of these derivative instruments, which are not designated as hedges.
We have a program that allows commercial loan customers to lock in a fixed rate for a longer period of time than we would normally offer for interest rate risk reasons. We will enter into a variable rate commercial loan and an interest rate swap agreement with a customer and then enter into an offsetting interest rate swap agreement with an unrelated party. The interest rate swap agreement fair values will generally move in opposite directions resulting in little or no net impact on our interim Condensed Consolidated Statements of Operations. All of the interest rate swap agreements - commercial with no hedge designation in the table above relate to this program.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the interim Condensed Consolidated Statements of Financial Condition for the periods presented:
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	March 31, 2025		December 31, 2024		March 31, 2025		December 31, 2024
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments
Pay-fixed interest rate swap agreements	Other assets	$11,283	Other assets	$14,336	Other liabilities	$1,404	Other liabilities	$350
Interest rate cap agreements	Other assets	354	Other assets	646	Other liabilities	—	Other liabilities	—
Interest rate floor agreements	Other assets	4,362	Other assets	3,642	Other liabilities	—	Other liabilities	—
		15,999		18,624		1,404		350
Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	368	Other assets	100	Other liabilities	—	Other liabilities	—
Mandatory commitments to sell mortgage loans	Other assets	—	Other assets	62	Other liabilities	31	Other liabilities	—
Pay-fixed interest rate swap agreements - commercial	Other assets	10,657	Other assets	15,799	Other liabilities	6,607	Other liabilities	2,474
Pay-variable interest rate swap agreements - commercial	Other assets	6,607	Other assets	2,474	Other liabilities	10,657	Other liabilities	15,799
		17,632		18,435		17,295		18,273
Total derivatives		$33,631		$37,059		$18,699		$18,623

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The effect of derivative financial instruments on the interim Condensed Consolidated Statements of Operations follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Gain (Loss) Recognized in Income
	Three Month Periods Ended March 31,			Three Month Periods Ended March 31,		Location of Gain (Loss) Recognized in Income	Three Month Periods Ended March 31,
	2025	2024		2025	2024		2025	2024
							(In thousands)
Fair Value Hedges
Pay-fixed interest rate swap agreement - commercial						Interest and fees on loans	$(85)	$79
Pay-fixed interest rate swap agreements - securities available for sale						Interest on securities	(2,375)	1,548
Pay-fixed interest rate swap agreements - installment						Interest and fees on loans	(682)	1,688
Pay-fixed interest rate swap agreements - mortgage						Interest and fees on loans	(965)	2,002
Pay-variable interest rate swap agreements - FHLB Advance						Interest expense - other borrowings and subordinated debt and debentures	—	(25)
Interest rate cap agreements - securities available for sale	$(155)	$38	Interest on securities	$(54)	$(54)	Interest on securities	—	40
Total	$(155)	$38		$(54)	$(54)		$(4,107)	$5,332

Cash Flow Hedges
Interest rate floor agreements - commercial	$752	$(2,267)	Interest and fees on loans	$(368)	$(212)	Interest and fees on loans	$(368)	$(212)
Interest rate cap agreements - short-term funding liabilities	(131)	—	Interest expense	(2)	—	Interest expense	(2)	—
Total	$621	$(2,267)		$(370)	$(212)		$(370)	$(212)

No hedge designation
Rate-lock mortgage loan commitments						Net gains on mortgage loans	$268	$94
Mandatory commitments to sell mortgage loans						Net gains on mortgage loans	(93)	229
Pay-fixed interest rate swap agreements - commercial						Interest and fees on loans	(9,275)	5,970
Pay-variable interest rate swap agreements - commercial						Interest and fees on loans	9,275	(5,970)
Total							$175	$323

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7.    Goodwill and Other Intangibles
The following table summarizes intangible assets, net of amortization:

	March 31, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets - core deposits	$11,916	$10,550	$11,916	$10,428
Unamortized intangible assets - goodwill	$28,300		$28,300
A summary of estimated core deposits intangible amortization at March 31, 2025 follows:

(In thousands)

Nine months ending December 31, 2025	365
2026	460
2027	434
2028	107
Total	$1,366
8.    Share Based Compensation
We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.3 million shares of common stock as of March 31, 2025. The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.1 million shares of common stock as of March 31, 2025. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.
A summary of restricted stock and performance stock units (“PSU”) granted pursuant to our long-term incentive plan follows:

	Three Months Ended March 31,
	2025	2024

Restricted stock	52,019	80,355
PSU	16,364	18,822
The shares of restricted stock and PSUs shown in the above table cliff vest after a period of three years. The performance criteria of the PSUs is split evenly between a comparison of (i) our total shareholder return and (ii) our return on average assets each over the three year period starting on the grant date to these same criteria over that period to an index of our banking peers.
Our directors may elect to receive all or a portion of their cash retainer fees in the form of common stock (either on a current basis or on a deferred basis) pursuant to the non-employee director stock purchase plan referenced above. Shares equal in value to that portion of each director’s fees that he or she has elected to receive in stock on a current basis are issued each quarter and vest immediately. Shares issued on a deferred basis are credited at the rate of 90% of the current fair value of our common stock and vest immediately. During the three month periods ended March 31, 2025 and 2024 we issued 0.002 million and 0.002 million shares, respectively and expensed their value during those same periods.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Total compensation expense recognized for grants pursuant to our long-term incentive plan was $0.7 million during both three month periods ended March 31, 2025 and 2024, respectively. The corresponding tax benefit relating to this expense was $0.1 million during both three month periods ended March 31, 2025 and 2024, respectively. Total expense recognized for non-employee director share based payments was $0.06 million and $0.07 million during three month periods ended March 31, 2025 and 2024, respectively. The corresponding tax benefit relating to this expense was $0.01 million and $0.01 million for three month periods ended March 31, 2025 and 2024, respectively.
At March 31, 2025, the total expected compensation cost related to non-vested restricted stock and PSUs not yet recognized was $4.7 million. The weighted-average period over which this amount will be recognized is 2.3 years.
A summary of outstanding stock option grants and related transactions follows:

	Number of Shares	Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregated Intrinsic Value
				(In thousands)
Outstanding at January 1, 2025	5,583	$13.43
Granted	—
Exercised	(2,793)	13.43
Forfeited	—
Expired	—
Outstanding at March 31, 2025	2,790	$13.43	1.9	$48

Vested and expected to vest at March 31, 2025	2,790	$13.43	1.9	$48
Exercisable at March 31, 2025	2,790	$13.43	1.9	$48
A summary of outstanding non-vested stock and related transactions follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2025	266,986	$24.64
Granted	68,383	37.29
Vested	(66,502)	27.58
Forfeited	(1,014)	25.76
Outstanding at March 31, 2025	267,853	$27.34
Certain information regarding options exercised during the periods follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Intrinsic value	$64	$91
Cash proceeds received	$—	$—
Tax benefit realized	$13	$19

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9.    Income Tax
Income tax expense was $3.5 million and $3.8 million during the three month periods ended March 31, 2025 and 2024, respectively. Our actual federal income tax expense is different than the amount computed by applying our statutory income tax rate to our income before income tax primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance. In addition, the three month periods ending March 31, 2025 and 2024 include reductions of $0.30 million and $0.11 million, respectively, of income tax expense related to the impact of the excess value of stock awards that vested and stock options that were exercised as compared to the initial fair values that were expensed.
We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. The ultimate realization of this asset is primarily based on generating future income. We concluded at March 31, 2025, March 31, 2024 and December 31, 2024 that the realization of substantially all of our deferred tax assets continues to be more likely than not.
At both March 31, 2025 and December 31, 2024, we had approximately $0.2 million, respectively, of gross unrecognized tax benefits. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the remainder of 2025.
10.    Regulatory Matters
Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits. As of March 31, 2025, the Bank had positive undivided profits of $228.5 million. It is not our intent to have dividends paid in amounts that would reduce the capital of our Bank to levels below those which we consider prudent or that would not be in accordance with guidelines of regulatory authorities.
We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can result in certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our interim condensed consolidated financial statements. In addition, capital adequacy rules include a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. To avoid limits on capital distributions and certain discretionary bonus payments we must meet the minimum ratio for adequately capitalized institutions plus the buffer. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of March 31, 2025 and December 31, 2024, categorized our Bank as well capitalized and exceeding the minimum ratio for adequately capitalized institutions plus the capital conservation buffer. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our actual capital amounts and ratios follow (1):

	Actual		Minimum for Adequately Capitalized Institutions		Minimum for Well-Capitalized Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2025
Total capital to risk-weighted assets
Consolidated	$632,083	14.51%	$348,557	8.00%	NA	NA
Independent Bank	573,522	13.19	347,964	8.00	$434,955	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$537,485	12.34%	$261,418	6.00%	NA	NA
Independent Bank	519,015	11.93	260,973	6.00	$347,964	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$498,896	11.45%	$196,063	4.50%	NA	NA
Independent Bank	519,015	11.93	195,730	4.50	$282,721	6.50%

Tier 1 capital to average assets
Consolidated	$537,485	9.89%	$217,485	4.00%	NA	NA
Independent Bank	519,015	9.56	217,153	4.00	$271,441	5.00%

December 31, 2024
Total capital to risk-weighted assets
Consolidated	$622,444	14.22%	$350,113	8.00%	NA	NA
Independent Bank	567,254	12.99	349,335	8.00	$436,668	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$527,616	12.06%	$262,585	6.00%	NA	NA
Independent Bank	512,546	11.74	262,001	6.00	$349,335	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$489,044	11.17%	$196,939	4.50%	NA	NA
Independent Bank	512,546	11.74	196,501	4.50	$283,834	6.50%

Tier 1 capital to average assets
Consolidated	$527,616	9.85%	$214,332	4.00%	NA	NA
Independent Bank	512,546	9.58	214,112	4.00	$267,640	5.00%
_______________________________________

(1)	These ratios do not reflect a capital conservation buffer of 2.50% at March 31, 2025 and December 31, 2024.
NA - Not applicable

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
	(In thousands)
Total shareholders' equity	$467,277	$454,686	$487,396	$478,188
Add (deduct)
Accumulated other comprehensive loss for regulatory purposes	61,285	64,146	61,285	64,146
Goodwill and other intangibles	(29,666)	(29,788)	(29,666)	(29,788)
Common equity tier 1 capital	498,896	489,044	519,015	512,546
Qualifying trust preferred securities	38,589	38,572	—	—
Tier 1 capital	537,485	527,616	519,015	512,546
Subordinated debt	40,000	40,000	—	—
Allowance for credit losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	54,598	54,828	54,507	54,708
Total risk-based capital	$632,083	$622,444	$573,522	$567,254

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
Other real estate: At the time of acquisition, other real estate is recorded at fair value, less estimated costs to sell, which becomes the property’s new basis. Subsequent write-downs to reflect declines in value since the time of acquisition may occur from time to time and are recorded in net gains on other real estate and repossessed assets, which is part of non-interest expense - other in the interim Condensed Consolidated Statements of Operations. The fair value of the property used at and subsequent to the time of acquisition is typically determined by a third party appraisal of the property. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and typically result in a Level 3 classification of the inputs for determining fair value.
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
	(In thousands)
March 31, 2025:
Measured at Fair Value on a Recurring Basis
Assets
Securities available for sale
U.S. agency	$8,674	$—	$8,674	$—
U.S. agency residential mortgage-backed	69,582	—	69,582	—
U.S. agency commercial mortgage-backed	11,276	—	11,276	—
Private label mortgage-backed	49,259	—	49,259	—
Other asset backed	36,036	—	36,036	—
Obligations of states and political subdivisions	284,250	—	284,250	—
Corporate	69,620	—	69,620	—
Trust preferred	979	—	979	—
Loans held for sale, carried at fair value	9,514	—	9,514	—
Capitalized mortgage loan servicing rights	32,171	—	—	32,171
Derivatives (1)	33,631	—	33,631	—
Liabilities
Derivatives (2)	18,699	—	18,699	—

Measured at Fair Value on a Non-recurring Basis:
Assets
Collateral dependent loans (3)
Commercial
Commercial and industrial	3,802	—	—	3,802
Commercial real estate	323	—	—	323
Mortgage
1-4 family owner occupied - non-jumbo	634	—	—	634
1-4 family non-owner occupied	21	—	—	21
1-4 family - 2nd lien	112	—	—	112
Resort lending	92	—	—	92
Installment
Boat lending	109	—	—	109
Recreational vehicle lending	172	—	—	172
Other	69	—	—	69
________________________________
(1)Included in accrued income and other assets
(2)Included in accrued expenses and other liabilities
(3)Only includes individually evaluated loans with specific allocations of the ACL based on collateral value.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

		Fair Value Measurements Using
	Fair Value Measure- ments	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
December 31, 2024:
Measured at Fair Value on a Recurring Basis
Assets
Securities available for sale
U.S. agency	$8,159	$—	$8,159	$—
U.S. agency residential mortgage-backed	71,137	—	71,137	—
U.S. agency commercial mortgage-backed	11,641	—	11,641	—
Private label mortgage-backed	70,035	—	70,035	—
Other asset backed	38,516	—	38,516	—
Obligations of states and political subdivisions	288,791	—	288,791	—
Corporate	69,921	—	69,921	—
Trust preferred	982	—	982	—
Loans held for sale, carried at fair value	7,643	—	7,643	—
Capitalized mortgage loan servicing rights	46,796	—	—	46,796
Derivatives (1)	37,059	—	37,059	—
Liabilities
Derivatives (2)	18,623	—	18,623	—

Measured at Fair Value on a Non-recurring Basis:
Assets
Collateral dependent loans (3)
Commercial
Commercial and industrial	4,205	—	—	4,205
Commercial real estate	132	—	—	132
Mortgage
1-4 family owner occupied - non-jumbo	627	—	—	627
1-4 family - 2nd lien	170	—	—	170
Resort lending	92	—	—	92
Installment
Boat lending	56	—	—	56
Recreational vehicle lending	172	—	—	172
Other	59	—	—	59
_________________________________
(1)Included in accrued income and other assets
(2)Included in accrued expenses and other liabilities
(3)Only includes individually evaluated loans with specific allocations of the ACL based on collateral value.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the three Month Periods Ended March 31 for items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Net Gains on Assets	Mortgage Loan Servicing, net	Total Change in Fair Values Included in Current Period Earnings
	Mortgage Loans
	(In thousands)
2025
Loans held for sale	$55	$—	$55
Capitalized mortgage loan servicing rights	—	(2,424)	(2,424)

2024
Loans held for sale	29	—	29
Capitalized mortgage loan servicing rights	—	506	506
For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the interim Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends received.
The following represent impairment charges recognized during the three month periods ended March 31, 2025 and 2024 relating to assets measured at fair value on a non-recurring basis:
•Loans that are individually evaluated using the fair value of collateral for collateral dependent loans had a carrying amount of $5.3 million, which is net of a valuation allowance of $3.7 million at March 31, 2025, and had a carrying amount of $5.5 million, which is net of a valuation allowance of $2.3 million at December 31, 2024. The provision for credit losses included in our results of operations relating to collateral dependent loans was a net expense of $1.7 million and $1.6 million for the three month periods ending March 31, 2025 and 2024, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
A reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Capitalized Mortgage Loan Servicing Rights
	Three Months Ended March 31,
	2025	2024
	(In thousands)
Beginning balance	$46,796	$42,243
Total gains (losses) realized and unrealized:
Included in results of operations	(2,424)	506
Included in results of operations - gain on sale(1)	(94)	—
Included in other comprehensive loss	—	—
Purchases, issuances, settlements, maturities and calls	855	828
Sales(1)	(12,962)	—
Transfers in and/or out of Level 3	—	—
Ending balance	$32,171	$43,577

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at March 31	$(2,424)	$506
(1)     On January 31, 2025 we sold $931.6 million of mortgage loan servicing rights (26.3% of total servicing portfolio) and transferred the servicing on March 3, 2025. This sale represented approximately $13.1 million (27.9%) of the total capitalized mortgage loan servicing right asset. While there remains a customary hold back of final settlement funds of approximately $0.5 million relating to this transaction, we are not aware of any issues that will have a material impact on this final payment. Transaction expenses relating to this sale were approximately $0.3 million and was expensed during the first quarter of 2025.
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

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)
March 31, 2025
Capitalized mortgage loan servicing rights	$32,171	Present value of net servicing revenue	Discount rate	10.00% to 17.51%	10.38%
			Cost to service	$67 to $227	$80
			Ancillary income	19 to 30	21
			Float rate	3.93%	3.93%
			Prepayment rate	5.33% to 29.15%	8.62%
December 31, 2024
Capitalized mortgage loan servicing rights	$46,796	Present value of net servicing revenue	Discount rate	10.00% to 19.15%	10.37%
			Cost to service	$70 to $817	$79
			Ancillary income	20 to 30	20
			Float rate	4.33%	4.33%
			Prepayment rate	5.40% to 28.28%	7.54%

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)
March 31, 2025
Collateral dependent loans
Commercial	$4,125	Discounting financial statement and machinery and equipment appraised values	Discount rates used	50.0% to 65.0%	58.7%
		Sales comparison approach	Adjustment for differences between comparable sales	(20.0) to 65.0	(3.3)
Mortgage and Installment(1)	1,209	Sales comparison approach	Adjustment for differences between comparable sales	(22.0) to 21.7	(0.3)

December 31, 2024
Collateral dependent loans
Commercial	$4,337	Discounting financial statement and machinery and equipment appraised values	Discount rates used	45.0% to 55.0%	50.5%
		Sales comparison approach	Adjustment for differences between comparable sales	(20.0) to 35.0	(1.4)
Mortgage and Installment(1)	1,176	Sales comparison approach	Adjustment for differences between comparable sales	(22.0) to 21.7	(0.4)

(1)
In addition to the valuation techniques and unobservable inputs discussed above, at March 31, 2025 and December 31, 2024 certain collateral dependent installment loans totaling approximately $0.35 million and $0.29 million, respectively, are secured by collateral other than real estate. For the majority of these loans, we apply internal discount rates to industry valuation guides.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
March 31, 2025	$9,514	$133	$9,381
December 31, 2024	7,643	78	7,565

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The estimated recorded book balances and fair values follow:

			Fair Value Using
	Recorded Book Balance	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
March 31, 2025
Assets
Cash and due from banks	$60,566	$60,566	$60,566	$—	$—
Interest bearing deposits	67,579	67,579	67,579	—	—
Securities available for sale	529,676	529,676	—	529,676	—
Securities held to maturity	336,928	302,579	—	302,579	—
Federal Home Loan Bank and Federal
Reserve Bank Stock	15,587	NA	NA	NA	NA
Net loans and loans held for sale	4,022,170	3,825,830	—	9,514	3,816,316
Accrued interest receivable	18,807	18,807	139	5,245	13,423
Derivative financial instruments	33,631	33,631	—	33,631	—

Liabilities
Deposits with no stated maturity (1)	$3,810,665	$3,810,665	$3,810,665	$—	$—
Deposits with stated maturity (1)	823,266	821,048	—	821,048	—
Other borrowings	45,014	45,014	—	45,014	—
Subordinated debt	39,605	40,226	—	40,226	—
Subordinated debentures	39,813	39,899	—	39,899	—
Accrued interest payable	3,992	3,992	362	3,630	—
Derivative financial instruments	18,699	18,699	—	18,699	—

December 31, 2024
Assets
Cash and due from banks	$56,984	$56,984	$56,984	$—	$—
Interest bearing deposits	62,898	62,898	62,898	—	—
Securities available for sale	559,182	559,182	—	559,182	—
Securities held to maturity	339,436	301,860	—	301,860	—
Federal Home Loan Bank and Federal
Reserve Bank Stock	16,099	NA	NA	NA	NA
Net loans and loans held for sale	3,987,089	3,772,862	—	7,643	3,765,219
Accrued interest receivable	19,113	19,113	46	5,606	13,461
Derivative financial instruments	37,059	37,059	—	37,059	—

Liabilities
Deposits with no stated maturity (1)	$3,806,185	$3,806,185	$3,806,185	$—	$—
Deposits with stated maturity (1)	847,903	845,534	—	845,534	—
Other borrowings	45,009	44,996	—	44,996	—
Subordinated debt	39,586	40,412	—	40,412	—
Subordinated debentures	39,796	40,235	—	40,235	—
Accrued interest payable	3,109	3,109	374	2,735	—
Derivative financial instruments	18,623	18,623	—	18,623	—

(1)
Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $802.937 million and $797.224 million at March 31, 2025 and December 31, 2024, respectively. Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $107.589 million and $109.807 million at March 31, 2025 and December 31, 2024, respectively.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
13.    Contingencies

Pressures from various global and national macroeconomic conditions, including significant volatility and uncertainty with U.S. and global market conditions, the direct and indirect impacts of potential changes to U.S. trade policies, recessionary concerns, uncertainty regarding future interest rates, foreign currency exchange rate fluctuations, the continuation of the Russia-Ukraine war, ongoing and potentially increasing conflict in the Middle East, and potential governmental responses to these events, continue to create significant economic uncertainty. In addition, pursuit of various initiatives announced by the Trump administration may create some degree of volatility in our customers’ businesses, regulation of the financial services industry, and the markets in which we operate.

The extent to which these pressures and other factors may impact our business, results of operations, asset valuations, financial condition, and customers will depend on future developments, which continue to be highly uncertain and difficult to predict. Material adverse impacts may include all or a combination of valuation impairments on our other intangibles, goodwill, securities available for sale, securities held to maturity, loans, capitalized mortgage loan servicing rights or deferred tax assets.

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
Litigation
We are involved in various litigation matters in the ordinary course of business. At the present time, we do not believe any of these matters will have a significant impact on our interim condensed consolidated financial position or results of operations. The aggregate amount we have accrued for losses we consider probable as a result of these litigation matters is not material. However, because of the inherent uncertainty of outcomes from any litigation matter, we believe it is reasonably possible we may incur losses in addition to the amounts we have accrued. At this time, we estimate the maximum amount of additional losses that are reasonably possible is insignificant. However, because of a number of factors, including the fact that certain of these litigation matters are still in their early stages, this maximum amount may change in the future.
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
Because of the very limited liquidity for the Class B-1 shares (prior to completion of the exchange offer) and uncertainty regarding the likelihood, ultimate timing, and eventual exchange rate for Class B-1 shares into Class A shares, we were carrying these shares at zero, representing cost basis less impairment. In light of the continued uncertainty regarding the likelihood, ultimate timing, and eventual exchange rate for Class B-2 shares into Class A shares, we are carrying the Class B-2 shares at zero, representing cost basis less impairment. However, given the current conversion ratio of 1.5342 Class A shares for every 1 Class B-2 share and the closing price of Visa Class A shares on May 2, 2025 of $347.60 per share, our 6,283 Class B-2 shares would have a current “value” of approximately $3.4 million.
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
14.    Accumulated Other Comprehensive Loss (“AOCL”)
A summary of changes in AOCL follows:

	Unrealized Losses on Securities AFS	Unrealized Losses on Securities Transferred to Securities HTM (1)	Dispropor- tionate Tax Effects from Securities AFS	Unrealized Gains (Losses) on Derivative Instruments	Total
	(In thousands)
For the three months ended March 31,
2025
Balances at beginning of period	$(49,301)	$(12,775)	$(5,798)	$(2,070)	$(69,944)
Other comprehensive income before reclassifications	1,260	637	—	368	2,265
Amounts reclassified from AOCL	261	—	—	335	596
Net current period other comprehensive income	1,521	637	—	703	2,861
Balances at end of period	$(47,780)	$(12,138)	$(5,798)	$(1,367)	$(67,083)

2024
Balances at beginning of period	$(51,113)	$(15,408)	$(5,798)	$177	$(72,142)
Other comprehensive income (loss) before reclassifications	1,203	648	—	(1,761)	90
Amounts reclassified from AOCL	213	—	—	210	423
Net current period other comprehensive income (loss)	1,416	648	—	(1,551)	513
Balances at end of period	$(49,697)	$(14,760)	$(5,798)	$(1,374)	$(71,629)
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
A summary of reclassifications out of each component of AOCL for the three months ended March 31 follows:

AOCL Component	Amount Reclassified From AOCL	Affected Line Item in Interim Condensed Consolidated Statements of Operations
(In thousands)
2025
Unrealized losses on securities available for sale
	$(330)	Net losses on securities available for sale
	(69)	Income tax expense
	$(261)	Reclassifications, net of tax

Unrealized gains (losses) on derivative instruments
	$422	Interest income
	2	Interest expense
424
	89	Income tax expense
	$335	Reclassifications, net of tax

	$(596)	Total reclassifications for the period, net of tax

2024
Unrealized losses on securities available for sale
	$(269)	Net losses on securities available for sale
	(56)	Income tax expense
	$(213)	Reclassifications, net of tax

Unrealized gains (losses) on derivative instruments
	$266	Interest income
	56	Income tax expense
	$210	Reclassifications, net of tax

	$(423)	Total reclassifications for the period, net of tax

15.    Revenue from Contracts with Customers
We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. We derive the majority of our revenue from financial instruments and their related contractual rights and obligations which for the most part are excluded from the scope of this topic. These sources of revenue that are excluded from the scope of this topic include interest income, net gains on mortgage loans, net losses on securities AFS, mortgage loan servicing, net and bank owned life insurance and were approximately 88.5% and 89.0% of total revenues for the three month periods ending March 31, 2025 and 2024, respectively.
Material sources of revenue that are included in the scope of this topic include service charges on deposit accounts, other deposit related income, interchange income and investment and insurance commissions and are discussed in the following

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
paragraphs. Generally these sources of revenue are earned at the time the service is delivered or over the course of a monthly period and do not result in any contract asset or liability balance at any given period end. As a result, there were no contract assets or liabilities recorded as of March 31, 2025 and December 31, 2024, respectively.
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
Net (gains) losses on other real estate and repossessed assets: We record a gain or loss from the sale of other real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. If we were to finance the sale of other real estate to the buyer, we would assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction is probable. Once these criteria are met, the other real estate asset would be derecognized and the gain or loss on sale would be recorded upon the transfer of control of the property to the buyer. There were no other real estate properties sold during the three month periods ending March 31, 2025 and 2024 that were financed by us.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
Three months ending March 31, 2025	(In thousands)
Retail
Overdraft fees	$2,108	$—	$—	$—	$2,108
Account service charges	593	—	—	—	593
ATM fees	—	355	—	—	355
Other	—	184	—	—	184
Business
Overdraft fees	113	—	—	—	113
ATM fees	—	10	—	—	10
Other	—	99	—	—	99
Interchange income	—	—	3,127	—	3,127
Asset management revenue	—	—	—	410	410
Transaction based revenue	—	—	—	343	343

Total	$2,814	$648	$3,127	$753	$7,342

Reconciliation to interim Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$648
Investment and insurance commissions					753
Bank owned life insurance (1)					296
Other (1)					1,449
Total					$3,146
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

Reconciliation to interim Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$748
Investment and insurance commissions					804
Bank owned life insurance (1)					181
Other (1)					985
Total					$2,718
(1)Excluded from the scope of ASC Topic 606.
16.    Leases
We have entered into leases in the normal course of business primarily for office facilities, some of which include renewal options and escalation clauses. Certain leases also include both lease components (fixed payments including rent, taxes and insurance costs) and non-lease components (common area or other maintenance costs) which are accounted for as a single lease component as we have elected the practical expedient to group lease and non-lease components together for all leases. We have also elected not to recognize leases with original lease terms of 12 months or less (short-term leases) on our interim Condensed Consolidated Statements of Financial Condition. Most of our leases include one or more options to renew. The exercise of lease renewal options is typically at our sole discretion and are included in our right of use (“ROU”) assets and lease liabilities if they are reasonably certain of exercise.
Leases are classified as operating or finance leases at the lease commencement date (we did not have any finance leases as of March 31, 2025). Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. The ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of the lease payment over the lease term.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.
The cost components of our operating leases follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Operating lease cost	$326	$346
Variable lease cost	8	11
Short-term lease cost	20	24
Total	$354	$381
Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities.
Supplemental balance sheet information related to our operating leases follows:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Lease right of use asset (1)	$6,003	$5,971
Lease liabilities (2)	$6,366	$6,338

Weighted average remaining lease term (years)	6.97	7.07
Weighted average discount rate	3.8%	3.7%
(1)Included in Accrued income and other assets in our interim Condensed Consolidated Statements of Financial Condition.
(2)Included in Accrued expenses and other liabilities in our interim Condensed Consolidated Statements of Financial Condition.
Maturity analysis of our lease liabilities at March 31, 2025 based on required contractual payments follows:

(In thousands)

Nine months ending December 31, 2025	$1,005
2026	1,201
2027	1,064
2028	1,013
2029	869
2030 and thereafter	2,214
Total lease payments	7,366
Less imputed interest	(1,000)
Total	$6,366

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

17.    Segment Reporting
Independent Bank Corporation is a bank holding company, whose principal activity is the ownership and management of its wholly-owned subsidiaries, including Independent Bank. As a community-oriented financial institution, substantially all of our operations involve the delivery of loan and deposit products to customers.
Our reportable segment is determined by the Chief Executive Officer, who is the designated chief operating decision maker, based upon information provided about the products and services we offer, primarily banking operations. The segment is also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business, which are then aggregated if the operating performance, products/services, and customers are similar. The chief operating decision maker will evaluate the performance of our business components such as evaluating revenue streams, significant expenses, and budget to actual results assessing our segment and in the determination of allocating resources. The chief operating decision maker uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The chief operating decision maker uses consolidated net income, earnings per share, and return on average assets to benchmark us against our competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessing performance and in establishing compensation. Loans, investments, and deposits provide the majority of revenues in the banking operation. Interest expense, provisions for credit losses, and compensation and employee benefits provide the significant expenses in the banking operation. All operations are domestic.
Segment performance is evaluated using consolidated net income, earnings per share, and return on average assets. Information reported internally for performance assessment by the chief operating decision maker is as follows, inclusive of reconciliations of significant segment totals to the interim condensed consolidated financial statements for the three-month periods ended March 31, 2025 and 2024.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended March 31, 2025
	Independent Bank	Other(1)	Eliminations	Total
	(In thousands)
INTEREST INCOME
Interest and fees on loans	$57,708	$—	$60	$57,768
Interest on securities	6,806	—	—	6,806
Other investments	1,570	369	(369)	1,570
Total Interest Income	66,084	369	(309)	66,144
INTEREST EXPENSE
Deposits	21,324	—	(369)	20,955
Other borrowings and subordinated debt and debentures	143	1,361	—	1,504
Total Interest Expense	21,467	1,361	(369)	22,459
Net Interest Income	44,617	(992)	60	43,685
Provision for credit losses	721	—	—	721
Net Interest Income After Provision for Credit Losses	43,896	(992)	60	42,964
NON-INTEREST INCOME
Interchange income	3,127	—	—	3,127
Service charges on deposit accounts	2,814	—	—	2,814
Net gains on mortgage loans	2,223	—	80	2,303
Mortgage loan servicing, net	(636)	—	—	(636)
Other	2,694	319	(197)	2,816
Total Non-interest Income	10,222	319	(117)	10,424
NON-INTEREST EXPENSE
Compensation and employee benefits	20,292	132	(41)	20,383
Data processing	3,710	19	—	3,729
Occupancy, net	2,217	6	—	2,223
Interchange expense	1,119	—	—	1,119
Furniture, fixtures and equipment	884	1	—	885
Advertising	859	2	—	861
FDIC deposit insurance	711	—	—	711
Legal and professional	356	123	—	479
Loan and collection	786	—	—	786
Communications	582	9	—	591
Other	2,301	194	—	2,495
Total Non-interest Expense	33,817	486	(41)	34,262
Income Before Income Tax	20,301	(1,159)	(16)	19,126
Income tax expense	3,954	(414)	(4)	3,536
Net Income	$16,347	$(745)	$(12)	$15,590

OTHER SEGMENT DISCLOSURES
Depreciation	1,240	1	—	1,241
Amortization	122	—	—	122
Total assets	5,321,109	562,848	(555,529)	5,328,428
(1)    Includes amounts relating to our parent company and certain insignificant operations.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended March 31, 2024
	Independent Bank		Other(1)	Eliminations	Total
	(In thousands)
INTEREST INCOME
Interest and fees on loans	$54,987		$—	$56	$55,043
Interest on securities	8,642		—	—	8,642
Other investments	1,441		398	(398)	1,441
Total Interest Income	65,070		398	(342)	65,126
INTEREST EXPENSE
Deposits	23,208		—	(398)	22,810
Other borrowings and subordinated debt and debentures	649		1,470	—	2,119
Total Interest Expense	23,857		1,470	(398)	24,929
Net Interest Income	41,213		(1,072)	56	40,197
Provision for credit losses	744		—	—	744
Net Interest Income After Provision for Credit Losses	40,469		(1,072)	56	39,453
NON-INTEREST INCOME
Interchange income	3,151		—	—	3,151
Service charges on deposit accounts	2,872		—	—	2,872
Net gains on mortgage loans	1,319		—	45	1,364
Mortgage loan servicing, net	2,725		—	—	2,725
Other	2,360		215	(126)	2,449
Total Non-interest Income	12,427		215	(81)	12,561
NON-INTEREST EXPENSE
Compensation and employee benefits	20,680		114	(24)	20,770
Data processing	3,236		19	—	3,255
Occupancy, net	2,068	0	6	—	2,074
Interchange expense	1,097		—	—	1,097
Furniture, fixtures and equipment	953		1	—	954
Advertising	489		2	—	491
FDIC deposit insurance	782		—	—	782
Legal and professional	338		148	—	486
Loan and collection	512		—	—	512
Communications	610		5	—	615
Other	969		188	—	1,157
Total Non-interest Expense	31,734		483	(24)	32,193
Income Before Income Tax	21,162		(1,340)	(1)	19,821
Income tax expense	4,127		(298)	1	3,830
Net Income	$17,035		$(1,042)	$(2)	$15,991

OTHER SEGMENT DISCLOSURES
Depreciation	1,291		1	—	1,292
Amortization	129		—	—	129
Total assets	5,227,008		506,759	(502,512)	5,231,255
(1)    Includes amounts relating to our parent company and certain insignificant operations.

Index
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction. The following section presents additional information to assess the financial condition and results of operations of Independent Bank Corporation (“IBCP”), its wholly-owned bank, Independent Bank (the “Bank”), and their subsidiaries. This section should be read in conjunction with the interim Condensed Consolidated Financial Statements. We also encourage you to read our 2024 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”). That report includes a list of risk factors that you should consider in connection with any decision to buy or sell our securities.
Overview. We provide banking services to customers located primarily in Michigan’s Lower Peninsula. We also have a loan production office in Fairlawn, Ohio. As a result, our success depends to a great extent upon the economic conditions in Michigan’s Lower Peninsula.

Recent Developments. Pressures from various global and national macroeconomic conditions, including significant volatility and uncertainty with U.S. and global market conditions, the direct and indirect impacts of potential changes to U.S. trade policies, recessionary concerns, uncertainty regarding future interest rates, foreign currency exchange rate fluctuations, the continuation of the Russia-Ukraine war, ongoing and potentially increasing conflict in the Middle East, and potential governmental responses to these events, continue to create significant economic uncertainty. In addition, pursuit of various initiatives announced by the Trump administration may create some degree of volatility in our customers’ businesses, regulation of the financial services industry, and the markets in which we operate. The extent to which these pressures and other factors may impact our business, results of operations, asset valuations, financial condition, and customers will depend on future developments, which continue to be highly uncertain and difficult to predict. Material adverse impacts may include all or a combination of valuation impairments on our other intangibles, goodwill, securities available for sale ("AFS"), securities held to maturity ("HTM"), loans, capitalized mortgage loan servicing rights or deferred tax assets.

It is against this backdrop that we discuss our results of operations and financial condition for the first quarter of 2025 as compared to earlier periods.
RESULTS OF OPERATIONS
Summary. We recorded net income of $15.6 million and $16.0 million during the three months ended March 31, 2025 and 2024, respectively. The decrease in 2025 first quarter results as compared to 2024 is due primarily to a $2.8 unfavorable change in the fair value due to price of capitalized mortgage loan servicing rights and a $0.9 million increase in costs (recoveries) related to unfunded lending commitments that were partially offset by a $3.5 million increase in net interest income.
Key performance ratios

	Three months ended March 31,
	2025	2024
Net income (annualized) to
Average assets	1.18%	1.24%
Average shareholders’ equity	13.71%	15.95%

Net income per common share
Basic	$0.74	$0.77
Diluted	0.74	0.76

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
Our net interest income totaled $43.7 million during the first quarter of 2025, an increase of $3.5 million, or 8.7% from the year-ago period. This increase primarily reflects a $167.9 million increase in average interest-earning assets and a 19 basis point increase in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”).
The increase in average interest-earning assets in the first quarter of 2025 as compared to the same period in 2024 primarily reflects growth in commercial and mortgage loans funded from a decrease in securities available for sale and an increase in core deposits.
The increases in our net interest margin during the three month period in 2025 is attributed to a 25 basis point decrease in interest expense as a percent of average interest-earning assets ("Cost of Funds") that was only partially offset by a six basis point decrease in interest income as a percent of average interest-earning assets ("Asset Yield") . These decreases are primarily attributed to the decreases in the federal funds rate since September of 2024. Our Cost of Funds has been positively impacted by deposit pricing sensitivity to the decreases in interest rates discussed above as well as changes in funding mix (such as shifting from generally higher cost brokered deposits and other borrowings to relatively lower cost core deposits). Our Asset Yield has been negatively impacted by lower rates on variable rate loans as well as new loans being originated at lower rates than existing loans being paid off that has been partially offset by a shift in earning asset mix from generally lower rate investment securities to higher rate loans. See Asset/liability management.
Our net interest income is also impacted by our level of non-accrual loans. In the first quarter of 2025, non-accrual loans averaged $6.6 million. In the first quarter of 2024, non-accrual loans averaged $3.9 million. In addition, in the first quarter of 2025 we had net recoveries of $0.11 million of unpaid interest on loans placed on or taken off non-accrual or on loans previously charged-off compared to net recoveries of $0.29 million during the same period in 2024.

Index
Average Balances and Tax Equivalent Rates

	Three Months Ended March 31,
	2025			2024
	Average Balance	Interest	Rate (2)	Average Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$4,053,593	$57,685	5.74%	$3,801,985	$54,955	5.80%
Tax-exempt loans (1)	7,348	105	5.78	8,541	111	5.23
Taxable securities	619,764	4,036	2.60	680,133	5,251	3.09
Tax-exempt securities (1)	263,912	3,200	4.85	319,007	3,548	4.45
Interest bearing cash	117,706	1,291	4.45	84,182	1,143	5.46
Other investments	16,273	279	6.85	16,821	298	7.13
Interest Earning Assets	5,078,596	66,596	5.28	4,910,669	65,306	5.34
Cash and due from banks	57,464			55,550
Other assets, net	241,962			235,233
Total Assets	$5,378,022			$5,201,452

Liabilities
Savings and interest-bearing checking	$2,836,290	12,840	1.84	$2,633,519	13,367	2.04
Time deposits	871,377	8,115	3.78	864,672	9,443	4.39
Other borrowings	92,185	1,504	6.58	129,255	2,119	6.59
Interest Bearing Liabilities	3,799,852	22,459	2.40	3,627,446	24,929	2.76
Non-interest bearing deposits	1,007,665			1,063,454
Other liabilities	109,214			107,327
Shareholders’ equity	461,291			403,225

Total liabilities and shareholders’ equity	$5,378,022			$5,201,452

Net Interest Income		$44,137			$40,377

Net Interest Income as a Percent of Average Interest Earning Assets			3.49%			3.30%

_________________________________
(1)Interest on tax-exempt loans and securities available for sale is presented on a fully tax equivalent basis assuming a marginal tax rate of 21%.
(2)Annualized

Index
Reconciliation of Non-GAAP Financial Measures

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Net Interest Margin, Fully Taxable Equivalent ("FTE")

Net interest income	$43,685	$40,197
Add: taxable equivalent adjustment	452	180
Net interest income - taxable equivalent	$44,137	$40,377
Net interest margin (GAAP) (1)	3.46%	3.28%
Net interest margin (FTE) (1)	3.49%	3.30%
(1)Annualized.
Provision for credit losses. The provision for credit losses was an expense of $0.72 million and an expense of $0.74 million for the three months ended March 31, 2025 and 2024, respectively.
The provision for credit losses on loans in 2025 and 2024 was an expense of $0.72 million and $1.87 million and reflects our assessment of the allowance for credit losses (the “ACL”) on loans taking into consideration factors such as loan growth, loan mix, levels of non-performing and classified loans, economic conditions and loan net charge-offs. While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors. See “Portfolio Loans and asset quality” for a discussion of the various components of the ACL and their impact on the provision for credit losses in 2025. The decrease in the provision for credit losses expense from the prior year period is primarily due to a decrease in pooled allocation rates on commercial and retail loans that was partially offset by increases in the adjustment to allocations based on subjective factors (due in part to an increase in economic uncertainty during the first quarter) and specific allocations of the ACL.
The provision for credit losses on securities HTM in 2025 and 2024 were credits of $0.003 million and $1.13 million, respectively. The change in provision for credit losses on securities HTM reflects a partial recovery during the first quarter of 2024 of one corporate security (Signature Bank) totaling $1.125 million. See “Securities” below and note #3 to the interim Condensed Consolidated Financial Statements.
Non-interest income. Non-interest income is a significant element in assessing our results of operations. Non-interest income totaled $10.4 million during the first quarter of 2025 compared to $12.6 million in the first quarter of 2024.

Index
The components of non-interest income are as follows:
Non-Interest Income

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Interchange income	$3,127	$3,151
Service charges on deposit accounts	2,814	2,872
Net gains (losses) on assets
Mortgage loans	2,303	1,364
Securities available for sale	(330)	(269)
Mortgage loan servicing, net	(636)	2,725
Investment and insurance commissions	754	804
Bank owned life insurance	297	181
Other	2,095	1,733
Total non-interest income	$10,424	$12,561

Mortgage loan activity is summarized as follows:
Mortgage Loan Activity

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Mortgage loans originated	$107,779	$93,994
Mortgage loans sold (1)	82,618	80,818
Net gains on mortgage loans	2,303	1,364
Net gains as a percent of mortgage loans sold ("Loan Sales Margin")	2.79%	1.69%
Fair value adjustments included in the Loan Sales Margin	0.88	0.48
(1) Mortgage loan sales in the first quarters of 2025 and 2024 include $8.7 million and $6.8 million, respectively, of portfolio loan transactions. These transactions were performed for interest rate risk purposes.
Mortgage loans originated increased in 2025 as compared to 2024 due primarily to an increase in construction loans. Mortgage loans sold were relative unchanged in 2025 as compared to 2024.
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
Net gains on mortgage loans totaled $2.3 million and $1.4 million during the first quarters of 2025 and 2024, respectively. The increase from the prior year to date period was primarily due an increase in Loan Sales Margin.
Our Loan Sales Margin is impacted by several factors including competition and the manner in which the loan is sold. Net gains on mortgage loans are also impacted by recording fair value accounting adjustments. Excluding these fair value accounting adjustments, the Loan Sales Margin would have been 1.91% and 1.21% in the first quarters of 2025 and 2024, respectively. The increase in the Loan Sales Margin (excluding fair value adjustments) in the first quarter of 2025 was generally due in part to higher primary-to-secondary market pricing spreads relative to the same period last year.

Index
We recorded a net loss of $0.33 million and a net loss of $0.27 million on the sale of securities AFS for the first three months of 2025 and 2024, respectively. We recorded no credit related charges in either 2025 or 2024 on securities AFS. See “Securities” below and note #3 to the interim Condensed Consolidated Financial Statements.
Mortgage loan servicing, net, generated income (expense) of $(0.6) million and $2.7 million in the first quarters of 2025 and 2024, respectively. The significant variances in mortgage loan servicing, net are primarily due to changes in the fair value of capitalized mortgage loan servicing rights associated with changes in interest rates and the associated expected future prepayment levels and expected float rates as well as a decline in servicing revenue. The decline in servicing revenue is attributed to the sale of approximately $931 million of mortgage servicing rights on January 31, 2025.
Mortgage loan servicing, net activity is summarized in the following table:
Mortgage Servicing Revenue

	Three Months Ended March 31,
	2025	2024
Mortgage loan servicing, net:	(In thousands)
Revenue, net	$1,882	$2,219
Fair value change due to price	(1,533)	1,265
Fair value change due to pay-downs	(891)	(759)
Loss on sale of originated servicing rights	(94)	—
Total	$(636)	$2,725
Activity related to capitalized mortgage loan servicing rights is as follows:
Capitalized Mortgage Loan Servicing Rights

	Three months ended March 31,
	2025	2024
	(In thousands)
Balance at beginning of period	$46,796	$42,243
Originated servicing rights capitalized	855	828
Change in fair value	(2,424)	506
Sale of originated servicing rights (1)	(12,962)	—
Loss on sale of originated servicing rights (1)	(94)	—
Balance at end of period	$32,171	$43,577
(1)     On January 31, 2025 we sold $931.6 million of mortgage loan servicing rights (26.3% of total servicing portfolio) and transferred the servicing on March 3, 2025. This sale represented approximately $13.1 million (27.9%) of the total capitalized mortgage loan servicing right asset. While there remains a customary hold back of final settlement funds of approximately $0.5 million relating to this transaction, we are not aware of any issues that will have a material impact on this final payment. Transaction expenses relating to this sale were approximately $0.3 million and was expensed during the first quarter of 2025.
At March 31, 2025 we were servicing approximately $2.61 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 4.35% and a weighted average service fee of approximately 25.7 basis points. Capitalized mortgage loan servicing rights at March 31, 2025 totaled $32.2 million, representing approximately 123.2 basis points on the related amount of mortgage loans serviced for others.
As summarized in the table above, the decrease in capitalized mortgage loan servicing rights during the first quarter of 2025 is primarily attributed to the originated mortgage loan servicing rights sale. This transaction was executed in part to reduce the amount of exposure the bank had to rate variances that may impact the mortgage servicing right asset valuation in future periods. With this sale, it is expected mortgage servicing revenue, net will decrease commensurate with amount of servicing sold relative to the same periods in 2024. While the magnitude of fair value adjustments would also be expected to decrease, those adjustments are dependent upon factors that are harder to predict.

Index
Bank owned life insurance increased by $0.1 million in the first quarter of 2025, compared to the same prior year period due to an increase in crediting rate.
Other income in the table above increased by $0.4 million in the first quarter of 2025, compared to the same prior year period. The increase in the first quarter of 2025 was primarily due to higher commercial loan swap fees.
Non-interest expense. Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure.
Non-interest expense increased by $2.1 million to $34.3 million during the three-month period ended March 31, 2025 compared to the same period in 2024.
The components of non-interest expense are as follows:
Non-Interest Expense

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Compensation	$13,197	$13,277
Performance-based compensation	3,441	3,476
Payroll taxes and employee benefits	3,745	4,017
Compensation and employee benefits	20,383	20,770
Data processing	3,729	3,255
Occupancy, net	2,223	2,074
Interchange expense	1,119	1,097
Furniture, fixtures and equipment	885	954
Advertising	861	491
Loan and collection	786	512
FDIC deposit insurance	711	782
Communications	591	615
Legal and professional	479	486
Taxes, licenses and fees	326	261
Director fees	232	237
Costs (recoveries) related to unfunded lending commitments	196	(652)
Amortization of intangible assets	122	129
Provision (recovery) for loss reimbursement on sold loans	(11)	3
Net gains on other real estate and repossessed assets	(66)	(76)
Other	1,696	1,255
Total non-interest expense	$34,262	$32,193
Compensation and employee benefits expenses, in total, decreased $0.4 million on a quarterly comparative basis.
Compensation expense decreased by $0.1 million in the first quarter of 2025 compared to the same period in 2024. This comparative decrease in 2025 were primarily due to an increase in deferred loan origination costs due in part to higher commercial and mortgage loan volume.and a decrease in mortgage lending and other retail personnel that were only partially offset by salary increases that were predominantly effective on January 1, 2025.
Payroll taxes and employee benefits decreased by $0.3 million in the first quarter of 2025, respectively compared to the same period in 2024. The decrease was primarily due to a decrease in employee medical insurance costs.

Index
Data processing expense increased by $0.5 million in the first quarter of 2025 compared to the same prior year period due in part to core data processor annual asset growth and CPI related cost increases as well as new solutions implemented during this time frame.
Advertising increased by $0.4 million in the first quarter of 2025 compared to the same prior year period due primarily to the timing of strategic marketing spend relative to the prior year.
Loan and collection increased by $0.3 million in the first quarter of 2025 compared to the same period in 2024 due primarily to higher attorney and other general collection related expenses.
Costs (recoveries) related to unfunded lending commitments increased by $0.8 million in the first quarter of 2025 compared to the same prior year period. The increase was primarily due to increases in the changes to both the balance of lending commitments and the loss rates applied to those lending commitments.
Other expense increased by $0.5 million in the first quarter of 2025 compared to the same prior year period due primarily to costs related to the capitalized mortgage loan servicing right sale and higher Michigan Corporate Income Tax (due to an increase in taxable base). See “Non-interest income” above.
Income tax expense. We recorded an income tax expense of $3.5 million in the first quarter of 2025. This compares to an income tax expense of $3.8 million in the first quarter of 2024. The change in expense in the first quarter of 2025 compared to the same period in 2024 is due in part to changes in pretax income.
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
We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. The ultimate realization of this asset is primarily based on generating future income. We concluded at March 31, 2025 and 2024 and at December 31, 2024, that the realization of substantially all of our deferred tax assets continues to be more likely than not.
FINANCIAL CONDITION
Summary. Our total assets decreased by $9.7 million during the first three months of 2025. Loans, excluding loans held for sale, were $4.07 billion at March 31, 2025, compared to $4.04 billion at December 31, 2024. Commercial loans increased while mortgage loans and installment loans each decreased during the first three months of 2025. (See “Portfolio Loans and asset quality.”) Securities available for sale and securities held to maturity together totaled $866.6 million at March 31, 2025, a decline of $32.0 million since December 31, 2024.
Deposits totaled $4.63 billion at March 31, 2025, a decrease of $20.2 million from December 31, 2024. The decrease in deposits from December 31, 2024, is due to decreases in non-interest bearing and brokered time deposits that were partially offset by increases in savings and interest-bearing checking, reciprocal and time deposits .
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
Securities Available for Sale

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Securities available for sale	(In thousands)
March 31, 2025	$590,156	$372	$60,852	$529,676
December 31, 2024	621,588	343	62,749	559,182
Securities Held to Maturity

	Carrying Value	Transferred Unrealized Loss (1)	ACL	Amortized Cost	Unrealized		Fair Value
					Gains	Losses
	(In thousands)
Securities held to maturity
March 31, 2025	$336,928	$15,365	$129	$352,422	$34	$49,877	$302,579
December 31, 2024	339,436	16,171	132	355,739	28	53,907	301,860
(1)Represents the remaining unrealized loss to be accreted on securities that were transferred from AFS to HTM on April 1, 2022.
Securities AFS in unrealized loss positions are evaluated quarterly for impairment related to credit losses. For securities AFS in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities AFS that do not meet this criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, adverse conditions specifically related to the security and the issuer and the impact of changes in market interest rates on the market value of the security, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, net of applicable taxes. No ACL for securities AFS was needed at March 31, 2025. See note #3 to the interim Condensed Consolidated Financial Statements included within this report for further discussion.
For securities HTM an ACL is maintained at a level which represents our best estimate of expected credit losses. This ACL is a contra asset valuation account that is deducted from the carrying amount of securities HTM to present the net amount expected to be collected. Securities HTM are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in our interim Condensed Consolidated Statements of Operations in provision for credit loss. We measure expected credit losses on securities HTM on a collective basis by major security type with each type sharing similar risk characteristics. With regard to U.S. Government-sponsored agency and mortgage-backed securities (residential and commercial), all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to obligations of states and political subdivisions, private label-mortgage-backed, corporate and trust preferred securities HTM, we consider (1) issuer bond ratings, (2) long-term historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. During the first quarter of 2023, one corporate security (Signature Bank) defaulted resulting in a full charge-off. Subsequent to this security's charge-off, a portion of its fair value had recovered and was subsequently sold during the first quarter of 2024 for $1.1 million during which period we recorded that amount as a recovery to the ACL. See note #3 to the interim Condensed Consolidated Financial Statements included within this report for further discussion.

Index
Sales of securities available for sale were as follows (See “Non-interest income.”):
Sales of Securities Available for Sale

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Proceeds	$22,503	$37,273
Gross gains	1	14
Gross losses	331	283
Net losses	$(330)	$(269)
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
We generally retain loans that may be profitably funded within established risk parameters. (See “Asset/liability management.”) As a result, we may hold adjustable-rate conventional and fixed rate jumbo mortgage loans as Portfolio Loans, while 15- and 30-year fixed-rate non-jumbo mortgage loans are generally sold to mitigate exposure to changes in interest rates. (See “Non-interest income and “Asset/liability management.”).
A summary of our Portfolio Loans follows:

	March 31, 2025	December 31, 2024
	(In thousands)
Real estate(1)
Residential first mortgages	$1,295,174	$1,284,322
Residential home equity and other junior mortgages	191,379	179,857
Construction and land development	240,940	322,092
Other(2)	1,229,059	1,126,720
Consumer	564,081	579,345
Commercial	548,687	542,742
Agricultural	3,371	3,747
Total loans	$4,072,691	$4,038,825
_________________________________
(1)Includes both residential and non-residential commercial loans secured by real estate.
(2)Includes loans secured by multi-family residential and non-farm, non-residential property.

Index
Non-performing assets

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Non-accrual loans	$9,026	$7,792
Loans 90 days or more past due and still accruing interest	—	—
Subtotal	9,026	7,792
Less: Government guaranteed loans	1,940	1,790
Total non-performing loans	7,086	6,002
Other real estate and repossessed assets	413	938
Total non-performing assets	$7,499	$6,940

As a percent of Portfolio Loans
Non-performing loans	0.17%	0.15%
Allowance for credit losses	1.47	1.47
Non-performing assets to total assets	0.14	0.13
Allowance for credit losses as a percent of non-performing loans	847.23%	989.32%
Non-performing loans have increased modestly as a percent of Portfolio Loans since year-end 2024, reflecting a modest increase in non-performing mortgage loans.
Other real estate and repossessed assets totaled $0.41 million and $0.94 million at March 31, 2025, and December 31, 2024, respectively.
We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.
The following tables reflect activity in our ACL on loans, securities and unfunded lending commitments as well as the allocation of our ACL on loans.
Allowance for credit losses on loans and unfunded lending commitments

	Three months ended March 31,
	2025			2024
	Loans	Securities	Unfunded Commitments	Loans	Securities	Unfunded Commitments
	(Dollars in thousands)
Balance at beginning of period	$59,379	$132	$5,131	$54,658	$157	$5,504
Additions (deductions)
Provision for credit losses	724	(3)	—	1,871	(1,127)	—
Recoveries credited to allowance	550	—	—	596	1,125	—
Assets charged against the allowance	(618)	—	—	(812)	—	—
Additions included in non-interest expense	—	—	196	—	—	(652)
Balance at end of period	$60,035	$129	$5,327	$56,313	$155	$4,852

Net loans charged against the allowance to average Portfolio Loans	0.01%			0.02%

Index
Allocation of the Allowance for Credit Losses on Loans

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Specific allocations	$3,717	$2,300
Pooled analysis allocations	43,503	45,929
Additional allocations based on subjective factors	12,815	11,150
Total	$60,035	$59,379
Some loans will not be repaid in full. Therefore, an ACL on loans is maintained at a level which represents our best estimate of expected credit losses. Our ACL on loans is comprised of three principal elements: (i) specific analysis of individual loans identified during the review of the loan portfolio, (ii) pooled analysis of loans with similar risk characteristics based on historical experience, adjusted for current conditions, reasonable and supportable forecasts, and expected prepayments, and (iii) additional allowances based on subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or the general terms of the loan portfolios. See note #4 to the interim Condensed Consolidated Financial Statements included within this report for further discussion on the ACL on loans.
While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors.
The ACL increased $0.7 million to $60.0 million at March 31, 2025 from $59.4 million at December 31, 2024, and was equal to 1.47% and 1.47% of total Portfolio Loans at March 31, 2025, and December 31, 2024, respectively.
Since December 31, 2024, the ACL related to specific loans increased $1.4 million due primarily to one commercial loan addition and an increase to one existing commercial loan reserve during the first quarter of 2025. The ACL related to pooled analysis of loans decreased $2.4 million due primarily to a refinement in prepayment assumptions on mortgage loans.that included a breakdown between fixed and variable rate loans. The ACL related to subjective factors increased $1.7 million due primarily to an increase in economic uncertainty during the first quarter of 2025.
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
Deposits totaled $4.63 billion and $4.65 billion at March 31, 2025, and December 31, 2024, respectively. The decrease in deposits is primarily due to decreases in non-interest bearing and brokered time deposits that were partially offset by increases in savings and interest-bearing checking, reciprocal and time deposits. Reciprocal deposits totaled $910.5 million and $907.0 million at March 31, 2025 and December 31, 2024, respectively. These deposits represent demand, money market and time deposits from our customers that have been placed through IntraFi Network. This service allows our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.
We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be susceptible to outflow. Data relating to our deposit portfolios (excluding brokered time) follows:

Index

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Uninsured deposits (1)	$1,048,043	$1,059,909
Uninsured deposits as a percentage of deposits	23.0%	23.3%
Average deposit account size	$21.07	$21.14
Balance of top 100 largest depositors	$1,069,874	$1,062,255
Balance of top 100 depositors as a percentage of deposits, excluding brokered time deposits	23.5%	23.4%
(1) These amounts exclude intercompany related deposits of $55.8 million and $54.8 million respectively. Uninsured deposits reported in our Call Report at March 31, 2025 and December 31, 2024 totaled $1,103.9 million and $1,114.7 million, respectively.
We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.
Other borrowings, comprised primarily of FRB and FHLB borrowings, totaled $45.0 million at both March 31, 2025, and December 31, 2024.
As described above, we have utilized wholesale funding, including federal funds purchased, FHLB and FRB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At March 31, 2025, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $1.04 billion, or 22.1% of total funding (deposits and all borrowings, excluding subordinated debt and debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all. Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.
We employ certain derivative financial instruments to manage our exposure to changes in interest rates. During the first three months of 2025 and 2024, we entered into $67.4 million and $29.5 million (aggregate notional amounts), respectively, of interest rate swaps with commercial loan customers, which were offset with interest rate swaps that the Bank entered into with a broker-dealer. We recorded $0.75 million and $0.35 million of fee income related to these transactions during the first three months of 2025 and 2024, respectively. See note #6 to the interim Condensed Consolidated Financial Statements included within this report for more information on our derivative financial instruments.
Liquidity and capital resources. Liquidity risk is the risk of being unable to timely meet obligations as they come due at a reasonable funding cost or without incurring unacceptable losses. Our liquidity management involves the measurement and monitoring of a variety of sources and uses of funds. Our interim Condensed Consolidated Statements of Cash Flows categorize these sources and uses into operating, investing and financing activities. We primarily focus our liquidity management on maintaining adequate levels of liquid assets (primarily funds on deposit with the FRB and certain securities AFS) as well as developing access to a variety of borrowing sources to supplement our deposit gathering activities and provide funds for purchasing securities or originating Portfolio Loans as well as to be able to respond to unforeseen liquidity needs.
Our primary sources of funds include our deposit base, secured advances from the FHLB and FRB, federal funds purchased, borrowing facilities with other banks, and access to the capital markets (for Brokered CDs). At March 31, 2025, in addition to liquidity available from our normal operating, funding and investing activities we had unused credit lines with the FHLB and FRB of approximately $1.101 billion and $486.1 million, respectively. We also had approximately $501.0 million in fair value of unpledged securities AFS and HTM at March 31, 2025, which could be pledged for an estimated additional borrowing capacity at the FHLB and FRB of approximately $469.7 million.
At March 31, 2025, we had $776.7 million of time deposits that mature in the next 12 months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $3.81 billion of our deposits at March 31, 2025,

Index
were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.
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
We also believe that the available cash on hand at the parent company (including time deposits) of approximately $50.8 million as of March 31, 2025, provides sufficient liquidity resources at the parent company to meet operating expenses, to make interest payments on the subordinated debt and debentures, and, along with dividends from the Bank, to pay projected cash dividends on our common stock.
Effective management of capital resources is critical to our mission to create value for our shareholders. In addition to common stock, our capital structure also currently includes subordinated debt and cumulative trust preferred securities.
Capitalization

	March 31, 2025	December 31, 2024
	(In thousands)
Subordinated debt	$39,605	$39,586
Subordinated debentures	39,813	39,796
Amount not qualifying as regulatory capital	(829)	(810)
Amount qualifying as regulatory capital	78,589	78,572
Shareholders’ equity
Common stock	318,365	318,777
Retained earnings	215,995	205,853
Accumulated other comprehensive loss	(67,083)	(69,944)
Total shareholders’ equity	467,277	454,686
Total capitalization	$545,866	$533,258
In May 2020, we issued $40.0 million of fixed to floating subordinated notes with a ten year maturity and a five year call option. The initial coupon rate is 5.95% fixed for five years and then floats at the Secured Overnight Financing Rate (“SOFR”) plus 5.825%. These notes are presented in the interim Condensed Consolidated Statement of Financial Condition under the caption “Subordinated debt” and the March 31, 2025, balance of $39.6 million is net of remaining unamortized deferred issuance costs of approximately $0.4 million that are being amortized through the maturity date into interest expense on other borrowings and subordinated debt and debentures in our interim Condensed Consolidated Statements of Operations. Beginning May 31, 2025, the coupon rate on the subordinated debt will float at the SOFR plus 5.825% and the balance included in Tier 2 capital will decline by 20% and continue to decline by an additional 20% each year until maturity.
We currently have four special purpose entities with $39.8 million of outstanding cumulative trust preferred securities as of March 31, 2025. These special purpose entities issued common securities and provided cash to our parent company that in turn issued subordinated debentures to these special purpose entities equal to the trust preferred securities and common securities. The subordinated debentures represent the sole asset of the special purpose entities. The common securities and subordinated debentures are included in our interim Condensed Consolidated Statements of Financial Condition.
The FRB has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent

Index
of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at March 31, 2025, and December 31, 2024.
Common shareholders’ equity increased to $467.3 million at March 31, 2025, from $454.7 million at December 31, 2024. The increase is primarily due to earnings retention and a decrease in accumulated other comprehensive loss. Our tangible common equity (“TCE”) totaled $437.6 million and $424.9 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 8.26% and 8.00% at March 31, 2025, and December 31, 2024, respectively. TCE and the ratio of TCE to tangible assets are non-GAAP measures. TCE represents total common equity less goodwill and other intangible assets.
In December 2024, our Board of Directors authorized a 2025 share repurchase plan. Under the terms of the 2025 share repurchase plan, we are authorized to buy back up to 1,100,000, or approximately 5% of our outstanding common stock. During the first three months of 2025, we repurchased 1,093 shares of common stock, for an aggregate purchase price of $0.03 million. There were no shares repurchased during the first three months of 2024.
We currently pay a quarterly cash dividend on our common stock. These dividends totaled $0.26 per share and $0.24 per share in the first three months of 2025 and 2024, respectively. We generally favor a dividend payout ratio between 30% and 50% of net income.
As of March 31, 2025 and December 31, 2024, our Bank (and holding company) continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards (also see note #10 to the interim Condensed Consolidated Financial Statements included within this report).
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
We employ simulation analyses to monitor our interest-rate risk profile and evaluate potential changes in our net interest income and market value of portfolio equity that result from changes in interest rates. The purpose of these simulations is to identify sources of interest-rate risk. The simulations do not anticipate any actions that we might initiate in response to changes in interest rates and, accordingly, the simulations do not provide a reliable forecast of anticipated results. The simulations are predicated on immediate, permanent and parallel shifts in interest rates and generally assume that current loan and deposit pricing relationships remain constant. The simulations further incorporate assumptions relating to changes in customer behavior, including changes in prepayment rates on certain assets and liabilities. At March 31, 2025, our interest rate risk profile as measured by our longer term interest rate risk measure based on changes in economic value indicates exposure to rising rates. This measure has decreased modestly from December 31, 2024 due to a decline in asset duration, an increase in liability duration and a higher base value. Asset duration declined given a shift in the asset mix to shorter duration loans. The increase in liability duration is due to duration extension on select non-maturity deposit accounts given the declining rate environment. In addition, at March 31, 2025 our simulation base-rate scenario for market value of portfolio equity increased from December 31, 2024. The increase was due primarily to an increase in the Bank’s tangible equity and an improvement in medium to long duration asset values given a decline in interest rates. The increase in asset values outpaced the increase in market value for longer duration deposits. We are carefully monitoring the change in our funding mix as well as the composition of our earning assets and the impact of potential future changes in interest rates on our changes in market value of portfolio equity and changes in net interest income. As a result, we may add some longer-term borrowings, may utilize derivatives (interest rate swaps, interest rate caps and interest rate floors) and may continue to sell some fixed rate jumbo and other portfolio mortgage loans in the future.

Index
CHANGES IN MARKET VALUE OF PORTFOLIO EQUITY, NET INTEREST INCOME AND NET INTEREST MARGIN

Change in Interest Rates	Market Value of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change	Net Interest Margin(3)	Percent Change
	(Dollars in thousands)
March 31, 2025
200 basis point rise	$617,000	(8.67)%	$187,300	1.96%	3.69%	1.93%
100 basis point rise	647,200	(4.20)	185,900	1.20	3.66	1.10
Base-rate scenario	675,600	—	183,700	—	3.62	—
100 basis point decline	696,800	3.14	182,500	(0.65)	3.60	(0.55)
200 basis point decline	703,800	4.17	182,200	(0.82)	3.59	(0.83)

December 31, 2024
200 basis point rise	$566,000	(9.76)%	$185,500	1.64%	3.65%	1.67%
100 basis point rise	598,600	(4.56)	184,400	1.04	3.63	1.11
Base-rate scenario	627,200	—	182,500	—	3.59	—
100 basis point decline	650,000	3.64	181,800	(0.38)	3.58	(0.28)
200 basis point decline	661,300	5.44	181,600	(0.49)	3.58	(0.28)
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
LITIGATION MATTERS
The aggregate amount we have accrued for losses we consider probable as a result of litigation matters is not material. However, because of the inherent uncertainty of outcomes from any litigation matter, we believe it is reasonably possible we may incur losses in addition to the amounts we have accrued. At this time, we estimate the maximum amount of additional losses that are reasonably possible is insignificant. However, because of a number of factors, including the fact that certain of these litigation matters are still in their early stages, this maximum amount may change in the future.
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
Accounting standards update. See note #2 to the interim Condensed Consolidated Financial Statements included elsewhere in this report for details on recently issued accounting pronouncements and their impact on our interim interim condensed consolidated financial statements.
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
We utilize fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. FASB ASC Topic 820 differentiates between those assets and liabilities required to be carried at fair value at every reporting period (“recurring”) and those assets and liabilities that are only required to be adjusted to fair value under certain circumstances (“nonrecurring”). Equity securities at fair value, securities AFS, loans held for sale, carried at fair value, derivatives and capitalized mortgage loan servicing rights are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial assets on a nonrecurring basis, such as loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or fair value accounting or write-downs of individual assets. See note #11 to the interim Condensed Consolidated Financial Statements included within this report for a complete discussion on our use of fair valuation of financial instruments and the related measurement techniques.
CRITICAL ACCOUNTING POLICIES
Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the ACL and capitalized mortgage loan servicing rights are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those that we have used could result in material changes in our consolidated financial position or results of operations. There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Index
Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See applicable disclosures set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 under the caption “Asset/liability management.”
Item 4.
CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures.
With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended March 31, 2025, have concluded that, as of such date, our disclosure controls and procedures were effective.
(b)Changes in Internal Controls.
During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of the Company's common stock in lieu of fees otherwise payable to the director for his or her service as a director. A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board. Pursuant to this Plan, during the first quarter of 2025, the Company issued 266 shares of common stock to non-employee directors on a current basis and 1,397 shares of common stock to the trust for distribution to directors on a deferred basis. These shares were issued on January 1, 2025 representing aggregate fees of $0.05 million. The shares on a current basis were issued at a price of $34.83 per share and the shares on a deferred basis were issued at a price of $31.35 per share, representing 90% of the fair value of the shares on the credit date. The price per share was the consolidated closing bid price per share of the Company's common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules. The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.
The following table shows certain information relating to repurchases of common stock for the three-months ended March 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
January 2025	18,982	$35.66	—	1,100,000
February 2025	44,023	35.60	—	1,100,000
March 2025	1,884	30.62	1,093	1,098,907
Total	64,889	$34.96	1,093	1,098,907
(1) January, February and March include 18,982 shares, 13,625 shares and 791 shares, respectively, withheld from the shares that would otherwise have been issued to certain officers in order to satisfy the tax withholding obligations resulting from the vesting of restricted stock and performance share units as well as satisfy the tax withholding obligations and stock option exercise price resulting from the exercise of stock options. February also includes 30,398 shares of our common stock purchased in the open market by the Independent Bank Corporation Employee Stock Ownership Trust as part of our employee stock ownership plan..
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

Date	May 7, 2025	By	/s/ Gavin A. Mohr
Gavin A. Mohr, Principal Financial Officer

Date	May 7, 2025	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer