Form 10-Q
period 2025-06-30
INDEPENDENT BANK CORP /MI/
filed 2025-08-06
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2025
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
YES ☐ NO ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, no par value, 20,709,510 as of August 5, 2025.

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

Index

Part I - Item 1.	INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	June 30, 2025	December 31, 2024
	(Unaudited)
	(In thousands, except share amounts)
Assets
Cash and due from banks	$74,354	$56,984
Interest bearing deposits	71,805	62,898
Cash and Cash Equivalents	146,159	119,882
Securities available for sale	509,511	559,182
Securities held to maturity (fair value of $293,658 at June 30, 2025 and $301,860 at December 31, 2024 )	329,302	339,436
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	18,102	16,099
Loans held for sale, carried at fair value	12,492	7,643
Loans
Commercial	2,068,081	1,937,364
Mortgage	1,528,360	1,516,726
Installment	567,926	584,735
Total Loans	4,164,367	4,038,825
Allowance for credit losses	(61,157)	(59,379)
Net Loans	4,103,210	3,979,446
Other real estate and repossessed assets, net	426	938
Property and equipment, net	38,409	37,492
Bank-owned life insurance	53,587	53,855
Capitalized mortgage loan servicing rights, carried at fair value	32,053	46,796
Other intangibles, net	1,244	1,488
Goodwill	28,300	28,300
Accrued income and other assets	145,724	147,547
Total Assets	$5,418,519	$5,338,104

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$1,007,976	$1,013,647
Savings and interest-bearing checking	1,989,941	1,995,314
Reciprocal	911,814	907,031
Time	627,986	628,285
Brokered time	121,642	109,811
Total Deposits	4,659,359	4,654,088
Other borrowings	102,008	45,009
Subordinated debt	39,624	39,586
Subordinated debentures	39,830	39,796
Accrued expenses and other liabilities	108,448	104,939
Total Liabilities	4,949,269	4,883,418
Commitments and contingent liabilities
Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 20,715,650 shares at June 30, 2025 and 20,895,714 shares at December 31, 2024	311,653	318,777
Retained earnings	227,484	205,853
Accumulated other comprehensive loss	(69,887)	(69,944)
Total Shareholders’ Equity	469,250	454,686
Total Liabilities and Shareholders’ Equity	$5,418,519	$5,338,104
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
	(In thousands, except per share amounts)
Interest Income
Interest and fees on loans	$59,535	$56,786	$117,303	$111,829
Interest on securities
Taxable	3,796	4,713	7,832	9,964
Tax-exempt	2,773	3,400	5,543	6,791
Other investments	774	1,439	2,344	2,880
Total Interest Income	66,878	66,338	133,022	131,464
Interest Expense
Deposits	20,462	22,876	41,417	45,686
Other borrowings and subordinated debt and debentures	1,801	2,116	3,305	4,235
Total Interest Expense	22,263	24,992	44,722	49,921
Net Interest Income	44,615	41,346	88,300	81,543
Provision for credit losses	1,500	19	2,221	763
Net Interest Income After Provision for Credit Losses	43,115	41,327	86,079	80,780
Non-interest Income
Interchange income	3,390	3,401	6,517	6,552
Service charges on deposit accounts	2,981	2,937	5,795	5,809
Net gains (losses) on assets
Mortgage loans	1,631	1,333	3,934	2,697
Equity securities at fair value	—	2,693	—	2,693
Securities available for sale	11	—	(319)	(269)
Mortgage loan servicing, net	490	2,091	(146)	4,816
Other	2,822	2,717	5,968	5,435
Total Non-interest Income	11,325	15,172	21,749	27,733
Non-interest Expense
Compensation and employee benefits	21,123	21,251	41,506	42,021
Data processing	3,847	3,257	7,576	6,512
Occupancy, net	2,046	1,886	4,269	3,960
Interchange expense	1,177	1,127	2,296	2,224
Advertising	833	788	1,694	1,279
Furniture, fixtures and equipment	793	948	1,678	1,902
Loan and collection	744	699	1,530	1,211
FDIC deposit insurance	637	695	1,348	1,477
Communications	470	499	1,061	1,114
Legal and professional	500	544	979	1,030
Other	1,592	1,639	4,087	2,796
Total Non-interest Expense	33,762	33,333	68,024	65,526
Income Before Income Tax	20,678	23,166	39,804	42,987
Income tax expense	3,801	4,638	7,337	8,468
Net Income	$16,877	$18,528	$32,467	$34,519
Net Income Per Common Share
Basic	$0.81	$0.89	$1.56	$1.65
Diluted	$0.81	$0.88	$1.54	$1.64
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(Unaudited - In thousands)

Net income	$16,877	$18,528	$32,467	$34,519
Other comprehensive income (loss)
Securities available for sale
Unrealized gains (losses) arising during period	(5,099)	272	(3,503)	1,796
Accretion of net unrealized losses on securities transferred to held to maturity	822	855	1,628	1,675
Reclassification adjustments for (gains) losses included in earnings	(11)	—	319	269
Unrealized gains (losses) recognized in other comprehensive income (loss) on securities available for sale	(4,288)	1,127	(1,556)	3,740
Income tax expense (benefit)	(901)	236	(327)	785
Unrealized gains (losses) recognized in other comprehensive income (loss) on securities available for sale, net of tax	(3,387)	891	(1,229)	2,955
Derivative instruments
Unrealized gains (losses) arising during period	231	(463)	697	(2,692)
Reclassification adjustment for expense recognized in earnings	509	349	933	615
Unrealized gains (losses) recognized in other comprehensive income (loss) on derivative instruments	740	(114)	1,630	(2,077)
Income tax expense (benefit)	157	(24)	344	(436)
Unrealized gains (losses) recognized in other comprehensive income (loss) on derivative instruments, net of tax	583	(90)	1,286	(1,641)
Other comprehensive income (loss)	(2,804)	801	57	1,314
Comprehensive income	$14,073	$19,329	$32,524	$35,833
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2025	2024
	(Unaudited - In thousands)
Net Income	$32,467	$34,519
Adjustments to Reconcile Net Income to Net Cash From Operating Activities
Proceeds from sales of equity securities at fair value	—	1,821
Proceeds from sales of loans held for sale	166,445	167,091
Disbursements for loans held for sale	(167,561)	(168,399)
Provision for credit losses	2,221	763
Deferred income tax expense (benefit)	(1,811)	1,174
Net deferred loan fees (costs)	332	(1,530)
Net depreciation, amortization of intangible assets and premiums and accretion of discounts on securities and loans	4,757	5,013
Net gains on mortgage loans	(3,934)	(2,697)
Net gains on equity securities at fair value	—	(2,693)
Net losses on securities available for sale	319	269
Share based compensation	1,397	1,170
(Increase) decrease in accrued income and other assets	14,525	(5,470)
Increase (decrease) in accrued expenses and other liabilities	1,511	(1,451)
Total Adjustments	18,201	(4,939)
Net Cash From Operating Activities	50,668	29,580
Cash Flow From (Used in) Investing Activities
Proceeds from the sale of securities available for sale	26,356	37,273
Proceeds from the sale of securities held to maturity previously charged off	—	1,125
Proceeds from maturities, prepayments and calls of securities available for sale	31,774	49,241
Proceeds from maturities, prepayments and calls of securities held to maturity	11,372	9,391
Purchases of securities available for sale	(9,509)	—
Purchases of Federal Home Loan Bank stock	(3,212)	—
Proceeds from the redemption of Federal Home Loan Bank stock	1,209	722
Net increase in portfolio loans (loans originated, net of principal payments)	(139,380)	(70,623)
Proceeds from the sale of portfolio loans	15,688	8,180
Proceeds from bank-owned life insurance	862	889
Proceeds from the sale of other real estate and repossessed assets	937	497
Proceeds from the sale of property and equipment	—	299
Capital expenditures	(3,401)	(2,449)
Net Cash From (Used in) Investing Activities	(67,304)	34,545
Cash Flow From (Used in) Financing Activities
Net increase (decrease) in total deposits	5,271	(8,551)
Net decrease in other borrowings	(1)	(14)
Proceeds from Federal Home Loan Bank Advances	197,000	—
Payments of Federal Home Loan Bank Advances	(140,000)	—
Dividends paid	(10,836)	(10,016)
Repurchase of common stock	(7,357)	—
Share based compensation withholding obligation	(1,164)	(977)
Net Cash From (Used in) Financing Activities	42,913	(19,558)
Net Increase in Cash and Cash Equivalents	26,277	44,567
Cash and Cash Equivalents at Beginning of Period	119,882	169,781
Cash and Cash Equivalents at End of Period	$146,159	$214,348
Cash paid during the period for
Interest	$44,130	$52,681
Income taxes	8,500	6,800
Transfers to other real estate and repossessed assets	309	689
Right of use assets obtained in exchange for lease obligations	1,587	2,354
Purchase of securities held to maturity not yet settled	—	277
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(Dollars in thousands, except per share amounts)
Balances at April 1, 2025	$318,365	$215,995	$(67,083)	$467,277
Net income, three months ended June 30, 2025	—	16,877	—	16,877
Cash dividends declared, $0.26 per share	—	(5,388)	—	(5,388)
Repurchase of 251,183 shares of common stock	(7,324)	—	—	(7,324)
Share based compensation (issuance of 0 shares of common stock)	639	—	—	639
Share based compensation withholding obligation (withholding of 860 shares of common stock)	(27)	—	—	(27)
Other comprehensive loss	—	—	(2,804)	(2,804)
Balances at June 30, 2025	$311,653	$227,484	$(69,887)	$469,250

Balances at April 1, 2024	$317,099	$170,100	$(71,629)	$415,570
Net income, three months ended June 30, 2024	—	18,528	—	18,528
Cash dividends declared, $0.24 per share	—	(5,017)	—	(5,017)
Share based compensation (issuance of 0 shares of common stock)	579	—	—	579
Share based compensation withholding obligation (withholding of 267 shares of common stock)	(2)	—	—	(2)
Other comprehensive income	—	—	801	801
Balances at June 30, 2024	$317,676	$183,611	$(70,828)	$430,459

Balances at January 1, 2025	$318,777	$205,853	$(69,944)	$454,686
Net income, six months ended June 30, 2025	—	32,467	—	32,467
Cash dividends declared, $0.52 per share	—	(10,836)	—	(10,836)
Repurchase of 252,276 shares of common stock	(7,357)	—	—	(7,357)
Share based compensation (issuance of 103,677 shares of common stock)	1,397	—	—	1,397
Share based compensation withholding obligation (withholding of 34,258 shares of common stock)	(1,164)	—	—	(1,164)
Other comprehensive income	—	—	57	57
Balances at June 30, 2025	$311,653	$227,484	$(69,887)	$469,250

Balances at January 1, 2024	$317,483	$159,108	$(72,142)	$404,449
Net income, six months ended June 30, 2024	—	34,519	—	34,519
Cash dividends declared, $0.48 per share	—	(10,016)	—	(10,016)
Share based compensation (issuance of 102,324 shares of common stock)	1,170	—	—	1,170
Share based compensation withholding obligation (withholding of 39,950 shares of common stock)	(977)	—	—	(977)
Other comprehensive income	—	—	1,314	1,314
Balances at June 30, 2024	$317,676	$183,611	$(70,828)	$430,459
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
In our opinion, the accompanying unaudited interim condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of June 30, 2025 and December 31, 2024, and the results of operations for the three and six-month periods ended June 30, 2025 and 2024. The results of operations for the three and six-month periods ended June 30, 2025, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the prior period interim condensed consolidated financial statements to conform to the current period presentation. Our critical accounting policies include the determination of the allowance for credit losses (“ACL”) and the valuation of capitalized mortgage loan servicing rights. Refer to our 2024 Annual Report on Form 10-K for a disclosure of our accounting policies.
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
3.    Securities
Securities available for sale (“AFS”) consist of the following:

	Amortized Cost	Unrealized
		Gains	Losses	Fair Value
	(In thousands)
June 30, 2025
U.S. agency	$9,143	$1	$497	$8,647
U.S. agency residential mortgage-backed	79,773	74	8,051	71,796
U.S. agency commercial mortgage-backed	12,183	—	1,017	11,166
Private label mortgage-backed	47,903	262	3,236	44,929
Other asset backed	34,610	13	706	33,917
Obligations of states and political subdivisions	326,567	—	49,821	276,746
Corporate	63,934	—	2,601	61,333
Trust preferred	988	—	11	977
Total	$575,101	$350	$65,940	$509,511

December 31, 2024
U.S. agency	$8,858	$1	$700	$8,159
U.S. agency residential mortgage-backed	80,589	47	9,499	71,137
U.S. agency commercial mortgage-backed	12,821	—	1,180	11,641
Private label mortgage-backed	74,268	263	4,496	70,035
Other asset backed	39,232	18	734	38,516
Obligations of states and political subdivisions	330,874	14	42,097	288,791
Corporate	73,960	—	4,039	69,921
Trust preferred	986	—	4	982
Total	$621,588	$343	$62,749	$559,182

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Securities held to maturity (“HTM”) consist of the following:

	Carrying Value	Transferred Unrealized Loss (1)	ACL	Amortized Cost	Unrealized		Fair Value
					Gains	Losses
	(In thousands)
June 30, 2025
U.S. agency	$23,283	$1,309	$—	$24,592	$—	$4,260	$20,332
U.S. agency residential mortgage-backed	96,758	8,165	—	104,923	—	22,399	82,524
U.S. agency commercial mortgage-backed	3,957	87	—	4,044	—	337	3,707
Private label mortgage-backed	7,324	133	1	7,458	—	407	7,051
Obligations of states and political subdivisions	152,433	4,466	17	156,916	11	19,781	137,146
Corporate	44,591	343	111	45,045	—	3,147	41,898
Trust preferred	956	40	4	1,000	—	—	1,000
Total	$329,302	$14,543	$133	$343,978	$11	$50,331	$293,658

December 31, 2024
U.S. agency	$24,150	$1,404	$—	$25,554	$—	$4,987	$20,567
U.S. agency residential mortgage-backed	100,700	8,669	—	109,369	—	24,631	84,738
U.S. agency commercial mortgage-backed	4,013	107	—	4,120	—	402	3,718
Private label mortgage-backed	7,350	190	1	7,541	—	551	6,990
Obligations of states and political subdivisions	156,305	5,262	17	161,584	28	19,461	142,151
Corporate	45,964	496	111	46,571	—	3,875	42,696
Trust preferred	954	43	3	1,000	—	—	1,000
Total	$339,436	$16,171	$132	$355,739	$28	$53,907	$301,860
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our investments' gross unrealized losses and fair values for securities AFS aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2025
U.S. agency	$1,271	$3	$7,245	$494	$8,516	$497
U.S. agency residential mortgage-backed	7,252	17	51,017	8,034	58,269	8,051
U.S. agency commercial mortgage-backed	—	—	11,166	1,017	11,166	1,017
Private label mortgage-backed	—	—	43,557	3,236	43,557	3,236
Other asset backed	5,063	55	24,557	651	29,620	706
Obligations of states and political subdivisions	327	13	276,417	49,808	276,744	49,821
Corporate	1,492	5	59,841	2,596	61,333	2,601
Trust preferred	—	—	978	11	978	11
Total	$15,405	$93	$474,778	$65,847	$490,183	$65,940

December 31, 2024
U.S. agency	$324	$1	$7,565	$699	$7,889	$700
U.S. agency residential mortgage-backed	147	—	61,219	9,499	61,366	9,499
U.S. agency commercial mortgage-backed	—	—	11,641	1,180	11,641	1,180
Private label mortgage-backed	2,551	8	66,411	4,488	68,962	4,496
Other asset backed	3,984	19	27,052	715	31,036	734
Obligations of states and political subdivisions	221	1	288,570	42,096	288,791	42,097
Corporate	1,473	23	68,448	4,016	69,921	4,039
Trust preferred	—	—	982	4	982	4
Total	$8,700	$52	$531,888	$62,697	$540,588	$62,749
Securities AFS in unrealized loss positions are evaluated quarterly for impairment related to credit losses. For securities AFS in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities AFS that do not meet this criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, adverse conditions specifically related to the security and the issuer and the impact of changes in market interest rates on the market value of the security, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss), net of applicable taxes. No ACL for securities AFS was needed at June 30, 2025 and December 31, 2024. Accrued interest receivable on securities AFS totaled $3.7 million and $3.9 million at June 30, 2025 and December 31, 2024, respectively,

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
and is excluded from the estimate of credit losses and is included in accrued income and other assets in the interim Condensed Consolidated Statements of Financial Condition.
U.S. agency, U.S. agency residential mortgage-backed and U.S. agency commercial mortgage-backed securities — at June 30, 2025, we had 30 U.S. agency, 94 U.S. agency residential mortgage-backed and 10 U.S. agency commercial mortgage-backed securities whose fair value is less than amortized cost. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. The unrealized losses are largely attributed to widening spreads to Treasury bonds and/or an increase in interest rates since acquisition.
Private label mortgage backed, other asset backed and corporate securities — at June 30, 2025, we had 55 private label mortgage backed, 43 other asset backed, and 66 corporate securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and/or an increase in interest rates since acquisition.
Obligations of states and political subdivisions — at June 30, 2025, we had 304 municipal securities whose fair value is less than amortized cost. The unrealized losses are primarily due to an increase in interest rates since acquisition.
Trust preferred securities — at June 30, 2025, we had one trust preferred security whose fair value is less than amortized cost. This trust preferred security is a single issue security issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities has suffered from credit spread widening. This security is rated by a major rating agency as investment grade.
At June 30, 2025 management does not intend to liquidate any of the securities discussed above and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses.
We recorded no credit related charges in our interim Condensed Consolidated Statements of Operations related to securities AFS during the three and six month periods ended June 30, 2025 and 2024, respectively.
The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of securities HTM to present the net amount expected to be collected. Securities HTM are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in our interim Condensed Consolidated Statements of Operations in provision for credit losses. We measure expected credit losses on securities HTM on a collective basis by major security type with each type sharing similar risk characteristics, and consider historical credit loss information. Accrued interest receivable on securities HTM totaled $1.7 million and $1.7 million at June 30, 2025 and December 31, 2024, respectively and is excluded from the estimate of credit losses and is included in accrued income and other assets in the interim Condensed Consolidated Statements of Financial Condition. With regard to U.S. Government-sponsored agency and mortgage-backed securities (residential and commercial), all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to obligations of states and political subdivisions, private label-mortgage-backed, corporate and trust preferred securities HTM, we consider (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in our portfolio have been insignificant. During the first quarter of 2023, one corporate security (Signature Bank) defaulted resulting in a full charge-off. Subsequent to this security's charge-off, a portion of its fair value had recovered and was subsequently sold during the first quarter of 2024 for $1.1 million during which period we recorded that amount as a recovery to the ACL. Despite this lone security loss, the long-term historical loss rates associated with securities having similar grades as those in our portfolio have been insignificant. Furthermore, as of June 30, 2025 and December 31, 2024, there were no past due principal and interest payments associated with these securities. At those same dates an allowance for credit losses of $133,000 and $132,000, respectively was recorded on non U.S. agency securities HTM based on applying the long-term historical credit loss rate, as published by credit rating agencies, for similarly rated securities.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
On a quarterly basis, we monitor the credit quality of securities HTM through the use of credit ratings. The carrying value of securities HTM aggregated by credit quality follow:

	Private Label Mortgage- Backed	Obligations of States and Political Subdivisions	Corporate	Trust Preferred	Carrying Value Total
	(In thousands)
June 30, 2025
Credit rating:
AAA	$7,324	$17,802	$—	$—	$25,126
AA	—	118,000	—	—	118,000
A	—	1,961	5,001	—	6,962
BBB	—	444	34,655	—	35,099
BB	—	—	1,972	—	1,972
Non-rated	—	14,226	2,963	956	18,145
Total	$7,324	$152,433	$44,591	$956	$205,304

December 31, 2024
Credit rating:
AAA	$7,350	$34,973	$—	$—	$42,323
AA	—	101,112	—	—	101,112
A	—	3,473	5,005	—	8,478
BBB	—	652	36,045	—	36,697
BB	—	—	1,963	—	1,963
Non-rated	—	16,095	2,951	954	20,000
Total	$7,350	$156,305	$45,964	$954	$210,573

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
An analysis of the allowance for credit losses by security HTM type for the three months ended June 30 follows:

	Private Label Mortgage- Backed	Obligations of States and Political Subdivisions	Corporate	Trust Preferred	Total
	(In thousands)
2025
Balance at beginning of period	$1	$17	$108	$3	$129
Additions (deductions)
Provision for credit losses	—	—	3	1	4
Recoveries credited to the allowance	—	—	—	—	—
Securities HTM charged against the allowance	—	—	—	—	—
Balance at end of period	$1	$17	$111	$4	$133

2024
Balance at beginning of period	$4	$31	$116	$4	$155
Additions (deductions)
Provision for credit losses	—	—	—	—	—
Recoveries credited to the allowance	—	—	—	—	—
Securities HTM charged against the allowance	—	—	—	—	—
Balance at end of period	$4	$31	$116	$4	$155

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

An analysis of the allowance for credit losses by security HTM type for the six months ended June 30 follows:

	Private Label Mortgage- Backed	Obligations of States and Political Subdivisions	Corporate	Trust Preferred	Total
	(In thousands)
2025
Balance at beginning of period	$1	$17	$111	$3	$132
Additions (deductions)
Provision for credit losses	—	—	—	1	1
Recoveries credited to the allowance	—	—	—	—	—
Securities HTM charged against the allowance	—	—	—	—	—
Balance at end of period	$1	$17	$111	$4	$133

2024
Balance at beginning of period	$4	$33	$116	$4	$157
Additions (deductions)
Provision for credit losses	—	(2)	(1,125)	—	(1,127)
Recoveries credited to the allowance	—	—	1,125	—	1,125
Securities HTM charged against the allowance	—	—	—	—	—
Balance at end of period	$4	$31	$116	$4	$155

The amortized cost and fair value of securities AFS and securities HTM at June 30, 2025, by contractual maturity, follow:

	Securities AFS		Securities HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturing within one year	$28,517	$28,207	$11,362	$11,237
Maturing after one year but within five years	135,008	126,926	51,215	48,268
Maturing after five years but within ten years	35,330	31,802	93,772	83,408
Maturing after ten years	201,777	160,768	71,204	57,463
	400,632	347,703	227,553	200,376
U.S. agency residential mortgage-backed	79,773	71,796	104,923	82,524
U.S. agency commercial mortgage-backed	12,183	11,166	4,044	3,707
Private label mortgage-backed	47,903	44,929	7,458	7,051
Other asset backed	34,610	33,917	—	—
Total	$575,101	$509,511	$343,978	$293,658
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Gains and losses realized on the sale of securities AFS are determined using the specific identification method and are recognized on a trade-date basis. A summary of proceeds from the sale of securities AFS and gains and losses for the six month periods ending June 30, follows:

		Realized
	Proceeds	Gains	Losses
	(In thousands)
2025	$26,356	$37	$356
2024	37,273	14	283
During the second quarter of 2024 we acquired certain securities classified as equity securities at fair value consisting of Visa Inc. Class C common stock. These securities were all sold during the second and third quarters of 2024. During both the three and six months ended June 30, 2024, we recognized gains on these equity securities of $2.7 million, that are included in net gains on equity securities at fair value in the interim Condensed Consolidated Statements of Operations. We had no equity securities at fair value during the same periods in 2025. See note #13.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
4.    Loans
We estimate the ACL based on relevant available information from both internal and external sources, including historical loss trends, current conditions and forecasts, specific analysis of individual loans, and other relevant and appropriate factors. The ACL process is designed to provide for expected future losses based on our reasonable and supportable (“R&S”) forecast as of the reporting date. Our ACL process is administered by our Risk Management group utilizing a third party software solution, with significant input and ultimate approval from our Executive Enterprise Risk Committee. Further, we have established a current expected credit loss ("CECL") Forecast Committee, which includes a cross discipline structure with membership from Executive Management, Risk Management, Credit Administration and Accounting, which approves ACL model assumptions each quarter. Our ACL is comprised of three principal elements: (i) specific analysis of individual loans identified during the review of the loan portfolio, (ii) pooled analysis of loans with similar risk characteristics based on historical experience, adjusted for current conditions, R&S forecasts, and expected prepayments, and (iii) additional allowances based on subjective factors, including local and general economic business factors and trends, portfolio concentrations and changes in the size and/or the general terms of the loan portfolio.
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
An analysis of the allowance for credit losses by portfolio segment for the three months ended June 30, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2025
Balance at beginning of period	$24,297	$20,036	$2,887	$12,815	$60,035
Additions (deductions)
Provision for credit losses	1,651	760	400	(1,315)	1,496
Recoveries credited to the allowance	20	48	513	—	581
Loans charged against the allowance	(78)	(92)	(785)	—	(955)
Balance at end of period	$25,890	$20,752	$3,015	$11,500	$61,157

2024
Balance at beginning of period	$18,982	$20,903	$3,836	$12,592	$56,313
Additions (deductions)
Provision for credit losses	(77)	(154)	212	38	19
Recoveries credited to the allowance	74	57	668	—	799
Loans charged against the allowance	—	(75)	(815)	—	(890)
Balance at end of period	$18,979	$20,731	$3,901	$12,630	$56,241

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
An analysis of the ACL by portfolio segment for the six months ended June 30, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2025
Balance at beginning of period	$22,872	$22,317	$3,040	$11,150	$59,379
Additions (deductions)
Provision for credit losses	3,030	(1,619)	459	350	2,220
Recoveries credited to the allowance	66	170	895	—	1,131
Loans charged against the allowance	(78)	(116)	(1,379)	—	(1,573)
Balance at end of period	$25,890	$20,752	$3,015	$11,500	$61,157

2024
Balance at beginning of period	$16,724	$21,386	$4,126	$12,422	$54,658
Additions (deductions)
Provision for credit losses	2,117	(520)	85	208	1,890
Recoveries credited to the allowance	138	139	1,118	—	1,395
Loans charged against the allowance	—	(274)	(1,428)	—	(1,702)
Balance at end of period	$18,979	$20,731	$3,901	$12,630	$56,241

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	Non- Accrual with no Allowance for Credit Loss	Non- Accrual with an Allowance for Credit Loss	Total Non- Accrual	90+ and Still Accruing	Total Non- Performing Loans
	(In thousands)
June 30, 2025
Commercial
Commercial and industrial (1)	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Mortgage
1-4 family owner occupied - jumbo	1,480	576	2,056		2,056
1-4 family owner occupied - non-jumbo (2)	1,497	1,330	2,827	—	2,827
1-4 family non-owner occupied	714	292	1,006	—	1,006
1-4 family - 2nd lien	732	693	1,425	—	1,425
Resort lending	—	57	57	—	57
Installment
Boat lending	—	415	415	—	415
Recreational vehicle lending	—	274	274	—	274
Other	—	144	144	—	144
Total	$4,423	$3,781	$8,204	$—	$8,204

Accrued interest excluded from total	$—	$—	$—	$—	$—

December 31, 2024
Commercial
Commercial and industrial (1)	$—	$49	$49	$—	$49
Commercial real estate	—	—	—	—	—
Mortgage
1-4 family owner occupied - jumbo	1,480	—	1,480	—	1,480
1-4 family owner occupied - non-jumbo (2)	1,929	496	2,425	—	2,425
1-4 family non-owner occupied	—	157	157	—	157
1-4 family - 2nd lien	246	769	1,015	—	1,015
Resort lending	—	143	143	—	143
Installment
Boat lending	—	209	209	—	209
Recreational vehicle lending	—	377	377	—	377
Other	—	147	147	—	147
Total	$3,655	$2,347	$6,002	$—	$6,002

Accrued interest excluded from total	$—	$—	$—	$—	$—
(1)Non-performing commercial and industrial loans exclude zero and $0.005 million of government guaranteed loans at June 30, 2025 and December 31, 2024, respectively.
(2)Non-performing 1-4 family owner occupied – non jumbo loans exclude $2.249 million and $1.785 million of government guaranteed loans at June 30, 2025 and December 31, 2024, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table provides collateral information by class of loan for collateral-dependent loans with specific allocations of the ACL. A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral.
The amortized cost of collateral-dependent loans by class follows:

	Collateral Type		Allowance for Credit Losses
	Real Estate	Other (1)
	(In thousands)
June 30, 2025
Commercial
Commercial and industrial	$694	$10,077	$930
Commercial real estate	16,242	—	2,817
Mortgage
1-4 family owner occupied - jumbo	2,140	—	—
1-4 family owner occupied - non-jumbo	2,431	—	332
1-4 family non-owner occupied	809	—	34
1-4 family - 2nd lien	1,032	—	107
Resort lending	57	—	20
Installment
Boat lending	—	715	284
Recreational vehicle lending	—	194	69
Other	—	36	13
Total	$23,405	$11,022	$4,606

Accrued interest excluded from total	$91	$54

December 31, 2024
Commercial
Commercial and industrial	$686	$5,166	$1,647
Commercial real estate	817	—	3
Mortgage
1-4 family owner occupied - jumbo	1,480	—	—
1-4 family owner occupied - non-jumbo	2,903	—	347
1-4 family non-owner occupied	—	—	—
1-4 family - 2nd lien	510	—	94
Resort lending	143	—	51
Installment
Boat lending	—	87	31
Recreational vehicle lending	—	266	94
Other	—	92	33
Total	$6,539	$5,611	$2,300

Accrued interest excluded from total	$5	$34
(1) Commercial and industrial loan collateral generally includes machinery and equipment, accounts receivable, and inventory.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
An aging analysis of loans by class follows:

	Loans Past Due				Loans not Past Due	Total Loans
	30-59 days	60-89 days	90+ days	Total
	(In thousands)
June 30, 2025
Commercial
Commercial and industrial	$—	$—	$—	$—	$1,101,053	$1,101,053
Commercial real estate	—	—	—	—	967,028	967,028
Mortgage
1-4 family owner occupied - jumbo	2,056	—	1,480	3,536	882,760	886,296
1-4 family owner occupied - non-jumbo	1,222	968	1,643	3,833	293,157	296,990
1-4 family non-owner occupied	333	715	95	1,143	168,000	169,143
1-4 family - 2nd lien	965	479	342	1,786	145,835	147,621
Resort lending	—	—	57	57	28,253	28,310
Installment
Boat lending	458	450	328	1,236	270,359	271,595
Recreational vehicle lending	608	337	122	1,067	204,978	206,045
Other	286	147	36	469	89,817	90,286
Total	$5,928	$3,096	$4,103	$13,127	$4,151,240	$4,164,367

Accrued interest excluded from total	$59	$18	$—	$77	$13,929	$14,006

December 31, 2024
Commercial
Commercial and industrial	$78	$—	$54	$132	$1,001,197	$1,001,329
Commercial real estate	—	—	—	—	936,035	936,035
Mortgage
1-4 family owner occupied - jumbo	755	664	1,480	2,899	872,652	875,551
1-4 family owner occupied - non-jumbo	3,395	1,653	1,201	6,249	292,893	299,142
1-4 family non-owner occupied	329	—	—	329	176,621	176,950
1-4 family - 2nd lien	648	66	345	1,059	132,888	133,947
Resort lending	—	—	143	143	30,993	31,136
Installment
Boat lending	281	99	87	467	263,874	264,341
Recreational vehicle lending	622	395	190	1,207	223,330	224,537
Other	231	158	25	414	95,443	95,857
Total	$6,339	$3,035	$3,525	$12,899	$4,025,926	$4,038,825
Accrued interest excluded from total	$65	$44	$—	$109	$13,352	$13,461

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
During the three months ended June 30, 2025 there were no loans modified to a borrower experiencing financial difficulty.
During the six months ended June 30, 2025 there were two mortgage - 1-4 family owner occupied - non-jumbo loans modified to borrowers experiencing financial difficulty totaling $0.11 million (0.1% of the total loan class). Both of the loan modifications to borrowers experiencing financial difficulty during the six months ended June 30, 2025 related to term extensions and added a weighted average 11.5 years to the life of the loans. One of the loans modified during the six months ended June 30, 2025 also received a 4.75% interest rate reduction. Both of the loans modified during the six months ended June 30, 2025 were on non-accrual status.
During the three months ended June 30, 2024 there were two mortgage - 1-4 family owner occupied - non-jumbo loans modified to borrowers experiencing financial difficulty totaling $0.13 million (0.1% of the total loan class). Both of the modifications during the three months ended June 30, 2024 related to term extensions and added a weighted average 12.6 years to the life of the loans.
During the six months ended June 30, 2024 there were four mortgage - 1-4 family owner occupied - non-jumbo loans, one mortgage 1-4 family - 2nd lien loan, and one installment - other loan modified to borrowers experiencing financial difficulty totaling $0.43 million (0.1% of the total loan class), $0.07 million (0.1% of the total loan class), and $0.01 million (0.1% of the total loan class), respectively. All of the loan modifications to borrowers experiencing financial difficulty during the six months ended June 30, 2024 related to term extensions and added a weighted average 7.7 years to the life of the loans. All of the loans modified during the six months ended June 30, 2024 were on non-accrual status.
As of June 30, 2025, none of the loans that were modified to borrowers experiencing financial difficulty within the past 12 months have subsequently defaulted.
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables summarize loan ratings by loan class for our commercial portfolio loan segment at June 30, 2025 and December 31, 2024:

	Commercial
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2025	2024	2023	2022	2021	Prior
	(In thousands)
June 30, 2025
Commercial and industrial
Non-watch (1-6)	$86,364	$200,536	$150,043	$122,085	$63,567	$158,230	$282,440	$1,063,265
Watch (7-8)	100	1,567	2,552	1,036	9,244	7,338	5,182	27,019
Substandard Accrual (9)	—	2,379	1,895	1,280	3,171	306	1,738	10,769
Non-Accrual (10-11)	—	—	—	—	—	—	—	—
Total	$86,464	$204,482	$154,490	$124,401	$75,982	$165,874	$289,360	$1,101,053
Accrued interest excluded from total	$242	$614	$505	$311	$212	$613	$1,062	$3,559
Current period gross charge-offs	$—	$—	$78	$—	$—	$—	$—	$78

Commercial real estate
Non-watch (1-6)	$86,538	$156,275	$209,394	$161,609	$72,819	$185,589	$55,234	$927,458
Watch (7-8)	—	1,324	—	16,680	—	5,323	—	23,327
Substandard Accrual (9)	—	—	15,445	—	131	667	—	16,243
Non-Accrual (10-11)	—	—	—	—	—	—	—	—
Total	$86,538	$157,599	$224,839	$178,289	$72,950	$191,579	$55,234	$967,028
Accrued interest excluded from total	$290	$564	$718	$627	$152	$649	$213	$3,213
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial
Non-watch (1-6)	$172,902	$356,811	$359,437	$283,694	$136,386	$343,819	$337,674	$1,990,723
Watch (7-8)	100	2,891	2,552	17,716	9,244	12,661	5,182	50,346
Substandard Accrual (9)	—	2,379	17,340	1,280	3,302	973	1,738	27,012
Non-Accrual (10-11)	—	—	—	—	—	—	—	—
Total	$173,002	$362,081	$379,329	$302,690	$148,932	$357,453	$344,594	$2,068,081
Accrued interest excluded from total	$532	$1,178	$1,223	$938	$364	$1,262	$1,275	$6,772
Current period gross charge-offs	$—	$—	$78	$—	$—	$—	$—	$78

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2024	2023	2022	2021	2020	Prior
	(In thousands)
December 31, 2024
Commercial and industrial
Non-watch (1-6)	$183,261	$137,270	$142,630	$71,225	$72,928	$106,086	$242,573	$955,973
Watch (7-8)	10,348	3,055	1,251	9,002	5,636	336	2,104	31,732
Substandard Accrual (9)	2,693	2,052	1,642	2,208	267	195	4,513	13,570
Non-Accrual (10-11)	—	—	—	47	—	7	—	54
Total	$196,302	$142,377	$145,523	$82,482	$78,831	$106,624	$249,190	$1,001,329
Accrued interest excluded from total	$612	$478	$361	$217	$342	$341	$959	$3,310
Current period gross charge-offs	$—	$—	$—	$—	$—	$4	$—	$4

Commercial real estate
Non-watch (1-6)	$142,154	$236,390	$153,321	$75,053	$49,969	$166,966	$72,879	$896,732
Watch (7-8)	—	—	16,007	—	—	4,400	18,079	38,486
Substandard Accrual (9)	—	—	—	135	—	682	—	817
Non-Accrual (10-11)	—	—	—	—	—	—	—	—
Total	$142,154	$236,390	$169,328	$75,188	$49,969	$172,048	$90,958	$936,035
Accrued interest excluded from total	$608	$632	$628	$166	$131	$658	$363	$3,186
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial
Non-watch (1-6)	$325,415	$373,660	$295,951	$146,278	$122,897	$273,052	$315,452	$1,852,705
Watch (7-8)	10,348	3,055	17,258	9,002	5,636	4,736	20,183	70,218
Substandard Accrual (9)	2,693	2,052	1,642	2,343	267	877	4,513	14,387
Non-Accrual (10-11)	—	—	—	47	—	7	—	54
Total	$338,456	$378,767	$314,851	$157,670	$128,800	$278,672	$340,148	$1,937,364
Accrued interest excluded from total	$1,220	$1,110	$989	$383	$473	$999	$1,322	$6,496
Current period gross charge-offs	$—	$—	$—	$—	$—	$4	$—	$4
For each of our mortgage and installment portfolio segment classes, we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated semi-annually.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables summarize credit scores by loan class for our mortgage and installment loan portfolio segments at June 30, 2025 and December 31, 2024:

	Mortgage (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2025	2024	2023	2022	2021	Prior
	(In thousands)
June 30, 2025
1-4 family owner occupied - jumbo
800 and above	$3,488	$5,307	$14,596	$40,846	$59,939	$31,917	$1,272	$157,365
750-799	24,200	36,552	34,676	91,220	186,536	84,604	3,016	460,804
700-749	8,991	18,476	12,976	42,572	55,874	31,831	2,523	173,243
650-699	2,931	4,118	8,141	15,961	14,702	18,196	—	64,049
600-649	—	742	3,232	6,921	2,162	4,603	—	17,660
550-599	—	869	987	2,622	1,673	2,956	—	9,107
500-549	—	—	—	678	722	1,950	—	3,350
Under 500	—	—	—	—	—	718	—	718
Unknown	—	—	—	—	—	—	—	—
Total	$39,610	$66,064	$74,608	$200,820	$321,608	$176,775	$6,811	$886,296
Accrued interest excluded from total	$167	$330	$364	$630	$732	$469	$59	$2,751
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family owner occupied - non-jumbo
800 and above	$1,985	$1,574	$3,231	$12,348	$9,304	$16,349	$3,854	$48,645
750-799	7,133	8,953	11,536	29,431	21,445	28,385	14,460	121,343
700-749	1,436	4,426	6,338	9,120	9,211	26,635	4,006	61,172
650-699	8,903	1,937	678	5,027	2,584	15,307	1,541	35,977
600-649	369	—	213	1,741	1,848	6,646	183	11,000
550-599	—	272	491	579	1,244	6,904	55	9,545
500-549	—	—	—	735	262	5,837	129	6,963
Under 500	—	87	—	421	98	1,715	24	2,345
Unknown	—	—	—	—	—	—	—	—
Total	$19,826	$17,249	$22,487	$59,402	$45,996	$107,778	$24,252	$296,990
Accrued interest excluded from total	$37	$109	$105	$198	$109	$417	$180	$1,155
Current period gross charge-offs	$—	$—	$—	$19	$6	$5	$—	$30

1-4 family non-owner occupied
800 and above	$1,210	$2,308	$2,472	$5,314	$11,722	$10,610	$493	$34,129
750-799	4,839	13,012	9,508	14,065	27,615	21,451	2,213	92,703
700-749	733	3,836	3,251	6,443	3,784	9,604	951	28,602
650-699	—	26	469	286	3,273	5,766	325	10,145
600-649	—	—	33	60	452	1,457	76	2,078
550-599	—	—	—	79	50	608	—	737
500-549	—	—	—	366	—	192	—	558
Under 500	—	—	—	—	—	191	—	191
Unknown	—	—	—	—	—	—	—	—
Total	$6,782	$19,182	$15,733	$26,613	$46,896	$49,879	$4,058	$169,143
Accrued interest excluded from total	$35	$87	$78	$103	$136	$193	$34	$666
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Mortgage - continued (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2025	2024	2023	2022	2021	Prior
	(In thousands)
June 30, 2025 - continued
1-4 family - 2nd lien
800 and above	$1,144	$99	$799	$721	$640	$2,233	$15,310	$20,946
750-799	2,340	3,472	2,492	1,742	2,929	3,818	49,985	66,778
700-749	745	1,423	1,000	1,711	647	2,377	28,346	36,249
650-699	481	202	409	417	488	1,655	11,158	14,810
600-649	—	40	254	90	343	649	2,683	4,059
550-599	—	—	304	72	55	400	1,403	2,234
500-549	—	—	58	180	94	1,037	659	2,028
Under 500	—	—	252	—	—	218	47	517
Unknown	—	—	—	—	—	—	—	—
Total	$4,710	$5,236	$5,568	$4,933	$5,196	$12,387	$109,591	$147,621
Accrued interest excluded from total	$14	$20	$24	$19	$13	$40	$774	$904
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Resort lending
800 and above	$—	$—	$24	$—	$410	$3,545	$—	$3,979
750-799	—	—	—	610	472	13,031	—	14,113
700-749	—	—	—	—	—	4,457	—	4,457
650-699	—	—	—	—	291	4,514	—	4,805
600-649	—	—	—	—	—	557	—	557
550-599	—	—	—	—	—	399	—	399
500-549	—	—	—	—	—	—	—	—
Under 500	—	—	—	—	—	—	—	—
Unknown	—	—	—	—	—	—	—	—
Total	$—	$—	$24	$610	$1,173	$26,503	$—	$28,310
Accrued interest excluded from total	$—	$—	$—	$2	$3	$138	$—	$143
Current period gross charge-offs	$—	$—	$—	$—	$—	$86	$—	$86

Total Mortgage
800 and above	$7,827	$9,288	$21,122	$59,229	$82,015	$64,654	$20,929	$265,064
750-799	38,512	61,989	58,212	137,068	238,997	151,289	69,674	755,741
700-749	11,905	28,161	23,565	59,846	69,516	74,904	35,826	303,723
650-699	12,315	6,283	9,697	21,691	21,338	45,438	13,024	129,786
600-649	369	782	3,732	8,812	4,805	13,912	2,942	35,354
550-599	—	1,141	1,782	3,352	3,022	11,267	1,458	22,022
500-549	—	—	58	1,959	1,078	9,016	788	12,899
Under 500	—	87	252	421	98	2,842	71	3,771
Unknown	—	—	—	—	—	—	—	—
Total	$70,928	$107,731	$118,420	$292,378	$420,869	$373,322	$144,712	$1,528,360
Accrued interest excluded from total	$253	$546	$571	$952	$993	$1,257	$1,047	$5,619
Current period gross charge-offs	$—	$—	$—	$19	$6	$91	$—	$116

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Installment (1)
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
	(In thousands)
June 30, 2025
Boat lending
800 and above	$6,264	$4,290	$7,138	$8,023	$6,675	$11,307	$43,697
750-799	21,018	22,285	25,951	23,897	22,801	33,205	149,157
700-749	7,051	11,815	7,746	11,572	8,735	11,997	58,916
650-699	813	2,389	2,200	2,475	2,045	3,638	13,560
600-649	200	581	501	581	543	1,092	3,498
550-599	52	79	67	304	420	766	1,688
500-549	—	102	172	194	192	211	871
Under 500	—	—	35	137	—	36	208
Unknown	—	—	—	—	—	—	—
Total	$35,398	$41,541	$43,810	$47,183	$41,411	$62,252	$271,595
Accrued interest excluded from total	$132	$159	$164	$113	$94	$135	$797
Current period gross charge-offs	$—	$13	$—	$39	$22	$26	$100

Recreational vehicle lending
800 and above	$468	$1,120	$3,747	$9,294	$8,644	$9,566	$32,839
750-799	3,289	9,391	9,488	31,942	28,982	19,323	102,415
700-749	803	4,037	5,224	12,256	15,032	8,709	46,061
650-699	102	1,157	1,727	4,733	4,617	2,921	15,257
600-649	—	357	407	1,044	1,690	724	4,222
550-599	7	136	361	567	1,322	590	2,983
500-549	—	37	159	434	633	380	1,643
Under 500	—	92	81	210	166	76	625
Unknown	—	—	—	—	—	—	—
Total	$4,669	$16,327	$21,194	$60,480	$61,086	$42,289	$206,045
Accrued interest excluded from total	$20	$60	$82	$149	$139	$96	$546
Current period gross charge-offs	$—	$2	$46	$155	$178	$72	$453

Other
800 and above	$949	$657	$1,313	$1,364	$822	$1,039	$6,144
750-799	4,742	7,955	6,119	5,735	3,353	5,547	33,451
700-749	10,803	5,021	4,042	3,739	2,445	3,723	29,773
650-699	9,410	1,831	1,401	921	814	1,357	15,734
600-649	124	631	321	504	227	453	2,260
550-599	—	225	245	288	184	297	1,239
500-549	—	86	175	227	209	139	836
Under 500	—	12	26	36	33	35	142
Unknown	707	—	—	—	—	—	707
Total	$26,735	$16,418	$13,642	$12,814	$8,087	$12,590	$90,286
Accrued interest excluded from total	$35	$68	$53	$32	$18	$66	$272
Current period gross charge-offs	$714	$13	$20	$35	$12	$32	$826

Total installment
800 and above	$7,681	$6,067	$12,198	$18,681	$16,141	$21,912	$82,680
750-799	29,049	39,631	41,558	61,574	55,136	58,075	285,023
700-749	18,657	20,873	17,012	27,567	26,212	24,429	134,750
650-699	10,325	5,377	5,328	8,129	7,476	7,916	44,551
600-649	324	1,569	1,229	2,129	2,460	2,269	9,980
550-599	59	440	673	1,159	1,926	1,653	5,910
500-549	—	225	506	855	1,034	730	3,350
Under 500	—	104	142	383	199	147	975
Unknown	707	—	—	—	—	—	707
Total	$66,802	$74,286	$78,646	$120,477	$110,584	$117,131	$567,926
Accrued interest excluded from total	$187	$287	$299	$294	$251	$297	$1,615
Current period gross charge-offs	$714	$28	$66	$229	$212	$130	$1,379

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Foreclosed residential real estate properties included in other real estate and repossessed assets, net on our interim Condensed Consolidated Statements of Financial Condition totaled $0.4 million and $0.9 million at June 30, 2025 and December 31, 2024, respectively. Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $2.7 million and $2.0 million at June 30, 2025 and December 31, 2024, respectively.
During the three and six month periods ended June 30, 2025, we sold $6.7 million and $15.4 million, respectively, of portfolio residential mortgage loans servicing retained and recognized a gain on sale of $0.08 million and $0.30 million, respectively. During the three and six month periods ended June 30, 2024, we sold $1.4 million and $8.1 million, respectively, of portfolio residential mortgage loans servicing retained and recognized a gain on sale of $0.02 million and $0.13 million, respectively. These transactions were done primarily for asset/liability management purposes.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
5.    Shareholders’ Equity and Earnings Per Common Share
On December 17, 2024, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) to buy back up to 1,100,000 shares of our outstanding common stock through December 31, 2025. Shares would be repurchased through open market transactions, though we could execute repurchases through other means, such as privately negotiated transactions. The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, regulatory requirements, potential alternative uses for capital, and our financial performance. During the three and six month periods ended June 30, 2025 we repurchased 251,183 and 252,276 shares of common stock, respectively for an aggregate purchase price of $7.32 million and $7.36 million, respectively. During the six month period ended June 30, 2024 there were no shares of common stock repurchased.
A reconciliation of basic and diluted net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Net income	$16,877	$18,528	$32,467	$34,519

Weighted average shares outstanding (1)	20,750	20,902	20,846	20,889
Stock units for deferred compensation plan for non-employee directors	170	179	175	177
Performance share units	24	22	26	23
Effect of stock options	2	2	2	3
Weighted average shares outstanding for calculation of diluted earnings per share	20,946	21,105	21,049	21,092

Net income per common share
Basic (1)	$0.81	$0.89	$1.56	$1.65
Diluted	$0.81	$0.88	$1.54	$1.64
(1)Basic net income per common share includes weighted average common shares outstanding during the period and participating share awards.
Weighted average stock options outstanding that were not considered in computing diluted net income per common share because they were anti-dilutive were zero for the three and six month periods ended June 30, 2025 and 2024, respectively.

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
Our derivative financial instruments according to the type of hedge in which they are designated follows:

	June 30, 2025
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Fair value hedge designation
Pay-fixed interest rate swap agreement - commercial	$5,446	3.9	$214
Pay-fixed interest rate swap agreements - securities available for sale	148,895	2.4	9,093
Pay-fixed interest rate swap agreements - installment	100,000	1.9	(902)
Pay-fixed interest rate swap agreements - mortgage	127,000	2.0	(1,181)
Interest rate cap agreements - securities available for sale	40,970	2.8	94
Total	$422,311	2.2	$7,318

Cash flow hedge designation
Interest rate floor agreements - commercial	$425,000	2.0	$5,779
Interest rate cap agreements - short-term funding liabilities	25,000	2.9	101
Total	450,000	2.1	5,880

No hedge designation
Rate-lock mortgage loan commitments	$27,787	0.1	$371
Mandatory commitments to sell mortgage loans	39,425	0.1	(132)
Pay-fixed interest rate swap agreements - commercial	606,325	4.8	(1,543)
Pay-variable interest rate swap agreements - commercial	606,325	4.8	1,543
Total	$1,279,862	4.5	$239

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

For Cash Flow Hedges, it is anticipated that as of June 30, 2025, $1.5 million will be reclassified from accumulated other comprehensive loss as a reduction to earnings over the next twelve months. The maximum term of any Cash Flow Hedge at June 30, 2025 is 3.7 years.
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the interim Condensed Consolidated Statements of Financial Condition for the periods presented:
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	June 30, 2025		December 31, 2024		June 30, 2025		December 31, 2024
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments
Pay-fixed interest rate swap agreements	Other assets	$9,391	Other assets	$14,336	Other liabilities	$2,167	Other liabilities	$350
Interest rate cap agreements	Other assets	195	Other assets	646	Other liabilities	—	Other liabilities	—
Interest rate floor agreements	Other assets	5,779	Other assets	3,642	Other liabilities	—	Other liabilities	—
		15,365		18,624		2,167		350
Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	371	Other assets	100	Other liabilities	—	Other liabilities	—
Mandatory commitments to sell mortgage loans	Other assets	—	Other assets	62	Other liabilities	132	Other liabilities	—
Pay-fixed interest rate swap agreements - commercial	Other assets	8,456	Other assets	15,799	Other liabilities	9,999	Other liabilities	2,474
Pay-variable interest rate swap agreements - commercial	Other assets	9,999	Other assets	2,474	Other liabilities	8,456	Other liabilities	15,799
		18,826		18,435		18,587		18,273
Total derivatives		$34,191		$37,059		$20,754		$18,623

The effect of derivative financial instruments on the interim Condensed Consolidated Statements of Operations follows:

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Gain (Loss) Recognized in Other Comprehensive Income (loss) (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Gain (Loss) Recognized in Income
	Three Month Periods Ended June 30,			Three Month Periods Ended June 30,		Location of Gain (Loss) Recognized in Income	Three Month Periods Ended June 30,
	2025	2024		2025	2024		2025	2024
							(In thousands)
Fair Value Hedges
Pay-fixed interest rate swap agreement - commercial						Interest and fees on loans	$(62)	$(5)
Pay-fixed interest rate swap agreements - securities available for sale						Interest on securities	(1,797)	(694)
Pay-fixed interest rate swap agreements - Installment						Interest and fees on loans	(297)	220
Pay-fixed interest rate swap agreements - Mortgage						Interest and fees on loans	(499)	290
Pay-variable interest rate swap agreements - FHLB Advance						Interest expense - other borrowings and subordinated debt and debentures	—	25
Interest rate cap agreements - securities available for sale	$(85)	$23	Interest on securities	$(63)	$(56)	Interest on securities	—	(2)
Total	$(85)	$23		$(63)	$(56)		$(2,655)	$(166)

Cash Flow Hedges
Interest rate floor agreements - commercial	$385	$(486)	Interest and fees on loans	$(444)	$(293)	Interest and fees on loans	$(444)	$(293)
Interest rate cap agreements - short-term funding liabilities	(69)	—	Interest expense	(2)	—	Interest expense	(2)	—
Total	$316	$(486)		$(446)	$(293)		$(446)	$(293)

No hedge designation
Rate-lock mortgage loan commitments						Net gains on mortgage loans	$3	$(125)
Mandatory commitments to sell mortgage loans						Net gains on mortgage loans	(101)	197
Pay-fixed interest rate swap agreements - commercial						Interest and fees on loans	(5,593)	579
Pay-variable interest rate swap agreements - commercial						Interest and fees on loans	5,593	(579)
Total							$(98)	$72

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Gain (Loss) Recognized in Other Comprehensive Income (loss) (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Gain (Loss) Recognized in Income
	Six Month Periods Ended June 30,			Six Month Periods Ended June 30,		Location of Gain (Loss) Recognized in Income	Six Month Periods Ended June 30,
	2025	2024		2025	2024		2025	2024
							(In thousands)
Fair Value Hedges
Pay-fixed interest rate swap agreement - commercial						Interest and fees on loans	$(147)	$74
Pay-fixed interest rate swap agreements - securities available for sale						Interest on securities	(4,172)	854
Pay-fixed interest rate swap agreements - installment						Interest and fees on loans	(979)	1,908
Pay-fixed interest rate swap agreements - mortgage						Interest and fees on loans	(1,464)	2,292
Pay-variable interest rate swap agreements - FHLB Advance						Interest expense - other borrowings and subordinated debt and debentures	—	—
Interest rate cap agreements - securities available for sale	$(240)	$61	Interest on securities	$(117)	$(110)	Interest on securities	—	38
Total	$(240)	$61		$(117)	$(110)		$(6,762)	$5,166

Cash Flow Hedges
Interest rate floor agreements - commercial	$1,137	$(2,753)	Interest and fees on loans	$(812)	$(505)	Interest and fees on loans	$(812)	$(505)
Interest rate cap agreements - short-term funding liabilities	(200)	—	Interest expense	(4)	—	Interest expense	(4)	—
Total	$937	$(2,753)		$(816)	$(505)		$(816)	$(505)

No hedge designation
Rate-lock mortgage loan commitments						Net gains on mortgage loans	$271	$(31)
Mandatory commitments to sell mortgage loans						Net gains on mortgage loans	(194)	426
Pay-fixed interest rate swap agreements - commercial						Interest and fees on loans	(14,868)	6,549
Pay-variable interest rate swap agreements - commercial						Interest and fees on loans	14,868	(6,549)
Total							$77	$395

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7.    Goodwill and Other Intangibles
The following table summarizes intangible assets, net of amortization:

	June 30, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets - core deposits	$11,916	$10,672	$11,916	$10,428
Unamortized intangible assets - goodwill	$28,300		$28,300
A summary of estimated core deposits intangible amortization at June 30, 2025 follows:

(In thousands)

Six months ending December 31, 2025	243
2026	460
2027	434
2028	107
Total	$1,244
8.    Share Based Compensation
We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.3 million shares of common stock as of June 30, 2025. The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.1 million shares of common stock as of June 30, 2025. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.
A summary of restricted stock and performance stock units (“PSU”) granted pursuant to our long-term incentive plan follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Restricted stock	1,000	1,000	53,019	81,355
PSU	—	—	16,364	18,822
The shares of restricted stock and PSUs shown in the above table cliff vest after a period of three years. The performance criteria of the PSUs is split evenly between a comparison of (i) our total shareholder return and (ii) our return on average assets each over the three year period starting on the grant date to these same criteria over that period to an index of our banking peers.
Our directors may elect to receive all or a portion of their cash retainer fees in the form of common stock (either on a current basis or on a deferred basis) pursuant to the non-employee director stock purchase plan referenced above. Shares equal in value to that portion of each director’s fees that he or she has elected to receive in stock on a current basis are issued each quarter and vest immediately. Shares issued on a deferred basis are credited at the rate of 90% of the current fair value of our common stock and vest immediately. During the six month periods ended June 30, 2025 and 2024 we issued 0.004 million and 0.005 million shares, respectively and expensed their value during those same periods.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Total compensation expense recognized for grants pursuant to our long-term incentive plan was $0.6 million and $1.3 million during the three and six month periods ended June 30, 2025, respectively, and was $0.5 million and $1.0 million during the same periods in 2024, respectively. The corresponding tax benefit relating to this expense was $0.1 million and $0.3 million for the three and six month periods ended June 30, 2025, respectively and $0.1 million and $0.2 million for the same periods in 2024. Total expense recognized for non-employee director share based payments was $0.07 million and $0.13 million during the three and six month periods ended June 30, 2025, respectively, and was $0.06 million and $0.13 million during the same periods in 2024, respectively. The corresponding tax benefit relating to this expense was $0.01 million and $0.03 million for the three and six month periods ended June 30, 2025, respectively and $0.01 million and $0.03 million during the same periods in 2024.
At June 30, 2025, the total expected compensation cost related to non-vested restricted stock and PSUs not yet recognized was $4.1 million. The weighted-average period over which this amount will be recognized is 2.2 years.
A summary of outstanding stock option grants and related transactions follows:

	Number of Shares	Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregated Intrinsic Value
				(In thousands)
Outstanding at January 1, 2025	5,583	$13.43
Granted	—
Exercised	(2,793)	13.43
Forfeited	—
Expired	—
Outstanding at June 30, 2025	2,790	$13.43	1.7	$53

Vested and expected to vest at June 30, 2025	2,790	$13.43	1.7	$53
Exercisable at June 30, 2025	2,790	$13.43	1.7	$53
A summary of outstanding non-vested stock and related transactions follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2025	266,986	$24.64
Granted	69,383	37.17
Vested	(69,426)	27.33
Forfeited	(3,429)	27.47
Outstanding at June 30, 2025	263,514	$27.43
Certain information regarding options exercised during the periods follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Intrinsic value	$—	$—	$64	$91
Cash proceeds received	$—	$—	$—	$—
Tax benefit realized	$—	$—	$13	$19

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9.    Income Tax
Income tax expense was $3.8 million and $4.6 million during the three month periods ended June 30, 2025 and 2024, respectively and $7.3 million and $8.5 million during the six months ended June 30, 2025 and 2024, respectively. Our actual federal income tax expense is different than the amount computed by applying our statutory income tax rate to our income before income tax primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance. In addition, the three and six month periods ending June 30, 2025 include reductions of $0.01 million and $0.30 million, respectively, of income tax expense related to the impact of the excess value of stock awards that vested and stock options that were exercised as compared to the initial fair values that were expensed. These amounts during the same periods in 2024 were both $0.109 million.
We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. The ultimate realization of this asset is primarily based on generating future income. We concluded at June 30, 2025, June 30, 2024 and December 31, 2024 that the realization of substantially all of our deferred tax assets continues to be more likely than not.
At both June 30, 2025 and December 31, 2024, we had approximately $0.2 million, respectively, of gross unrecognized tax benefits. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the remainder of 2025.
10.    Regulatory Matters
Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits. As of June 30, 2025, the Bank had positive undivided profits of $236.3 million. It is not our intent to have dividends paid in amounts that would reduce the capital of our Bank to levels below those which we consider prudent or that would not be in accordance with guidelines of regulatory authorities.
We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can result in certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our interim condensed consolidated financial statements. In addition, capital adequacy rules include a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. To avoid limits on capital distributions and certain discretionary bonus payments we must meet the minimum ratio for adequately capitalized institutions plus the buffer. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of June 30, 2025 and December 31, 2024, categorized our Bank as well capitalized and exceeding the minimum ratio for adequately capitalized institutions plus the capital conservation buffer. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our actual capital amounts and ratios follow (1):

	Actual		Minimum for Adequately Capitalized Institutions		Minimum for Well-Capitalized Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2025
Total capital to risk-weighted assets
Consolidated	$629,972	14.20%	$354,803	8.00%	NA	NA
Independent Bank	582,441	13.15	354,204	8.00	$442,755	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$542,401	12.23%	$266,102	6.00%	NA	NA
Independent Bank	526,962	11.90	265,653	6.00	$354,204	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$503,795	11.36%	$199,577	4.50%	NA	NA
Independent Bank	526,962	11.90	199,240	4.50	$287,790	6.50%

Tier 1 capital to average assets
Consolidated	$542,401	10.07%	$215,510	4.00%	NA	NA
Independent Bank	526,962	9.79	215,217	4.00	$269,022	5.00%

December 31, 2024
Total capital to risk-weighted assets
Consolidated	$622,444	14.22%	$350,113	8.00%	NA	NA
Independent Bank	567,254	12.99	349,335	8.00	$436,668	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$527,616	12.06%	$262,585	6.00%	NA	NA
Independent Bank	512,546	11.74	262,001	6.00	$349,335	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$489,044	11.17%	$196,939	4.50%	NA	NA
Independent Bank	512,546	11.74	196,501	4.50	$283,834	6.50%

Tier 1 capital to average assets
Consolidated	$527,616	9.85%	$214,332	4.00%	NA	NA
Independent Bank	512,546	9.58	214,112	4.00	$267,640	5.00%
_______________________________________

(1)	These ratios do not reflect a capital conservation buffer of 2.50% at June 30, 2025 and December 31, 2024.
NA - Not applicable

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
	(In thousands)
Total shareholders' equity	$469,250	$454,686	$492,417	$478,188
Add (deduct)
Accumulated other comprehensive loss for regulatory purposes	64,089	64,146	64,089	64,146
Goodwill and other intangibles	(29,544)	(29,788)	(29,544)	(29,788)
Common equity tier 1 capital	503,795	489,044	526,962	512,546
Qualifying trust preferred securities	38,606	38,572	—	—
Tier 1 capital	542,401	527,616	526,962	512,546
Subordinated debt	32,000	40,000	—	—
Allowance for credit losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	55,571	54,828	55,479	54,708
Total risk-based capital	$629,972	$622,444	$582,441	$567,254

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
	(In thousands)
June 30, 2025:
Measured at Fair Value on a Recurring Basis
Assets
Securities available for sale
U.S. agency	$8,647	$—	$8,647	$—
U.S. agency residential mortgage-backed	71,796	—	71,796	—
U.S. agency commercial mortgage-backed	11,166	—	11,166	—
Private label mortgage-backed	44,929	—	44,929	—
Other asset backed	33,917	—	33,917	—
Obligations of states and political subdivisions	276,746	—	276,746	—
Corporate	61,333	—	61,333	—
Trust preferred	977	—	977	—
Loans held for sale, carried at fair value	12,492	—	12,492	—
Capitalized mortgage loan servicing rights	32,053	—	—	32,053
Derivatives (1)	34,191	—	34,191	—
Liabilities
Derivatives (2)	20,754	—	20,754	—

Measured at Fair Value on a Non-recurring Basis:
Assets
Collateral dependent loans (3)
Commercial
Commercial and industrial	3,702	—	—	3,702
Commercial real estate	12,627	—	—	12,627
Mortgage
1-4 family owner occupied - non-jumbo	601	—	—	601
1-4 family non-owner occupied	61	—	—	61
1-4 family - 2nd lien	194	—	—	194
Resort lending	37	—	—	37
Installment
Boat lending	431	—	—	431
Recreational vehicle lending	125	—	—	125
Other	23	—	—	23
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the Six Month Periods Ended June 30 for items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Net Gains (losses) on Assets	Mortgage Loan Servicing, net	Total Change in Fair Values Included in Current Period Earnings
	Mortgage Loans
	(In thousands)
2025
Loans held for sale	$120	$—	$120
Capitalized mortgage loan servicing rights	—	(3,505)	(3,505)

2024
Loans held for sale	160	—	160
Capitalized mortgage loan servicing rights	—	383	383
For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the interim Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets and dividend income is recorded based on cash dividends received.
The following represent impairment charges recognized during the three and six month periods ended June 30, 2025 and 2024 relating to assets measured at fair value on a non-recurring basis:
•Loans that are individually evaluated using the fair value of collateral for collateral dependent loans had a carrying amount of $17.8 million, which is net of a valuation allowance of $4.6 million at June 30, 2025, and had a carrying amount of $5.5 million, which is net of a valuation allowance of $2.3 million at December 31, 2024. The provision for credit losses included in our results of operations relating to collateral dependent loans was a net expense (recovery) of $1.1 million and $(0.1) million for the three month periods ending June 30, 2025 and 2024, respectively, and a net expense of $2.3 million and $1.6 million for the six month periods ending June 30, 2025 and 2024, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
A reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Capitalized Mortgage Loan Servicing Rights
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Beginning balance	$32,171	$43,577	$46,796	$42,243
Total gains (losses) realized and unrealized:
Included in results of operations	(1,081)	(123)	(3,505)	383
Included in results of operations - gain on sale(1)	(78)	—	(172)	—
Included in other comprehensive loss	—	—	—	—
Purchases, issuances, settlements, maturities and calls	963	952	1,818	1,780
Sales(1)	78	—	(12,884)	—
Transfers in and/or out of Level 3	—	—	—	—
Ending balance	$32,053	$44,406	$32,053	$44,406

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30	$(1,081)	$(123)	$(3,505)	$383
(1)     On January 31, 2025 we sold $931.6 million of mortgage loan servicing rights (26.3% of total servicing portfolio) and transferred the servicing on March 3, 2025. This sale represented approximately $13.1 million (27.9%) of the total capitalized mortgage loan servicing right asset. While there remains a customary hold back of final settlement funds of approximately $0.7 million relating to this transaction, we are not aware of any issues that will have a material impact on this final payment. While we have a target date of the fourth quarter, 2025, we have until the first quarter, 2026 to receive this final payment. Transaction expenses relating to this sale were approximately $0.2 million and was expensed during the first six months of 2025.
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

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)
June 30, 2025
Capitalized mortgage loan servicing rights	$32,053	Present value of net servicing revenue	Discount rate	9.50% to 18.34%	9.95%
			Cost to service	$68 to $817	$80
			Ancillary income	19 to 30	21
			Float rate	3.71%	3.71%
			Prepayment rate	5.39% to 31.32%	9.37%
December 31, 2024
Capitalized mortgage loan servicing rights	$46,796	Present value of net servicing revenue	Discount rate	10.00% to 19.15%	10.37%
			Cost to service	$70 to $817	$79
			Ancillary income	20 to 30	20
			Float rate	4.33%	4.33%
			Prepayment rate	5.40% to 28.28%	7.54%

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)
June 30, 2025
Collateral dependent loans
Commercial	$2,729	Discounting financial statement and machinery and equipment appraised values	Discount rates used	50.0% to 65.0%	58.8%
	13,600	Sales comparison approach	Adjustment for differences between comparable sales	(20.0) to 65.0	(2.0)
Mortgage and Installment(1)	1,472	Sales comparison approach	Adjustment for differences between comparable sales	(28.1) to 16.9	(1.2)

December 31, 2024
Collateral dependent loans
Commercial	$3,478	Discounting financial statement and machinery and equipment appraised values	Discount rates used	45.0% to 55.0%	50.5%
	859	Sales comparison approach	Adjustment for differences between comparable sales	(20.0) to 35.0	(1.4)
Mortgage and Installment(1)	1,176	Sales comparison approach	Adjustment for differences between comparable sales	(22.0) to 21.7	(0.4)

(1)
In addition to the valuation techniques and unobservable inputs discussed above, at June 30, 2025 and December 31, 2024 certain collateral dependent installment loans totaling approximately $0.58 million and $0.29 million, respectively, are secured by collateral other than real estate. For the majority of these loans, we apply internal discount rates to industry valuation guides.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
June 30, 2025	$12,492	$198	$12,294
December 31, 2024	7,643	78	7,565

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The estimated recorded book balances and fair values follow:

			Fair Value Using
	Recorded Book Balance	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
June 30, 2025
Assets
Cash and due from banks	$74,354	$74,354	$74,354	$—	$—
Interest bearing deposits	71,805	71,805	71,805	—	—
Securities available for sale	509,511	509,511	—	509,511	—
Securities held to maturity	329,302	293,658	—	293,658	—
Federal Home Loan Bank and Federal
Reserve Bank Stock	18,102	NA	NA	NA	NA
Net loans and loans held for sale	4,115,702	3,946,951	—	12,492	3,934,459
Accrued interest receivable	19,500	19,500	40	5,454	14,006
Derivative financial instruments	34,191	34,191	—	34,191	—

Liabilities
Deposits with no stated maturity (1)	$3,807,413	$3,807,413	$3,807,413	$—	$—
Deposits with stated maturity (1)	851,946	849,694	—	849,694	—
Other borrowings	102,008	101,632	—	101,632	—
Subordinated debt	39,624	40,471	—	40,471	—
Subordinated debentures	39,830	39,585	—	39,585	—
Accrued interest payable	3,701	3,701	351	3,350	—
Derivative financial instruments	20,754	20,754	—	20,754	—

December 31, 2024
Assets
Cash and due from banks	$56,984	$56,984	$56,984	$—	$—
Interest bearing deposits	62,898	62,898	62,898	—	—
Securities available for sale	559,182	559,182	—	559,182	—
Securities held to maturity	339,436	301,860	—	301,860	—
Federal Home Loan Bank and Federal
Reserve Bank Stock	16,099	NA	NA	NA	NA
Net loans and loans held for sale	3,987,089	3,772,862	—	7,643	3,765,219
Accrued interest receivable	19,113	19,113	46	5,606	13,461
Derivative financial instruments	37,059	37,059	—	37,059	—

Liabilities
Deposits with no stated maturity (1)	$3,806,185	$3,806,185	$3,806,185	$—	$—
Deposits with stated maturity (1)	847,903	845,534	—	845,534	—
Other borrowings	45,009	44,996	—	44,996	—
Subordinated debt	39,586	40,412	—	40,412	—
Subordinated debentures	39,796	40,235	—	40,235	—
Accrued interest payable	3,109	3,109	374	2,735	—
Derivative financial instruments	18,623	18,623	—	18,623	—

(1)
Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $809.496 million and $797.224 million at June 30, 2025 and December 31, 2024, respectively. Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $102.318 million and $109.807 million at June 30, 2025 and December 31, 2024, respectively.

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
Because of the very limited liquidity for the Class B-1 shares (prior to completion of the exchange offer) and uncertainty regarding the likelihood, ultimate timing, and eventual exchange rate for Class B-1 shares into Class A shares, we were carrying these shares at zero (prior to the completion of the exchange offer), representing cost basis less impairment. In light of the continued uncertainty regarding the likelihood, ultimate timing, and eventual exchange rate for Class B-2 shares into Class A shares, we are carrying the Class B-2 shares at zero at both June 30, 2025 and December 31, 2024, representing cost basis less impairment. However, given the current conversion ratio of 1.5342 Class A shares for every 1 Class B-2 share and the closing price of Visa Class A shares on July 31, 2025 of $345.47 per share, our 6,283 Class B-2 shares would have a current “value” of approximately $3.3 million.
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Based on the disclosures that have been made by Visa regarding the status of this litigation and other circumstances relating to the exchange offer and potential future, similar exchange offers, we believe the likelihood we will have to make any payments under the Makewhole Agreement is remote.
14.    Accumulated Other Comprehensive Loss (“AOCL”)
A summary of changes in AOCL follows:

	Unrealized Losses on Securities AFS	Unrealized Losses on Securities Transferred to Securities HTM (1)	Dispropor- tionate Tax Effects from Securities AFS	Unrealized Gains (Losses) on Derivative Instruments	Total
	(In thousands)
For the three months ended June 30,
2025
Balances at beginning of period	$(47,780)	$(12,138)	$(5,798)	$(1,367)	$(67,083)
Other comprehensive income (loss) before reclassifications	(4,028)	649	—	181	(3,198)
Amounts reclassified from AOCL	(8)	—	—	402	394
Net current period other comprehensive income (loss)	(4,036)	649	—	583	(2,804)
Balances at end of period	$(51,816)	$(11,489)	$(5,798)	$(784)	$(69,887)

2024
Balances at beginning of period	$(49,697)	$(14,760)	$(5,798)	$(1,374)	$(71,629)
Other comprehensive income (loss) before reclassifications	215	676	—	(366)	525
Amounts reclassified from AOCL	—	—	—	276	276
Net current period other comprehensive income (loss)	215	676	—	(90)	801
Balances at end of period	$(49,482)	$(14,084)	$(5,798)	$(1,464)	$(70,828)

For the six months ended June 30,
2025
Balances at beginning of period	$(49,301)	$(12,775)	$(5,798)	$(2,070)	$(69,944)
Other comprehensive income (loss) before reclassifications	(2,768)	1,286	—	549	(933)
Amounts reclassified from AOCL	253	—	—	737	990
Net current period other comprehensive income (loss)	(2,515)	1,286	—	1,286	57
Balances at end of period	$(51,816)	$(11,489)	$(5,798)	$(784)	$(69,887)

2024
Balances at beginning of period	$(51,113)	$(15,408)	$(5,798)	$177	$(72,142)
Other comprehensive income (loss) before reclassifications	1,418	1,324	—	(2,127)	615
Amounts reclassified from AOCL	213	—	—	486	699
Net current period other comprehensive income (loss)	1,631	1,324	—	(1,641)	1,314
Balances at end of period	$(49,482)	$(14,084)	$(5,798)	$(1,464)	$(70,828)
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
A summary of reclassifications out of each component of AOCL for the three months ended June 30 follows:

AOCL Component	Amount Reclassified From AOCL	Affected Line Item in Interim Condensed Consolidated Statements of Operations
(In thousands)
2025
Unrealized losses on securities available for sale
	$11	Net gains on securities available for sale
	3	Income tax expense
	$8	Reclassifications, net of tax

Unrealized gains (losses) on derivative instruments
	$507	Interest income
	2	Interest expense
509
	107	Income tax expense
	$402	Reclassifications, net of tax

	$(394)	Total reclassifications for the period, net of tax

2024
Unrealized losses on securities available for sale
	$—	Net losses on securities available for sale
	—	Income tax expense
	$—	Reclassifications, net of tax

Unrealized gains (losses) on derivative instruments
	$349	Interest income
	73	Income tax expense
	$276	Reclassifications, net of tax

	$(276)	Total reclassifications for the period, net of tax

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of reclassifications out of each component of AOCL for the six months ended June 30 follows:

AOCL Component	Amount Reclassified From AOCL	Affected Line Item in Interim Condensed Consolidated Statements of Operations
(In thousands)
2025
Unrealized losses on securities available for sale
	$(319)	Net losses on securities available for sale
	(66)	Income tax expense
	$(253)	Reclassifications, net of tax

Unrealized gains (losses) on derivative instruments
	$929	Interest income
	4	Interest expense
933
	196	Income tax expense
	$737	Reclassifications, net of tax

	$(990)	Total reclassifications for the period, net of tax

2024
Unrealized losses on securities available for sale
	$(269)	Net losses on securities available for sale
	(56)	Income tax expense
	$(213)	Reclassifications, net of tax

Unrealized gains (losses) on derivative instruments
	$615	Interest income
	129	Income tax expense
	$486	Reclassifications, net of tax

	$(699)	Total reclassifications for the period, net of tax

15.    Revenue from Contracts with Customers
We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. We derive the majority of our revenue from financial instruments and their related contractual rights and obligations which for the most part are excluded from the scope of this topic. These sources of revenue that are excluded from the scope of this topic include interest income, net gains on mortgage loans, net losses on securities AFS, mortgage loan servicing, net and bank owned life insurance and were approximately 88.6% and 89.1% of total revenues for the six month periods ending June 30, 2025 and 2024, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Material sources of revenue that are included in the scope of this topic include service charges on deposit accounts, other deposit related income, interchange income and investment and insurance commissions and are discussed in the following paragraphs. Generally these sources of revenue are earned at the time the service is delivered or over the course of a monthly period and do not result in any contract asset or liability balance at any given period end. As a result, there were no contract assets or liabilities recorded as of June 30, 2025 and December 31, 2024, respectively.
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
Net (gains) losses on other real estate and repossessed assets: We record a gain or loss from the sale of other real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. If we were to finance the sale of other real estate to the buyer, we would assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction is probable. Once these criteria are met, the other real estate asset would be derecognized and the gain or loss on sale would be recorded upon the transfer of control of the property to the buyer. There were no other real estate properties sold during the six month periods ending June 30, 2025 and 2024 that were financed by us.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Three months ending June 30, 2025
	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$2,193	$—	$—	$—	$2,193
Account service charges	673	—	—	—	673
ATM fees	—	401	—	—	401
Other	—	169	—	—	169
Business
Overdraft fees	115	—	—	—	115
ATM fees	—	12	—	—	12
Other	—	115	—	—	115
Interchange income	—	—	3,390	—	3,390
Asset management revenue	—	—	—	390	390
Transaction based revenue	—	—	—	420	420

Total	$2,981	$697	$3,390	$810	$7,878

Reconciliation to interim Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$697
Investment and insurance commissions					810
Bank owned life insurance (1)					296
Other (1)					1,019
Total					$2,822
(1)Excluded from the scope of ASC Topic 606.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Three months ending June 30, 2024
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
Six months ending June 30, 2025	(In thousands)
Retail
Overdraft fees	$4,301	$—	$—	$—	$4,301
Account service charges	1,266	—	—	—	1,266
ATM fees	—	756	—	—	756
Other	—	353	—	—	353
Business
Overdraft fees	228	—	—	—	228
ATM fees	—	22	—	—	22
Other	—	214	—	—	214
Interchange income	—	—	6,517	—	6,517
Asset management revenue	—	—	—	801	801
Transaction based revenue	—	—	—	763	763

Total	$5,795	$1,345	$6,517	$1,564	$15,221

Reconciliation to interim Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$1,345
Investment and insurance commissions					1,564
Bank owned life insurance (1)					593
Other (1)					2,466
Total					$5,968
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
Leases are classified as operating or finance leases at the lease commencement date (we did not have any finance leases as of June 30, 2025). Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. The ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of the lease payment over the lease term.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.
The cost components of our operating leases follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Operating lease cost	$359	$349	$685	$695
Variable lease cost	2	11	10	22
Short-term lease cost	19	23	39	47
Total	$380	$383	$734	$764
Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities.
Supplemental balance sheet information related to our operating leases follows:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Lease right of use asset (1)	$6,900	$5,971
Lease liabilities (2)	$7,003	$6,338

Weighted average remaining lease term (years)	7.10	7.07
Weighted average discount rate	4.4%	3.7%
(1)Included in Accrued income and other assets in our interim Condensed Consolidated Statements of Financial Condition.
(2)Included in Accrued expenses and other liabilities in our interim Condensed Consolidated Statements of Financial Condition.
Maturity analysis of our lease liabilities at June 30, 2025 based on required contractual payments follows:

(In thousands)

Six months ending December 31, 2025	$691
2026	1,257
2027	1,135
2028	1,110
2029	1,112
2030 and thereafter	2,933
Total lease payments	8,238
Less imputed interest	(1,235)
Total	$7,003

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
We have one reportable segment which is determined by the Chief Executive Officer, who is the designated chief operating decision maker, based upon information provided about the products and services we offer, primarily banking operations. The segment is also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business, which are then aggregated if the operating performance, products/services, and customers are similar. The chief operating decision maker will evaluate the performance of our business components such as evaluating revenue streams, significant expenses, and budget to actual results assessing our segment and in the determination of allocating resources. The chief operating decision maker uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The chief operating decision maker uses consolidated net income, earnings per share, and return on average assets to benchmark us against our competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessing performance and in establishing compensation. Loans, investments, and deposits provide the majority of revenues in the banking operation. Interest expense, provisions for credit losses, and compensation and employee benefits provide the significant expenses in the banking operation. All operations are domestic.
Segment performance is evaluated using consolidated net income, earnings per share, and return on average assets. Information reported internally for performance assessment by the chief operating decision maker is as follows, inclusive of reconciliations of significant segment totals to the interim condensed consolidated financial statements for the three and six month periods ended June 30, 2025 and 2024.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended June 30, 2025
	Independent Bank	Other(1)	Eliminations	Total
	(In thousands)
INTEREST INCOME
Interest and fees on loans	$59,457	$—	$78	$59,535
Interest on securities	6,569	—	—	6,569
Other investments	774	370	(370)	774
Total Interest Income	66,800	370	(292)	66,878
INTEREST EXPENSE
Deposits	20,832	—	(370)	20,462
Other borrowings and subordinated debt and debentures	303	1,498	—	1,801
Total Interest Expense	21,135	1,498	(370)	22,263
Net Interest Income	45,665	(1,128)	78	44,615
Provision for credit losses	1,500	—	—	1,500
Net Interest Income After Provision for Credit Losses	44,165	(1,128)	78	43,115
NON-INTEREST INCOME
Interchange income	3,390	—	—	3,390
Service charges on deposit accounts	2,981	—	—	2,981
Net gains on mortgage loans	1,583	—	48	1,631
Mortgage loan servicing, net	490	—	—	490
Other	2,725	309	(201)	2,833
Total Non-interest Income	11,169	309	(153)	11,325
NON-INTEREST EXPENSE
Compensation and employee benefits	21,021	133	(31)	21,123
Data processing	3,828	19	—	3,847
Occupancy, net	2,040	6	—	2,046
Interchange expense	1,177	—	—	1,177
Furniture, fixtures and equipment	793	—	—	793
Advertising	831	2	—	833
FDIC deposit insurance	637	—	—	637
Legal and professional	423	77	—	500
Loan and collection	744	—	—	744
Communications	465	5	—	470
Other	1,393	199	—	1,592
Total Non-interest Expense	33,352	441	(31)	33,762
Income Before Income Tax	21,982	(1,260)	(44)	20,678
Income tax expense	4,156	(346)	(9)	3,801
Net Income	$17,826	$(914)	$(35)	$16,877

OTHER SEGMENT DISCLOSURES
Depreciation	1,356	—	—	1,356
Amortization	122	—	—	122
Total assets	5,411,119	562,462	(555,062)	5,418,519
(1)    Includes amounts relating to our parent company and certain insignificant operations.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended June 30, 2024
	Independent Bank	Other(1)	Eliminations	Total
	(In thousands)
INTEREST INCOME
Interest and fees on loans	$56,718	$—	$68	$56,786
Interest on securities	8,113	—	—	8,113
Other investments	1,439	435	(435)	1,439
Total Interest Income	66,270	435	(367)	66,338
INTEREST EXPENSE
Deposits	23,311	—	(435)	22,876
Other borrowings and subordinated debt and debentures	655	1,461	—	2,116
Total Interest Expense	23,966	1,461	(435)	24,992
Net Interest Income	42,304	(1,026)	68	41,346
Provision for credit losses	19	—	—	19
Net Interest Income After Provision for Credit Losses	42,285	(1,026)	68	41,327
NON-INTEREST INCOME
Interchange income	3,401	—	—	3,401
Service charges on deposit accounts	2,937	—	—	2,937
Net gains on mortgage loans	1,306	—	27	1,333
Mortgage loan servicing, net	2,091	—	—	2,091
Other	5,307	264	(161)	5,410
Total Non-interest Income	15,042	264	(134)	15,172
NON-INTEREST EXPENSE
Compensation and employee benefits	21,164	113	(26)	21,251
Data processing	3,240	17	—	3,257
Occupancy, net	1,880	6	—	1,886
Interchange expense	1,127	—	—	1,127
Furniture, fixtures and equipment	947	1	—	948
Advertising	785	3	—	788
FDIC deposit insurance	695	—	—	695
Legal and professional	472	72	—	544
Loan and collection	699	—	—	699
Communications	493	6	—	499
Other	1,449	190	—	1,639
Total Non-interest Expense	32,951	408	(26)	33,333
Income Before Income Tax	24,376	(1,170)	(40)	23,166
Income tax expense	4,913	(265)	(10)	4,638
Net Income	$19,463	$(905)	$(30)	$18,528

OTHER SEGMENT DISCLOSURES
Depreciation	1,305	1	—	1,306
Amortization	129	—	—	129
Total assets	5,273,093	518,845	(514,438)	5,277,500
(1)    Includes amounts relating to our parent company and certain insignificant operations.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Six Months Ended June 30, 2025
	Independent Bank	Other(1)	Eliminations	Total
	(In thousands)
INTEREST INCOME
Interest and fees on loans	$117,165	$—	$138	$117,303
Interest on securities	13,375	—	—	13,375
Other investments	2,344	739	(739)	2,344
Total Interest Income	132,884	739	(601)	133,022
INTEREST EXPENSE
Deposits	42,156	—	(739)	41,417
Other borrowings and subordinated debt and debentures	446	2,859	—	3,305
Total Interest Expense	42,602	2,859	(739)	44,722
Net Interest Income	90,282	(2,120)	138	88,300
Provision for credit losses	2,221	—	—	2,221
Net Interest Income After Provision for Credit Losses	88,061	(2,120)	138	86,079
NON-INTEREST INCOME
Interchange income	6,517	—	—	6,517
Service charges on deposit accounts	5,795	—	—	5,795
Net gains on mortgage loans	3,806	—	128	3,934
Mortgage loan servicing, net	(146)	—	—	(146)
Other	5,419	628	(398)	5,649
Total Non-interest Income	21,391	628	(270)	21,749
NON-INTEREST EXPENSE
Compensation and employee benefits	41,313	265	(72)	41,506
Data processing	7,538	38	—	7,576
Occupancy, net	4,257	12	—	4,269
Interchange expense	2,296	—	—	2,296
Furniture, fixtures and equipment	1,677	1	—	1,678
Advertising	1,690	4	—	1,694
FDIC deposit insurance	1,348	—	—	1,348
Legal and professional	779	200	—	979
Loan and collection	1,530	—	—	1,530
Communications	1,047	14	—	1,061
Other	3,694	393	—	4,087
Total Non-interest Expense	67,169	927	(72)	68,024
Income Before Income Tax	42,283	(2,419)	(60)	39,804
Income tax expense	8,110	(760)	(13)	7,337
Net Income	$34,173	$(1,659)	$(47)	$32,467

OTHER SEGMENT DISCLOSURES
Depreciation	2,596	1	—	2,597
Amortization	244	—	—	244
Total assets	5,411,119	562,462	(555,062)	5,418,519
(1)    Includes amounts relating to our parent company and certain insignificant operations.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Six Months Ended June 30, 2024
	Independent Bank		Other(1)	Eliminations	Total
	(In thousands)
INTEREST INCOME
Interest and fees on loans	$111,705		$—	$124	$111,829
Interest on securities	16,755		—	—	16,755
Other investments	2,880		833	(833)	2,880
Total Interest Income	131,340		833	(709)	131,464
INTEREST EXPENSE
Deposits	46,519		—	(833)	45,686
Other borrowings and subordinated debt and debentures	1,304		2,931	—	4,235
Total Interest Expense	47,823		2,931	(833)	49,921
Net Interest Income	83,517		(2,098)	124	81,543
Provision for credit losses	763		—	—	763
Net Interest Income After Provision for Credit Losses	82,754		(2,098)	124	80,780
NON-INTEREST INCOME
Interchange income	6,552		—	—	6,552
Service charges on deposit accounts	5,809		—	—	5,809
Net gains on mortgage loans	2,625		—	72	2,697
Mortgage loan servicing, net	4,816		—	—	4,816
Other	7,667		479	(287)	7,859
Total Non-interest Income	27,469		479	(215)	27,733
NON-INTEREST EXPENSE
Compensation and employee benefits	41,844		227	(50)	42,021
Data processing	6,476		36	—	6,512
Occupancy, net	3,948	0	12	—	3,960
Interchange expense	2,224		—	—	2,224
Furniture, fixtures and equipment	1,900		2	—	1,902
Advertising	1,274		5	—	1,279
FDIC deposit insurance	1,477		—	—	1,477
Legal and professional	810		220	—	1,030
Loan and collection	1,211		—	—	1,211
Communications	1,103		11	—	1,114
Other	2,418		378	—	2,796
Total Non-interest Expense	64,685		891	(50)	65,526
Income Before Income Tax	45,538		(2,510)	(41)	42,987
Income tax expense	9,040		(563)	(9)	8,468
Net Income	$36,498		$(1,947)	$(32)	$34,519

OTHER SEGMENT DISCLOSURES
Depreciation	2,596		2	—	2,598
Amortization	258		—	—	258
Total assets	5,273,093		518,845	(514,438)	5,277,500
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

It is against this backdrop that we discuss our results of operations and financial condition for the second quarter of 2025 as compared to earlier periods.
RESULTS OF OPERATIONS
Summary. We recorded net income of $16.9 million and $18.5 million during the three months ended June 30, 2025 and 2024, respectively. The decrease in 2025 second quarter results as compared to 2024 is due primarily to a prior year $2.7 million gain on Visa Inc. common stock, a $1.1 million unfavorable change in the fair value due to price of capitalized mortgage loan servicing rights and a $1.5 million increase in the provision for credit losses that were partially offset by a $3.3 million increase in net interest income.
We recorded net income of $32.5 million and $34.5 million during the six months ended June 30, 2025 and 2024, respectively. The decrease in 2025 year-to-date results as compared to 2024 is primarily due to a $3.9 million unfavorable change in the fair value due to price of capitalized mortgage loan servicing rights, the Visa Inc. common stock gain mentioned above, an increase in non-interest expense and an increase in the provision for credit losses that were partially offset by increases in net-interest income and gain on mortgage loans.

Index
Key performance ratios

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income (annualized) to
Average assets	1.27%	1.44%	1.22%	1.34%
Average shareholders’ equity	14.66%	17.98%	14.19%	16.98%

Net income per common share
Basic	$0.81	$0.89	$1.56	$1.65
Diluted	0.81	0.88	1.54	1.64

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
Our net interest income totaled $44.6 million during the second quarter of 2025, an increase of $3.3 million, or 7.9% from the year-ago period. This increase primarily reflects a $142.7 million increase in average interest-earning assets and an 18 basis point increase in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”).
For the first six months of 2025, net interest income totaled $88.3 million, an increase of $6.8 million, or 8.3% from 2024. This increase primarily reflects a $155.2 million increase in average interest-earning assets and a 19 basis point increase in our net interest margin.
The increase in average interest-earning assets in both the three and six month periods of 2025 as compared to the same periods in 2024 primarily reflects growth in commercial and mortgage loans funded from a decrease in securities available for sale and an increase in core deposits.
The increases in our net interest margin during the three and six month periods in 2025 is attributed to 28 basis point and 27 basis point decreases, respectfully in interest expense as a percent of average interest-earning assets ("Cost of Funds") that were only partially offset by 10 and eight basis point decreases, respectfully in interest income as a percent of average interest-earning assets ("Asset Yield") during those same periods. These decreases are primarily attributed to the decreases in the federal funds rate since September of 2024. Our Cost of Funds has been positively impacted by deposit pricing sensitivity to the decreases in interest rates discussed above as well as changes in funding mix (such as shifting from generally higher cost brokered deposits and other borrowings to relatively lower cost core deposits). Our Asset Yield has been negatively impacted by lower rates on variable rate loans as well as new loans being originated at lower rates than existing loans being paid off that has been partially offset by a shift in earning asset mix from generally lower rate investment securities to higher rate loans. See Asset/liability management.
Our net interest income is also impacted by our level of non-accrual loans. In the second quarter and first six months of 2025, non-accrual loans averaged $7.7 million and $7.2 million, respectively. In the second quarter and first six months of 2024, non-accrual loans averaged $4.0 million and $3.9 million, respectively. In addition, in the second quarter and first six months of 2025 we had net recoveries of $0.1 million and $0.2 million, respectively of unpaid interest on loans placed on or taken off non-accrual or on loans previously charged-off compared to net recoveries of $0.1 million and $0.4 million, respectively, during the same periods in 2024.

Index
Average Balances and Tax Equivalent Rates

	Three Months Ended June 30,
	2025			2024
	Average Balance	Interest	Rate (2)	Average Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$4,122,331	$59,472	5.78%	$3,840,343	$56,697	5.93%
Tax-exempt loans (1)	6,440	80	4.98	8,856	113	5.13
Taxable securities	591,720	3,796	2.57	633,400	4,713	2.98
Tax-exempt securities (1)	254,332	3,200	5.03	311,035	3,551	4.57
Interest bearing cash	45,468	505	4.45	83,293	1,134	5.48
Other investments	15,799	269	6.81	16,440	305	7.46
Interest Earning Assets	5,036,090	67,322	5.35	4,893,367	66,513	5.45
Cash and due from banks	52,648			50,652
Other assets, net	236,221			237,298
Total Assets	$5,324,959			$5,181,317

Liabilities
Savings and interest-bearing checking	$2,796,701	12,609	1.81	$2,674,731	14,190	2.13
Time deposits	859,773	7,853	3.66	807,033	8,686	4.33
Other borrowings	107,003	1,801	6.74	130,208	2,116	6.54
Interest Bearing Liabilities	3,763,477	22,263	2.37	3,611,972	24,992	2.78
Non-interest bearing deposits	990,165			1,050,153
Other liabilities	109,597			104,643
Shareholders’ equity	461,720			414,549

Total liabilities and shareholders’ equity	$5,324,959			$5,181,317

Net Interest Income		$45,059			$41,521

Net Interest Income as a Percent of Average Interest Earning Assets			3.58%			3.40%

_________________________________
(1)Interest on tax-exempt loans and securities available for sale is presented on a fully tax equivalent basis assuming a marginal tax rate of 21%.
(2)Annualized

Index
Average Balances and Tax Equivalent Rates

	Six Months Ended June 30,
	2025			2024
	Average Balance	Interest	Rate	Average Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$4,088,152	$117,157	5.76%	$3,821,164	$111,652	5.87%
Tax-exempt loans (1)	6,891	185	5.41	8,699	224	5.18
Taxable securities	605,664	7,832	2.59	656,766	9,964	3.03
Tax-exempt securities (1)	259,096	6,400	4.94	315,021	7,099	4.51
Interest bearing cash	81,388	1,796	4.45	83,738	2,277	5.47
Other investments	16,035	548	6.84	16,630	603	7.29
Interest Earning Assets	5,057,226	133,918	5.32	4,902,018	131,819	5.40
Cash and due from banks	55,043			53,101
Other assets, net	239,075			236,266
Total Assets	$5,351,344			$5,191,385

Liabilities
Savings and interest-bearing checking	$2,816,386	25,449	1.82	$2,654,125	27,557	2.09
Time deposits	865,543	15,968	3.72	835,852	18,129	4.36
Other borrowings	99,635	3,305	6.69	129,731	4,235	6.56
Interest Bearing Liabilities	3,781,564	44,722	2.38	3,619,708	49,921	2.77
Non-interest bearing deposits	998,866			1,056,803
Other liabilities	109,408			105,987
Shareholders’ equity	461,506			408,887

Total liabilities and shareholders’ equity	$5,351,344			$5,191,385

Net Interest Income		$89,196			$81,898

Net Interest Income as a Percent of Average Interest Earning Assets			3.54%			3.35%

_________________________________
(1)Interest on tax-exempt loans and securities available for sale is presented on a fully tax equivalent basis assuming a marginal tax rate of 21%.
(2)Annualized

Index
Reconciliation of Non-GAAP Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Net Interest Margin, Fully Taxable Equivalent ("FTE")

Net interest income	$44,615	$41,346	$88,300	$81,543
Add: taxable equivalent adjustment	444	175	896	355
Net interest income - taxable equivalent	$45,059	$41,521	$89,196	$81,898
Net interest margin (GAAP) (1)	3.55%	3.39%	3.50%	3.33%
Net interest margin (FTE) (1)	3.58%	3.40%	3.54%	3.35%
(1)Annualized.
Provision for credit losses. The provision for credit losses was an expense of $1.50 million and an expense of $0.02 million for the three months ended June 30, 2025 and 2024, respectively. During the six month periods ended June 30, 2025 and 2024, the provision for credit losses was an expense of $2.22 million and an expense of $0.76 million, respectively.
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
The $1.48 million increase in the provision for credit losses expense on loans from the prior year quarter to date period is primarily due to an increase in specific reserves on a $15.4 million commercial real estate loan that was downgraded during the quarter and an increase in pooled reserves on both commercial and retail loans that were partially offset by a four basis point decrease in allocations based on subjective factors and a reduction in specific reserves on two commercial and industrial loans due primarily to pay downs on those credits.
The $0.33 million increase in the provision for credit losses expense on loans from the prior year to date period is primarily due to a net increase in specific reserve allocations on both the commercial and retail loans (see above discussion on commercial specific loans) as well as a decrease in gross recoveries of previously charged-off commercial and retail loans, that were partially offset by a decrease in pooled allocations in the retail loan portfolio.
The year to date provision for credit losses on securities HTM in 2025 and 2024 was an expense (credit) of $0.001 million and $(1.127) million, respectively. The change in provision for credit losses on securities HTM reflects a partial recovery during the first quarter of 2024 of one corporate security (Signature Bank) totaling $1.125 million. See “Securities” below and note #3 to the interim Condensed Consolidated Financial Statements.
Non-interest income. Non-interest income is a significant element in assessing our results of operations. Non-interest income totaled $11.3 million during the second quarter of 2025 compared to $15.2 million in the second quarter of 2024. For the first six months of 2025, non-interest income totaled $21.7 million compared to $27.7 million for the first six months of 2024.

Index
The components of non-interest income are as follows:
Non-Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Interchange income	$3,390	$3,401	$6,517	$6,552
Service charges on deposit accounts	2,981	2,937	5,795	5,809
Net gains (losses) on assets
Mortgage loans	1,631	1,333	3,934	2,697
Equity securities at fair value	—	2,693	—	2,693
Securities available for sale	11	—	(319)	(269)
Mortgage loan servicing, net	490	2,091	(146)	4,816
Investment and insurance commissions	810	838	1,564	1,642
Bank owned life insurance	296	188	593	369
Other	1,716	1,691	3,811	3,424
Total non-interest income	$11,325	$15,172	$21,749	$27,733

Mortgage loan activity is summarized as follows:
Mortgage Loan Activity

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Mortgage loans originated	$147,844	$142,602	$255,623	$236,596
Mortgage loans sold (1)	95,360	91,540	177,978	172,358
Net gains on mortgage loans (2)	1,631	1,333	3,934	2,697
Net gains as a percent of mortgage loans sold ("Loan Sales Margin")	1.71%	1.46%	2.21%	1.56%
Fair value adjustments included in the Loan Sales Margin	0.12	0.14	0.48	0.28
(1) Mortgage loan sales in the second quarters of 2025 and 2024 include $6.7 million and $1.4 million, respectively, of portfolio loan transactions. Mortgage loan sales during the first six months of 2025 and 2024 include $15.4 million and $8.1 million, respectively, of portfolio loan transactions. These transactions were performed for interest rate risk purposes.
(2)    Net gains on mortgage loans in the second quarters of 2025 and 2024 include net gains of $0.08 million and $0.02 million, respectively, from portfolio loan transactions. Net gains during the first six months of 2025 and 2024 were $0.3 million and $0.1 million, respectively.
Mortgage loans originated and sold in both the quarter and year to date periods ending June 30 modestly increased in 2025 as compared to 2024. These increases reflect ongoing sales efforts by our mortgage lending team.
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

Index
Net gains on mortgage loans totaled $1.6 million and $1.3 million during the second quarters of 2025 and 2024, respectively and $3.9 million and $2.7 million during the first six months of 2025 and 2024, respectively. The increases from the prior year periods were primarily due to an increase in the Loan Sales Margin.
Our Loan Sales Margin is impacted by several factors including competition and the manner in which the loan is sold. Net gains on mortgage loans are also impacted by recording fair value accounting adjustments. Excluding these fair value accounting adjustments, the Loan Sales Margin would have been 1.59% and 1.32% in the second quarters of 2025 and 2024, respectively, and would have been 1.73% and 1.28% in the first six months of 2025 and 2024, respectively. These increases in the Loan Sales Margin (excluding fair value adjustments) were generally due in part to higher primary-to-secondary market pricing spreads relative to the same period last year.

Gain on equity securities at fair value totaled zero and $2.7 million during the second quarters of 2025 and 2024, respectively. The gain in 2024 was the consequence of the exchange of our shares of Visa Class B-1 common stock on May 6, 2024 into a combination of Visa Class C common stock and Visa Class B-2 common stock. With the completion of this exchange, we were able to record the fair value of the Visa Class C common stock through income (as it was convertible into publicly traded Visa Class A common stock) while the Visa Class B-2 common stock continues to be carried at zero. See note #13 to the interim Condensed Consolidated Financial Statements.
We recorded a net loss of $0.32 million and $0.27 million on the sale of securities AFS for the first six months of 2025 and 2024, respectively. We recorded no credit related charges in either 2025 or 2024 on securities AFS. See “Securities” below and note #3 to the interim Condensed Consolidated Financial Statements.
Mortgage loan servicing, net, generated income of $0.5 million and $2.1 million in the second quarters of 2025 and 2024, respectively. For the first six months of 2025 and 2024, mortgage loan servicing, net, generated income (expense) of $(0.1) million and $4.8 million, respectively. The significant variances in mortgage loan servicing, net are primarily due to changes in the fair value of capitalized mortgage loan servicing rights associated with changes in interest rates and the associated expected future prepayment levels and expected float rates as well as a decline in servicing revenue. The decline in revenue, net in the table below is attributed to the sale of approximately $931 million of mortgage servicing rights on January 31, 2025.
Mortgage loan servicing, net activity is summarized in the following table:
Mortgage Servicing Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Mortgage loan servicing, net:	(In thousands)
Revenue, net	$1,649	$2,214	$3,531	$4,433
Fair value change due to price	(219)	911	(1,752)	2,176
Fair value change due to pay-downs	(862)	(1,034)	(1,753)	(1,793)
Loss on sale of originated servicing rights	(78)	—	(172)	—
Total	$490	$2,091	$(146)	$4,816

Index
Activity related to capitalized mortgage loan servicing rights is as follows:
Capitalized Mortgage Loan Servicing Rights

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(In thousands)
Balance at beginning of period	$32,171	$43,577	$46,796	$42,243
Originated servicing rights capitalized	963	952	1,818	1,780
Change in fair value	(1,081)	(123)	(3,505)	383
Sale of originated servicing rights (1)	78	—	(12,884)	—
Loss on sale of originated servicing rights (1)	(78)	—	(172)	—
Balance at end of period	$32,053	$44,406	$32,053	$44,406
(1)     On January 31, 2025 we sold $931.6 million of mortgage loan servicing rights (26.3% of total servicing portfolio) and transferred the servicing on March 3, 2025. This sale represented approximately $13.1 million (27.9%) of the total capitalized mortgage loan servicing right asset. While there remains a customary hold back of final settlement funds of approximately $0.7 million relating to this transaction, we are not aware of any issues that will have a material impact on this final payment. While we have a target date of the fourth quarter, 2025, we have until the first quarter, 2026 to receive this final payment. Transaction expenses relating to this sale were approximately $0.2 million and was expensed during the first quarter of 2025.
At June 30, 2025 we were servicing approximately $2.61 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 4.42% and a weighted average service fee of approximately 25.7 basis points. Capitalized mortgage loan servicing rights at June 30, 2025 totaled $32.1 million, representing approximately 122.6 basis points on the related amount of mortgage loans serviced for others.
As summarized in the table above, the decrease in capitalized mortgage loan servicing rights during the first six months of 2025 is primarily attributed to the originated mortgage loan servicing rights sale. This transaction was executed in part to reduce the amount of exposure the bank had to rate variances that may impact the mortgage servicing right asset valuation in future periods. With this sale, it is expected mortgage loan servicing, net will decrease commensurate with the amount of servicing sold relative to the same periods in 2024. While the magnitude of fair value adjustments would also be expected to decrease, those adjustments are dependent upon factors that are harder to predict.
Bank owned life insurance increased by $0.1 million and $0.2 million in the second quarter and first six months of 2025, respectively compared to the same prior year periods due to an increase in crediting rate.
Other income in the table above increased by $0.4 million in the first six months of 2025, as compared to the same prior year period due to higher commercial loan swap fees.
Non-interest expense. Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure.
Non-interest expense increased by $0.4 million to $33.8 million and increased by $2.5 million to $68.0 million during the three- and six-month periods ended June 30, 2025, respectively, compared to the same periods in 2024.

Index
The components of non-interest expense are as follows:
Non-Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Compensation	$13,610	$13,390	$26,807	$26,667
Performance-based compensation	3,638	3,885	7,079	7,361
Payroll taxes and employee benefits	3,875	3,976	7,620	7,993
Compensation and employee benefits	21,123	21,251	41,506	42,021
Data processing	3,847	3,257	7,576	6,512
Occupancy, net	2,046	1,886	4,269	3,960
Interchange expense	1,177	1,127	2,296	2,224
Advertising	833	788	1,694	1,279
Furniture, fixtures and equipment	793	948	1,678	1,902
Loan and collection	744	699	1,530	1,211
FDIC deposit insurance	637	695	1,348	1,477
Communications	470	499	1,061	1,114
Legal and professional	500	544	979	1,030
Taxes, licenses and fees	290	283	616	544
Director fees	276	237	508	474
Amortization of intangible assets	122	129	244	258
Provision (recovery) for loss reimbursement on sold loans	(6)	(1)	(17)	2
Net gains on other real estate and repossessed assets	(50)	(108)	(116)	(184)
Recoveries related to unfunded lending commitments	(389)	(137)	(193)	(789)
Other	1,349	1,236	3,045	2,491
Total non-interest expense	$33,762	$33,333	$68,024	$65,526
Compensation and employee benefits expenses, in total, decreased $0.1 million on a quarterly comparative basis and decreased $0.5 million for the first six months of 2025 compared to the same periods in 2024.
Compensation expense increased by $0.2 million and $0.1 million in the second quarter and first six months of 2025, respectively, compared to the same periods in 2024. These comparative increases in 2025 were primarily due to salary increases that were predominantly effective on January 1, 2025, that were partially offset by deferred loan origination costs due in part to higher commercial and mortgage loan volume.and a decrease in mortgage lending and other retail personnel.
Performance-based compensation decreased by $0.2 million and $0.3 million in the second quarter and first six months of 2025, respectively, compared to the same periods in 2024. The decrease is due in part to lower expected incentive compensation payout for salaried and hourly employees
Payroll taxes and employee benefits decreased by $0.1 million and $0.4 million in the second quarter and first six months of 2025, respectively, compared to the same periods in 2024, due primarily to a decrease in employee medical insurance costs.
Data processing expense increased by $0.6 million and $1.1 million in the second quarter and first six months of 2025, respectively, compared to the same prior year periods due in part to core data processor annual asset growth and CPI related cost increases as well as new solutions implemented during this time frame.
Advertising increased by $0.4 million in the first six months of 2025, compared to the same prior year period due primarily to the timing of strategic marketing spend relative to the prior year.

Index
Loan and collection expense increased by $0.3 million in the first six months of 2025, compared to the same prior year period due primarily to higher attorney and other general collection related expenses.
Recoveries related to unfunded lending commitments decreased by $0.3 million in the second quarter of 2025 and increased $0.6 million during the first six months of 2025, compared to the same prior year periods. These changes are impacted by changes to the balance of lending commitments and the loss rates applied to those lending commitments during the respective time periods.
Other expense increased by $0.1 million and $0.6 million in the second quarter and first six months of 2025, respectively, due primarily to costs related to the capitalized mortgage loan servicing right sale (six month period), higher fraud related losses, real estate property write down and higher Michigan Corporate Income Tax (due to an increase in taxable base). See “Non-interest income” above.
Income tax expense. We recorded an income tax expense of $3.8 million and $7.3 million in the second quarter and the first six months of 2025, respectively. This compares to an income tax expense of $4.6 million and $8.5 million in the second quarter and the first six months of 2024, respectively. The changes in expense for the first six months of 2025 compared to the same period in 2024 is primarily due to changes in pretax income.
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
We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. The ultimate realization of this asset is primarily based on generating future income. We concluded at June 30, 2025 and 2024 and at December 31, 2024, that the realization of substantially all of our deferred tax assets continues to be more likely than not.
FINANCIAL CONDITION
Summary. Our total assets increased by $80.4 million during the first six months of 2025. Loans, excluding loans held for sale, were $4.16 billion at June 30, 2025, compared to $4.04 billion at December 31, 2024. Commercial loans and mortgage loans increased while installment loans decreased during the first six months of 2025. (See “Portfolio Loans and asset quality.”) Securities available for sale and securities held to maturity together totaled $838.8 million at June 30, 2025, a decline of $59.8 million since December 31, 2024.
Deposits totaled $4.66 billion at June 30, 2025, an increase of $5.3 million from December 31, 2024. The increase in deposits from December 31, 2024, is due to increases in reciprocal and brokered time deposits that were partially offset by decreases in non-interest bearing, savings and interest-bearing checking and time deposits.
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

Index
Securities Available for Sale

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Securities available for sale	(In thousands)
June 30, 2025	$575,101	$350	$65,940	$509,511
December 31, 2024	621,588	343	62,749	559,182
Securities Held to Maturity

	Carrying Value	Transferred Unrealized Loss (1)	ACL	Amortized Cost	Unrealized		Fair Value
					Gains	Losses
	(In thousands)
Securities held to maturity
June 30, 2025	$329,302	$14,543	$133	$343,978	$11	$50,331	$293,658
December 31, 2024	339,436	16,171	132	355,739	28	53,907	301,860
(1)Represents the remaining unrealized loss to be accreted on securities that were transferred from AFS to HTM on April 1, 2022.
Securities AFS in unrealized loss positions are evaluated quarterly for impairment related to credit losses. For securities AFS in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities AFS that do not meet this criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, adverse conditions specifically related to the security and the issuer and the impact of changes in market interest rates on the market value of the security, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss), net of applicable taxes. No ACL for securities AFS was needed at June 30, 2025. The increase in unrealized losses during the second quarter and first six months of 2025 is primarily attributed to an increase in interest rates since December 31, 2024. See note #3 to the interim Condensed Consolidated Financial Statements included within this report for further discussion.
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

Index
Sales of securities available for sale were as follows (See “Non-interest income.”):
Sales of Securities Available for Sale

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(In thousands)
Proceeds	$3,853	$—	$26,356	$37,273
Gross gains	36	—	37	14
Gross losses	25	—	356	283
Net losses	$11	$—	$(319)	$(269)
Equity Securities at Fair Value
On May 6, 2024, we exchanged 12,566 shares of Visa Inc. Class B-1 common stock (all of the Class B-1 shares we owned) for 2,493 shares of Visa Inc. Class C common stock and 6,283 shares of Visa Inc. Class B-2 common stock pursuant to an exchange offer conducted by Visa. With the completion of the exchange, we recorded a gain related to the Class C shares of $2.677 million based on the conversion privilege of those shares and the closing price of the Class A shares on May 3, 2024 (the exchange expiration date) of $268.49 per share. Subsequent to the exchange, we sold all of our Class C shares. See note #13 to the interim Condensed Consolidated Financial Statements included within this report for further discussion.
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
A summary of our Portfolio Loans follows:

	June 30, 2025	December 31, 2024
	(In thousands)
Real estate(1)
Residential first mortgages	$1,302,243	$1,284,322
Residential home equity and other junior mortgages	201,907	179,857
Construction and land development	262,593	322,092
Other(2)	1,254,149	1,126,720
Consumer	564,281	579,345
Commercial	575,825	542,742
Agricultural	3,369	3,747
Total loans	$4,164,367	$4,038,825
_________________________________
(1)Includes both residential and non-residential commercial loans secured by real estate.
(2)Includes loans secured by multi-family residential and non-farm, non-residential property.

Index
Non-performing assets

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Non-accrual loans	$10,453	$7,792
Loans 90 days or more past due and still accruing interest	—	—
Subtotal	10,453	7,792
Less: Government guaranteed loans	2,249	1,790
Total non-performing loans	8,204	6,002
Other real estate and repossessed assets	426	938
Total non-performing assets	$8,630	$6,940

As a percent of Portfolio Loans
Non-performing loans	0.20%	0.15%
Allowance for credit losses	1.47	1.47
Non-performing assets to total assets	0.16	0.13
Allowance for credit losses as a percent of non-performing loans	745.45%	989.32%
Non-performing loans have increased modestly as a percent of Portfolio Loans since year-end 2024, primarily due to an increase in non-performing mortgage loans.
Other real estate and repossessed assets totaled $0.43 million and $0.94 million at June 30, 2025, and December 31, 2024, respectively.
We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.
The following tables reflect activity in our ACL on loans, securities and unfunded lending commitments as well as the allocation of our ACL on loans.
Allowance for credit losses on loans and unfunded lending commitments

	Six months ended June 30,
	2025			2024
	Loans	Securities	Unfunded Commitments	Loans	Securities	Unfunded Commitments
	(Dollars in thousands)
Balance at beginning of period	$59,379	$132	$5,131	$54,658	$157	$5,504
Additions (deductions)
Provision for credit losses	2,220	1	—	1,890	(1,127)	—
Recoveries credited to allowance	1,131	—	—	1,395	1,125	—
Assets charged against the allowance	(1,573)	—	—	(1,702)	—	—
Additions included in non-interest expense	—	—	(193)	—	—	(789)
Balance at end of period	$61,157	$133	$4,938	$56,241	$155	$4,715

Net loans charged against the allowance to average Portfolio Loans	0.02%			0.02%

Index
Allocation of the Allowance for Credit Losses on Loans

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Specific allocations	$4,606	$2,300
Pooled analysis allocations	45,051	45,929
Additional allocations based on subjective factors	11,500	11,150
Total	$61,157	$59,379
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
The ACL increased $1.8 million to $61.2 million at June 30, 2025 from $59.4 million at December 31, 2024, and was equal to 1.47% of total Portfolio Loans at both June 30, 2025, and December 31, 2024, respectively.
Since December 31, 2024, the ACL related to specific loans increased $2.3 million due primarily to one commercial loan addition. The ACL related to pooled analysis of loans decreased $0.9 million due primarily to a refinement in prepayment assumptions on mortgage loans that included a breakdown between fixed and variable rate loans. The ACL related to subjective factors increased $0.4 million due primarily to loan growth during the first half of 2025.
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
Deposits totaled $4.66 billion and $4.65 billion at June 30, 2025, and December 31, 2024, respectively. Balances were relatively unchanged during the first half of 2025 as increases in brokered time and reciprocal deposits were offset by decreases in non-interest bearing, savings and interest-bearing checking and time deposits. Reciprocal deposits totaled $911.8 million and $907.0 million at June 30, 2025 and December 31, 2024, respectively. These deposits represent demand, money market and time deposits from our customers that have been placed through IntraFi Network. This service allows our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.
We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be susceptible to outflow. Data relating to our deposit portfolios (excluding brokered time) follows:

Index

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Uninsured deposits (1)	$1,021,672	$1,059,909
Uninsured deposits as a percentage of deposits	22.5%	23.3%
Average deposit account size	$21.04	$21.14
Balance of top 100 largest depositors	$1,034,974	$1,062,255
Balance of top 100 depositors as a percentage of deposits, excluding brokered time deposits	22.8%	23.4%
(1) These amounts exclude intercompany related deposits of $54.2 million and $54.8 million at June 30, 2025 and December 31, 2024, respectively. Uninsured deposits reported in our Call Report at June 30, 2025 and December 31, 2024 totaled $1,075.8 million and $1,114.7 million, respectively.
We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.
Other borrowings, comprised primarily of FRB and FHLB borrowings, totaled $102.0 million and $45.0 million at June 30, 2025, and December 31, 2024, respectively.
As described above, we have utilized wholesale funding, including federal funds purchased, FHLB and FRB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At June 30, 2025, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $1.14 billion, or 23.8% of total funding (deposits and all borrowings, excluding subordinated debt and debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all. Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.
We historically employed derivative financial instruments to manage our exposure to changes in interest rates. During the first six months of 2025 and 2024, we entered into $86.0 million and $54.5 million (aggregate notional amounts), respectively, of interest rate swaps with commercial loan customers, which were offset with interest rate swaps that the Bank entered into with a broker-dealer. We recorded $0.96 million and $0.64 million of fee income related to these transactions during the first six months of 2025 and 2024, respectively. See note #6 to the interim Condensed Consolidated Financial Statements included within this report for more information on our derivative financial instruments.
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
Our primary sources of funds include our deposit base, secured advances from the FHLB and FRB, federal funds purchased, borrowing facilities with other banks, and access to the capital markets (for Brokered CDs). At June 30, 2025, in addition to liquidity available from our normal operating, funding and investing activities we had unused credit lines with the FHLB and FRB of approximately $1.019 billion and $484.6 million, respectively. We also had approximately $486.0 million in fair value of unpledged securities AFS and HTM at June 30, 2025, which could be pledged for an estimated additional borrowing capacity at the FHLB and FRB of approximately $455.9 million.
At June 30, 2025, we had $0.8 million of time deposits that mature in the next 12 months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $3.81 billion of our deposits at June 30, 2025, were in

Index
account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.
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
We also believe that the available cash on hand at the parent company (including time deposits) of approximately $49.1 million as of June 30, 2025, provides sufficient liquidity resources at the parent company to meet operating expenses, to make interest payments on the subordinated debt and debentures, and, along with dividends from the Bank, to pay projected cash dividends on our common stock.
Effective management of capital resources is critical to our mission to create value for our shareholders. In addition to common stock, our capital structure also currently includes subordinated debt and cumulative trust preferred securities.
Capitalization

	June 30, 2025	December 31, 2024
	(In thousands)
Subordinated debt	$39,624	$39,586
Subordinated debentures	39,830	39,796
Amount not qualifying as regulatory capital	(8,848)	(810)
Amount qualifying as regulatory capital	70,606	78,572
Shareholders’ equity
Common stock	311,653	318,777
Retained earnings	227,484	205,853
Accumulated other comprehensive loss	(69,887)	(69,944)
Total shareholders’ equity	469,250	454,686
Total capitalization	$539,856	$533,258
In May 2020, we issued $40.0 million of fixed to floating subordinated notes with a ten year maturity and a five year call option. The initial coupon rate is 5.95% fixed for five years and then floats at the Secured Overnight Financing Rate (“SOFR”) plus 5.825%. These notes are presented in the interim Condensed Consolidated Statement of Financial Condition under the caption “Subordinated debt” and the June 30, 2025, balance of $39.6 million is net of remaining unamortized deferred issuance costs of approximately $0.4 million that are being amortized through the maturity date into interest expense on other borrowings and subordinated debt and debentures in our interim Condensed Consolidated Statements of Operations. Beginning May 31, 2025, the coupon rate on the subordinated debt floats at the SOFR plus 5.825% and the balance included in Tier 2 capital will decline by 20% and continue to decline by an additional 20% each year until maturity. On July 15, 2025 we gave formal notice of our intention to redeem our $40 million floating subordinated notes on August 31, 2025. This redemption is not expected to affect our status as well-capitalized for regulatory purposes or have a material impact on our liquidity resources.
We currently have four special purpose entities with $39.8 million of outstanding cumulative trust preferred securities as of June 30, 2025. These special purpose entities issued common securities and provided cash to our parent company that in turn issued subordinated debentures to these special purpose entities equal to the trust preferred securities and common securities. The subordinated debentures represent the sole asset of the special purpose entities. The common securities and subordinated debentures are included in our interim Condensed Consolidated Statements of Financial Condition.

Index
The FRB has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at June 30, 2025, and December 31, 2024.
Common shareholders’ equity increased to $469.3 million at June 30, 2025, from $454.7 million at December 31, 2024. The increase is primarily due to earnings retention. Our tangible common equity (“TCE”) totaled $439.7 million and $424.9 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 8.16% and 8.00% at June 30, 2025, and December 31, 2024, respectively. TCE and the ratio of TCE to tangible assets are non-GAAP measures. TCE represents total common equity less goodwill and other intangible assets.
In December 2024, our Board of Directors authorized a 2025 share repurchase plan. Under the terms of the 2025 share repurchase plan, we are authorized to buy back up to 1,100,000, or approximately 5% of our outstanding common stock. During the first six months of 2025, we repurchased 252,276 shares of common stock, for an aggregate purchase price of $7.4 million. There were no shares repurchased during the first six months of 2024.
We currently pay a quarterly cash dividend on our common stock. These dividends totaled $0.52 per share and $0.48 per share in the first six months of 2025 and 2024, respectively. We generally favor a dividend payout ratio between 30% and 50% of net income.
As of June 30, 2025 and December 31, 2024, our Bank (and holding company) continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards (also see note #10 to the interim Condensed Consolidated Financial Statements included within this report).
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
We employ simulation analyses to monitor our interest-rate risk profile and evaluate potential changes in our net interest income and market value of portfolio equity that result from changes in interest rates. The purpose of these simulations is to identify sources of interest-rate risk. The simulations do not anticipate any actions that we might initiate in response to changes in interest rates and, accordingly, the simulations do not provide a reliable forecast of anticipated results. The simulations are predicated on immediate, permanent and parallel shifts in interest rates and generally assume that current loan and deposit pricing relationships remain constant. The simulations further incorporate assumptions relating to changes in customer behavior, including changes in prepayment rates on certain assets and liabilities. At June 30, 2025, our interest rate risk profile as measured by our longer term interest rate risk measure based on changes in economic value indicates exposure to rising rates. This measure has decreased from December 31, 2024 due to a decline in asset duration and a higher base value. Asset duration declined due to a shift in the asset mix to shorter duration loans (primarily variable rate commercial loans). In addition, at June 30, 2025 our simulation base-rate scenario for market value of portfolio equity increased from December 31, 2024. The increase was due primarily to an increase in the Bank’s tangible equity and an improvement in medium to long duration asset values given a decline in interest rates. The increase in asset values outpaced the increase in market value for longer duration deposits. We are carefully monitoring the change in our funding mix as well as the composition of our earning assets and the impact of potential future changes in interest rates on our changes in market value of portfolio equity and changes in net interest income. As a result, we may add some longer-term borrowings, may utilize derivatives (interest rate swaps, interest rate caps and interest rate floors) and may continue to sell some fixed rate jumbo and other portfolio mortgage loans in the future.

Index
CHANGES IN MARKET VALUE OF PORTFOLIO EQUITY, NET INTEREST INCOME AND NET INTEREST MARGIN

Change in Interest Rates	Market Value of Portfolio Equity(1)	Percent Change	Net Interest Income(2)	Percent Change	Net Interest Margin(3)	Percent Change
	(Dollars in thousands)
June 30, 2025
200 basis point rise	$631,500	(8.11)%	$192,400	2.61%	3.73%	2.47%
100 basis point rise	659,900	(3.97)	190,400	1.55	3.69	1.37
Base-rate scenario	687,200	—	187,500	—	3.64	—
100 basis point decline	708,100	3.04	185,700	(0.96)	3.60	(1.10)
200 basis point decline	711,700	3.57	184,600	(1.55)	3.58	(1.65)

December 31, 2024
200 basis point rise	$566,000	(9.76)%	$185,500	1.64%	3.65%	1.67%
100 basis point rise	598,600	(4.56)	184,400	1.04	3.63	1.11
Base-rate scenario	627,200	—	182,500	—	3.59	—
100 basis point decline	650,000	3.64	181,800	(0.38)	3.58	(0.28)
200 basis point decline	661,300	5.44	181,600	(0.49)	3.58	(0.28)
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
(2)Simulation analyses calculate the change in net interest income under immediate parallel shifts in interest rates over the next twelve months, based upon a static Condensed Consolidated Statement of Financial Condition, which includes debt and related financial derivative instruments, and do not consider loan fees or loan origination costs.
(3)Simulation analyses calculate the change in tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”) under immediate parallel shifts in interest rates over the next twelve months, based upon a static Condensed Consolidated Statement of Financial Condition, which includes debt and related financial derivative instruments, and do not consider loan fees or loan origination costs.
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
Item 4.
CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures.
With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended June 30, 2025, have concluded that, as of such date, our disclosure controls and procedures were effective.
(b)Changes in Internal Controls.
During the quarter ended June 30, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of the Company's common stock in lieu of fees otherwise payable to the director for his or her service as a director. A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board. Pursuant to this Plan, during the second quarter of 2025, the Company issued 350 shares of common stock to non-employee directors on a current basis and 1,858 shares of common stock to the trust for distribution to directors on a deferred basis. These shares were issued on April 1, 2025 representing aggregate fees of $0.06 million. The shares on a current basis were issued at a price of $30.79 per share and the shares on a deferred basis were issued at a price of $27.71 per share, representing 90% of the fair value of the shares on the credit date. The price per share was the consolidated closing bid price per share of the Company's common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules. The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.
The following table shows certain information relating to repurchases of common stock for the three-months ended June 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
April 2025	249,668	$29.15	249,583	849,324
May 2025	—	—	—	849,324
June 2025	2,375	30.23	1,600	847,724
Total	252,043	$29.16	251,183	847,724
(1) April and June include 85 shares and 775 shares, respectively, withheld from the shares that would otherwise have been issued to certain officers in order to satisfy the tax withholding obligations resulting from the vesting of restricted stock.

As announced on December 17, 2024, the Board of Directors of the Company authorized the 2025 share repurchase plan on December 17, 2024. This plan authorizes the Company to purchase up to 1,100,000 shares through December 31, 2025.
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

Date	August 6, 2025	By	/s/ Gavin A. Mohr
Gavin A. Mohr, Principal Financial Officer

Date	August 6, 2025	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer