Form 10-Q
period 2025-09-30
INDEPENDENT BANK CORP /MI/
filed 2025-11-05
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2025
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
YES ☐ NO ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, no par value, 20,691,952 as of November 4, 2025.

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

Index

Part I - Item 1.	INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	September 30, 2025	December 31, 2024
	(Unaudited)
	(In thousands, except share amounts)
Assets
Cash and due from banks	$56,378	$56,984
Interest bearing deposits	152,308	62,898
Cash and Cash Equivalents	208,686	119,882
Securities available for sale	502,583	559,182
Securities held to maturity (fair value of $293,242 at September 30, 2025 and $301,860 at December 31, 2024 )	321,450	339,436
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	18,102	16,099
Loans held for sale, carried at fair value	11,654	7,643
Loans
Commercial	2,125,053	1,937,364
Mortgage	1,517,656	1,516,726
Installment	555,574	584,735
Total Loans	4,198,283	4,038,825
Allowance for credit losses	(62,459)	(59,379)
Net Loans	4,135,824	3,979,446
Other real estate and repossessed assets, net	589	938
Property and equipment, net	38,805	37,492
Bank-owned life insurance	53,875	53,855
Capitalized mortgage loan servicing rights, carried at fair value	31,522	46,796
Other intangibles, net	1,123	1,488
Goodwill	28,300	28,300
Accrued income and other assets	140,600	147,547
Total Assets	$5,493,113	$5,338,104

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$1,003,521	$1,013,647
Savings and interest-bearing checking	2,040,462	1,995,314
Reciprocal	981,115	907,031
Time	660,815	628,285
Brokered time	173,242	109,811
Total Deposits	4,859,155	4,654,088
Other borrowings	2,006	45,009
Subordinated debt	—	39,586
Subordinated debentures	39,847	39,796
Accrued expenses and other liabilities	101,363	104,939
Total Liabilities	5,002,371	4,883,418
Commitments and contingent liabilities
Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 20,691,604 shares at September 30, 2025 and 20,895,714 shares at December 31, 2024	311,770	318,777
Retained earnings	239,602	205,853
Accumulated other comprehensive loss	(60,630)	(69,944)
Total Shareholders’ Equity	490,742	454,686
Total Liabilities and Shareholders’ Equity	$5,493,113	$5,338,104
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(Unaudited)		(Unaudited)
	(In thousands, except per share amounts)
Interest Income
Interest and fees on loans	$61,325	$58,410	$178,628	$170,239
Interest on securities
Taxable	3,660	4,502	11,492	14,466
Tax-exempt	2,767	3,404	8,310	10,195
Other investments	1,538	2,018	3,882	4,898
Total Interest Income	69,290	68,334	202,312	199,798
Interest Expense
Deposits	21,972	24,462	63,389	70,148
Other borrowings and subordinated debt and debentures	1,957	2,018	5,262	6,253
Total Interest Expense	23,929	26,480	68,651	76,401
Net Interest Income	45,361	41,854	133,661	123,397
Provision for credit losses	1,991	1,488	4,212	2,251
Net Interest Income After Provision for Credit Losses	43,370	40,366	129,449	121,146
Non-interest Income
Interchange income	4,157	4,146	10,674	10,698
Service charges on deposit accounts	3,131	3,085	8,926	8,894
Net gains (losses) on assets
Mortgage loans	1,474	2,177	5,408	4,874
Equity securities at fair value	—	(8)	—	2,685
Securities available for sale	(36)	(145)	(355)	(414)
Mortgage loan servicing, net	74	(3,130)	(72)	1,686
Other	3,137	3,383	9,105	8,818
Total Non-interest Income	11,937	9,508	33,686	37,241
Non-interest Expense
Compensation and employee benefits	21,125	20,048	62,631	62,069
Data processing	3,784	3,379	11,360	9,891
Occupancy, net	2,127	1,893	6,396	5,853
Interchange expense	1,180	1,149	3,476	3,373
Advertising	526	581	2,220	1,860
Furniture, fixtures and equipment	892	932	2,570	2,834
Loan and collection	618	657	2,148	1,868
FDIC deposit insurance	615	664	1,963	2,141
Communications	465	519	1,526	1,633
Legal and professional	682	687	1,661	1,717
Other	2,117	2,074	6,204	4,870
Total Non-interest Expense	34,131	32,583	102,155	98,109
Income Before Income Tax	21,176	17,291	60,980	60,278
Income tax expense	3,674	3,481	11,011	11,949
Net Income	$17,502	$13,810	$49,969	$48,329
Net Income Per Common Share
Basic	$0.85	$0.66	$2.40	$2.31
Diluted	$0.84	$0.65	$2.38	$2.29
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(Unaudited - In thousands)

Net income	$17,502	$13,810	$49,969	$48,329
Other comprehensive income
Securities available for sale
Unrealized gains arising during period	11,475	11,822	7,972	13,618
Accretion of net unrealized losses on securities transferred to held to maturity	777	818	2,405	2,493
Reclassification adjustments for losses included in earnings	36	145	355	414
Unrealized gains recognized in other comprehensive income on securities available for sale	12,288	12,785	10,732	16,525
Income tax expense	2,581	2,685	2,254	3,470
Unrealized gains recognized in other comprehensive income on securities available for sale, net of tax	9,707	10,100	8,478	13,055
Derivative instruments
Unrealized gains (losses) arising during period	(1,182)	2,744	(485)	52
Reclassification adjustment for expense recognized in earnings	610	390	1,543	1,005
Unrealized gains (losses) recognized in other comprehensive income on derivative instruments	(572)	3,134	1,058	1,057
Income tax expense (benefit)	(122)	658	222	222
Unrealized gains (losses) recognized in other comprehensive income on derivative instruments, net of tax	(450)	2,476	836	835
Other comprehensive income	9,257	12,576	9,314	13,890
Comprehensive income	$26,759	$26,386	$59,283	$62,219
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2025	2024
	(Unaudited - In thousands)
Net Income	$49,969	$48,329
Adjustments to Reconcile Net Income to Net Cash From Operating Activities
Proceeds from sales of equity securities at fair value	—	2,685
Proceeds from sales of loans held for sale	265,152	279,046
Disbursements for loans held for sale	(263,956)	(276,535)
Provision for credit losses	4,212	2,251
Deferred income tax benefit	(2,600)	(150)
Net deferred loan fees	820	149
Net depreciation, amortization of intangible assets and premiums and accretion of discounts on securities and loans	7,518	7,522
Net gains on mortgage loans	(5,408)	(4,874)
Net gains on equity securities at fair value	—	(2,685)
Net losses on sales of securities available for sale	355	414
Share based compensation	1,968	1,744
(Increase) decrease in accrued income and other assets	16,520	(2,437)
Decrease in accrued expenses and other liabilities	(5,682)	(8,677)
Total Adjustments	18,899	(1,547)
Net Cash From Operating Activities	68,868	46,782
Cash Flow Used in Investing Activities
Proceeds from the sale of securities available for sale	30,581	39,431
Proceeds from the sale of securities held to maturity previously charged off	—	1,125
Proceeds from maturities, prepayments and calls of securities available for sale	54,733	66,039
Proceeds from maturities, prepayments and calls of securities held to maturity	21,848	14,236
Purchases of securities held to maturity	(2,000)	(3,628)
Purchases of securities available for sale	(17,957)	—
Purchases of Federal Home Loan Bank stock	(3,212)	—
Proceeds from the redemption of Federal Home Loan Bank stock	1,209	722
Net increase in portfolio loans (loans originated, net of principal payments)	(178,896)	(163,731)
Proceeds from the sale of portfolio loans	20,222	14,807
Proceeds from bank-owned life insurance	861	889
Proceeds from the sale of other real estate and repossessed assets	735	822
Proceeds from the sale of property and equipment	—	299
Capital expenditures	(5,057)	(3,941)
Net Cash Used in Investing Activities	(76,933)	(32,930)
Cash Flow From (Used in) Financing Activities
Net increase in total deposits	205,067	3,996
Net decrease in other borrowings	(3)	(26)
Proceeds from Federal Home Loan Bank Advances	232,000	—
Payments of Federal Home Loan Bank Advances	(275,000)	(50,000)
Repayment of subordinated debt	(40,000)	—
Dividends paid	(16,220)	(15,032)
Repurchase of common stock	(7,770)	—
Share based compensation withholding obligation	(1,205)	(1,011)
Net Cash From (Used in) Financing Activities	96,869	(62,073)
Net Increase in Cash and Cash Equivalents	88,804	(48,221)
Cash and Cash Equivalents at Beginning of Period	119,882	169,781
Cash and Cash Equivalents at End of Period	$208,686	$121,560
Cash paid during the period for
Interest	$68,515	$78,720
Income taxes	11,650	11,400
Transfers to other real estate and repossessed assets	309	864
Right of use assets obtained in exchange for lease obligations	2,030	2,354
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(Dollars in thousands, except per share amounts)
Balances at July 1, 2025	$311,653	$227,484	$(69,887)	$469,250
Net income, three months ended September 30, 2025	—	17,502	—	17,502
Cash dividends declared, $0.26 per share	—	(5,384)	—	(5,384)
Repurchase of 13,732 shares of common stock	(413)	—	—	(413)
Share based compensation (issuance of 0 shares of common stock)	571	—	—	571
Share based compensation withholding obligation (withholding of 1,237 shares of common stock)	(41)	—	—	(41)
Other comprehensive income	—	—	9,257	9,257
Balances at September 30, 2025	$311,770	$239,602	$(60,630)	$490,742

Balances at July 1, 2024	$317,676	$183,611	$(70,828)	$430,459
Net income, three months ended September 30, 2024	—	13,810	—	13,810
Cash dividends declared, $0.24 per share	—	(5,016)	—	(5,016)
Share based compensation (issuance of 0 shares of common stock)	574	—	—	574
Share based compensation withholding obligation (withholding of 1,036 shares of common stock)	(34)	—	—	(34)
Other comprehensive income	—	—	12,576	12,576
Balances at September 30, 2024	$318,216	$192,405	$(58,252)	$452,369

Balances at January 1, 2025	$318,777	$205,853	$(69,944)	$454,686
Net income, nine months ended September 30, 2025	—	49,969	—	49,969
Cash dividends declared, $0.78 per share	—	(16,220)	—	(16,220)
Repurchase of 266,008 shares of common stock	(7,770)	—	—	(7,770)
Share based compensation (issuance of 94,600 shares of common stock)	1,968	—	—	1,968
Share based compensation withholding obligation (withholding of 35,495 shares of common stock)	(1,205)	—	—	(1,205)
Other comprehensive income	—	—	9,314	9,314
Balances at September 30, 2025	$311,770	$239,602	$(60,630)	$490,742

Balances at January 1, 2024	$317,483	$159,108	$(72,142)	$404,449
Net income, nine months ended September 30, 2024	—	48,329	—	48,329
Cash dividends declared, $0.72 per share	—	(15,032)	—	(15,032)
Share based compensation (issuance of 102,324 shares of common stock)	1,744	—	—	1,744
Share based compensation withholding obligation (withholding of 40,986 shares of common stock)	(1,011)	—	—	(1,011)
Other comprehensive income	—	—	13,890	13,890
Balances at September 30, 2024	$318,216	$192,405	$(58,252)	$452,369
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
In our opinion, the accompanying unaudited interim condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of September 30, 2025 and December 31, 2024, and the results of operations for the three and nine-month periods ended September 30, 2025 and 2024. The results of operations for the three and nine-month periods ended September 30, 2025, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the prior period interim condensed consolidated financial statements to conform to the current period presentation. Our critical accounting policies include the determination of the allowance for credit losses (“ACL”) and the valuation of capitalized mortgage loan servicing rights. Refer to our 2024 Annual Report on Form 10-K for a disclosure of our accounting policies.
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
3.    Securities
Securities available for sale (“AFS”) consist of the following:

	Amortized Cost	Unrealized
		Gains	Losses	Fair Value
	(In thousands)
September 30, 2025
U.S. agency	$8,509	$1	$439	$8,071
U.S. agency residential mortgage-backed	85,014	117	6,935	78,196
U.S. agency commercial mortgage-backed	8,362	—	907	7,455
Private label mortgage-backed	44,358	262	2,684	41,936
Other asset backed	32,548	24	443	32,129
Obligations of states and political subdivisions	320,802	—	41,187	279,615
Corporate	56,080	11	1,891	54,200
Trust preferred	989	—	8	981
Total	$556,662	$415	$54,494	$502,583

December 31, 2024
U.S. agency	$8,858	$1	$700	$8,159
U.S. agency residential mortgage-backed	80,589	47	9,499	71,137
U.S. agency commercial mortgage-backed	12,821	—	1,180	11,641
Private label mortgage-backed	74,268	263	4,496	70,035
Other asset backed	39,232	18	734	38,516
Obligations of states and political subdivisions	330,874	14	42,097	288,791
Corporate	73,960	—	4,039	69,921
Trust preferred	986	—	4	982
Total	$621,588	$343	$62,749	$559,182

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Securities held to maturity (“HTM”) consist of the following:

	Carrying Value	Transferred Unrealized Loss (1)	ACL	Amortized Cost	Unrealized		Fair Value
					Gains	Losses
	(In thousands)
September 30, 2025
U.S. agency	$23,119	$1,280	$—	$24,399	$—	$3,929	$20,470
U.S. agency residential mortgage-backed	94,648	7,916	—	102,564	—	19,715	82,849
U.S. agency commercial mortgage-backed	3,926	76	—	4,002	—	261	3,741
Private label mortgage-backed	7,310	106	2	7,418	—	315	7,103
Obligations of states and political subdivisions	150,784	4,089	19	154,892	43	15,366	139,569
Corporate	40,706	260	67	41,033	—	2,523	38,510
Trust preferred	957	39	4	1,000	—	—	1,000
Total	$321,450	$13,766	$92	$335,308	$43	$42,109	$293,242

December 31, 2024
U.S. agency	$24,150	$1,404	$—	$25,554	$—	$4,987	$20,567
U.S. agency residential mortgage-backed	100,700	8,669	—	109,369	—	24,631	84,738
U.S. agency commercial mortgage-backed	4,013	107	—	4,120	—	402	3,718
Private label mortgage-backed	7,350	190	1	7,541	—	551	6,990
Obligations of states and political subdivisions	156,305	5,262	17	161,584	28	19,461	142,151
Corporate	45,964	496	111	46,571	—	3,875	42,696
Trust preferred	954	43	3	1,000	—	—	1,000
Total	$339,436	$16,171	$132	$355,739	$28	$53,907	$301,860
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our investments' gross unrealized losses and fair values for securities AFS aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2025
U.S. agency	$1,232	$7	$6,710	$432	$7,942	$439
U.S. agency residential mortgage-backed	6,395	11	50,236	6,924	56,631	6,935
U.S. agency commercial mortgage-backed	—	—	7,456	907	7,456	907
Private label mortgage-backed	—	—	40,298	2,684	40,298	2,684
Other asset backed	1,021	4	25,368	439	26,389	443
Obligations of states and political subdivisions	155	10	279,299	41,177	279,454	41,187
Corporate	—	—	52,503	1,891	52,503	1,891
Trust preferred	—	—	982	8	982	8
Total	$8,803	$32	$462,852	$54,462	$471,655	$54,494

December 31, 2024
U.S. agency	$324	$1	$7,565	$699	$7,889	$700
U.S. agency residential mortgage-backed	147	—	61,219	9,499	61,366	9,499
U.S. agency commercial mortgage-backed	—	—	11,641	1,180	11,641	1,180
Private label mortgage-backed	2,551	8	66,411	4,488	68,962	4,496
Other asset backed	3,984	19	27,052	715	31,036	734
Obligations of states and political subdivisions	221	1	288,570	42,096	288,791	42,097
Corporate	1,473	23	68,448	4,016	69,921	4,039
Trust preferred	—	—	982	4	982	4
Total	$8,700	$52	$531,888	$62,697	$540,588	$62,749
Securities AFS in unrealized loss positions are evaluated quarterly for impairment related to credit losses. For securities AFS in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. No securities AFS met these two criteria during the periods presented. For securities AFS that do not meet this criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, adverse conditions specifically related to the security and the issuer and the impact of changes in market interest rates on the market value of the security, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, net of applicable taxes. No ACL for securities AFS was needed at September 30, 2025 and December 31, 2024. Accrued interest receivable on securities AFS totaled $3.1 million and $3.9

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
million at September 30, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses and is included in accrued income and other assets in the interim Condensed Consolidated Statements of Financial Condition.
U.S. agency, U.S. agency residential mortgage-backed and U.S. agency commercial mortgage-backed securities — at September 30, 2025, we had 29 U.S. agency, 88 U.S. agency residential mortgage-backed and 9 U.S. agency commercial mortgage-backed securities whose fair value is less than amortized cost. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. The unrealized losses are largely attributed to widening spreads to Treasury bonds and/or an increase in interest rates since acquisition.
Private label mortgage backed, other asset backed and corporate securities — at September 30, 2025, we had 50 private label mortgage backed, 37 other asset backed, and 58 corporate securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and/or an increase in interest rates since acquisition.
Obligations of states and political subdivisions — at September 30, 2025, we had 290 municipal securities whose fair value is less than amortized cost. The unrealized losses are primarily due to an increase in interest rates since acquisition.
Trust preferred securities — at September 30, 2025, we had one trust preferred security whose fair value is less than amortized cost. This trust preferred security is a single issue security issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities has suffered from credit spread widening. This security is rated by a major rating agency as investment grade.
At September 30, 2025 management does not intend to liquidate any of the securities discussed above and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses.
We recorded no credit related charges in our interim Condensed Consolidated Statements of Operations related to securities AFS during the three and nine month periods ended September 30, 2025 and 2024, respectively.
The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of securities HTM to present the net amount expected to be collected. Securities HTM are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in our interim Condensed Consolidated Statements of Operations in provision for credit losses. We measure expected credit losses on securities HTM on a collective basis by major security type with each type sharing similar risk characteristics, and consider historical credit loss information. Accrued interest receivable on securities HTM totaled $1.7 million at both September 30, 2025 and December 31, 2024, respectively and is excluded from the estimate of credit losses and is included in accrued income and other assets in the interim Condensed Consolidated Statements of Financial Condition. With regard to U.S. Government-sponsored agency and mortgage-backed securities (residential and commercial), all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to obligations of states and political subdivisions, private label-mortgage-backed, corporate and trust preferred securities HTM, we consider (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in our portfolio have been insignificant. During the first quarter of 2023, one corporate security (Signature Bank) defaulted resulting in a full charge-off. Subsequent to this security's charge-off, a portion of its fair value had recovered and was subsequently sold during the first quarter of 2024 for $1.1 million during which period we recorded that amount as a recovery to the ACL. Despite this lone security loss, the long-term historical loss rates associated with securities having similar grades as those in our portfolio have been insignificant. Furthermore, as of September 30, 2025 and December 31, 2024, there were no past due principal and interest payments associated with these securities. At those same dates an allowance for credit losses of $92,000 and $132,000, respectively was recorded on non U.S. agency securities HTM based on applying the long-term historical credit loss rate, as published by credit rating agencies, for similarly rated securities.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
On a quarterly basis, we monitor the credit quality of securities HTM through the use of credit ratings. The carrying value of securities HTM aggregated by credit quality follow:

	Private Label Mortgage- Backed	Obligations of States and Political Subdivisions	Corporate	Trust Preferred	Carrying Value Total
	(In thousands)
September 30, 2025
Credit rating:
AAA	$7,310	$17,764	$—	$—	$25,074
AA	—	117,374	—	—	117,374
A	—	1,886	5,003	—	6,889
BBB	—	443	30,751	—	31,194
BB	—	—	1,979	—	1,979
Non-rated	—	13,317	2,973	957	17,247
Total	$7,310	$150,784	$40,706	$957	$199,757

December 31, 2024
Credit rating:
AAA	$7,350	$34,973	$—	$—	$42,323
AA	—	101,112	—	—	101,112
A	—	3,473	5,005	—	8,478
BBB	—	652	36,045	—	36,697
BB	—	—	1,963	—	1,963
Non-rated	—	16,095	2,951	954	20,000
Total	$7,350	$156,305	$45,964	$954	$210,573

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
An analysis of the allowance for credit losses by security HTM type for the three months ended September 30 follows:

	Private Label Mortgage- Backed	Obligations of States and Political Subdivisions	Corporate	Trust Preferred	Total
	(In thousands)
2025
Balance at beginning of period	$1	$17	$111	$4	$133
Additions (deductions)
Provision for credit losses	1	2	(44)	—	(41)
Recoveries credited to the allowance	—	—	—	—	—
Securities HTM charged against the allowance	—	—	—	—	—
Balance at end of period	$2	$19	$67	$4	$92

2024
Balance at beginning of period	$4	$31	$116	$4	$155
Additions (deductions)
Provision for credit losses	(3)	(14)	(5)	—	(22)
Recoveries credited to the allowance	—	—	—	—	—
Securities HTM charged against the allowance	—	—	—	—	—
Balance at end of period	$1	$17	$111	$4	$133

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

An analysis of the allowance for credit losses by security HTM type for the nine months ended September 30 follows:

	Private Label Mortgage- Backed	Obligations of States and Political Subdivisions	Corporate	Trust Preferred	Total
	(In thousands)
2025
Balance at beginning of period	$1	$17	$111	$3	$132
Additions (deductions)
Provision for credit losses	1	2	(44)	1	(40)
Recoveries credited to the allowance	—	—	—	—	—
Securities HTM charged against the allowance	—	—	—	—	—
Balance at end of period	$2	$19	$67	$4	$92

2024
Balance at beginning of period	$4	$33	$116	$4	$157
Additions (deductions)
Provision for credit losses	(3)	(16)	(1,130)	—	(1,149)
Recoveries credited to the allowance	—	—	1,125	—	1,125
Securities HTM charged against the allowance	—	—	—	—	—
Balance at end of period	$1	$17	$111	$4	$133

The amortized cost and fair value of securities AFS and securities HTM at September 30, 2025, by contractual maturity, follow:

	Securities AFS		Securities HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturing within one year	$24,490	$24,216	$13,117	$12,967
Maturing after one year but within five years	127,044	120,736	48,794	46,630
Maturing after five years but within ten years	42,007	38,417	91,368	82,613
Maturing after ten years	192,839	159,498	68,045	57,339
	386,380	342,867	221,324	199,549
U.S. agency residential mortgage-backed	85,014	78,196	102,564	82,849
U.S. agency commercial mortgage-backed	8,362	7,455	4,002	3,741
Private label mortgage-backed	44,358	41,936	7,418	7,103
Other asset backed	32,548	32,129	—	—
Total	$556,662	$502,583	$335,308	$293,242
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Gains and losses realized on the sale of securities AFS are determined using the specific identification method and are recognized on a trade-date basis. A summary of proceeds from the sale of securities AFS and gains and losses for the nine month periods ending September 30, follows:

		Realized
	Proceeds	Gains	Losses
	(In thousands)
2025	$30,581	$37	$392
2024	39,431	14	428
During the second quarter of 2024 we acquired certain securities classified as equity securities at fair value consisting of Visa Inc. Class C common stock. These securities were all sold during the second and third quarters of 2024. During both the three and nine months ended September 30, 2024, we recognized gains (losses) on these equity securities of $(0.01) million and $2.7 million, respectively that are included in net gains on equity securities at fair value in the interim Condensed Consolidated Statements of Operations. We had no equity securities at fair value during the same periods in 2025. See note #13.

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
The DCF model for the mortgage and installment pooled loan segments includes using probability of default (“PD”) assumptions that are derived through regression analysis with forecasted US unemployment levels by credit score tier. We review a composite forecast of approximately 50 analysts as well as the Federal Open Market Committee (“FOMC”) projections in setting the unemployment forecast for the R&S period. The current ACL utilizes a one year R&S forecast followed by immediate reversion to the 75 year average unemployment rate. PD assumptions for the remaining segments are based primarily on historical rates by risk metric as defaults were not strongly correlated with any economic indicator. Loss given default (“LGD”) assumptions for the mortgage loan segment are based on a two years forecast followed by a two year straight line reversion period to the longer term average, while LGD rates for the remaining segments are the historical average for the entire period. Prepayment assumptions represent average rates per segment for a period determined by the CECL Forecast Committee and as calculated through the Bank’s Asset and Liability Management program.
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
An analysis of the allowance for credit losses by portfolio segment for the three months ended September 30, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2025
Balance at beginning of period	$25,890	$20,752	$3,015	$11,500	$61,157
Additions (deductions)
Provision for credit losses	2,587	(231)	470	(794)	2,032
Recoveries credited to the allowance	7	35	431	—	473
Loans charged against the allowance	—	(10)	(1,193)	—	(1,203)
Balance at end of period	$28,484	$20,546	$2,723	$10,706	$62,459

2024
Balance at beginning of period	$18,979	$20,731	$3,901	$12,630	$56,241
Additions (deductions)
Provision for credit losses	1,082	(1,004)	1,156	276	1,510
Recoveries credited to the allowance	101	131	479	—	711
Loans charged against the allowance	—	(26)	(992)	—	(1,018)
Balance at end of period	$20,162	$19,832	$4,544	$12,906	$57,444

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
An analysis of the ACL by portfolio segment for the nine months ended September 30, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2025
Balance at beginning of period	$22,872	$22,317	$3,040	$11,150	$59,379
Additions (deductions)
Provision for credit losses	5,617	(1,850)	929	(444)	4,252
Recoveries credited to the allowance	73	205	1,326	—	1,604
Loans charged against the allowance	(78)	(126)	(2,572)	—	(2,776)
Balance at end of period	$28,484	$20,546	$2,723	$10,706	$62,459

2024
Balance at beginning of period	$16,724	$21,386	$4,126	$12,422	$54,658
Additions (deductions)
Provision for credit losses	3,199	(1,524)	1,241	484	3,400
Recoveries credited to the allowance	239	270	1,597	—	2,106
Loans charged against the allowance	—	(300)	(2,420)	—	(2,720)
Balance at end of period	$20,162	$19,832	$4,544	$12,906	$57,444

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	Non- Accrual with no Allowance for Credit Loss	Non- Accrual with an Allowance for Credit Loss	Total Non- Accrual	90+ and Still Accruing	Total Non- Performing Loans
	(In thousands)
September 30, 2025
Commercial
Commercial and industrial (1)	$—	$—	$—	$—	$—
Commercial real estate	—	13,825	13,825	—	13,825
Mortgage
1-4 family owner occupied - jumbo	1,480	—	1,480	—	1,480
1-4 family owner occupied - non-jumbo (2)	1,659	718	2,377	—	2,377
1-4 family non-owner occupied	139	93	232	—	232
1-4 family - 2nd lien	725	759	1,484	—	1,484
Resort lending	—	57	57	—	57
Installment
Boat lending	—	400	400	—	400
Recreational vehicle lending	—	288	288	—	288
Other	—	212	212	—	212
Total	$4,003	$16,352	$20,355	$—	$20,355

Accrued interest excluded from total	$—	$—	$—	$—	$—

December 31, 2024
Commercial
Commercial and industrial (1)	$—	$49	$49	$—	$49
Commercial real estate	—	—	—	—	—
Mortgage
1-4 family owner occupied - jumbo	1,480	—	1,480	—	1,480
1-4 family owner occupied - non-jumbo (2)	1,929	496	2,425	—	2,425
1-4 family non-owner occupied	—	157	157	—	157
1-4 family - 2nd lien	246	769	1,015	—	1,015
Resort lending	—	143	143	—	143
Installment
Boat lending	—	209	209	—	209
Recreational vehicle lending	—	377	377	—	377
Other	—	147	147	—	147
Total	$3,655	$2,347	$6,002	$—	$6,002

Accrued interest excluded from total	$—	$—	$—	$—	$—
(1)Non-performing commercial and industrial loans exclude zero and $0.005 million of government guaranteed loans at September 30, 2025 and December 31, 2024, respectively.
(2)Non-performing 1-4 family owner occupied – non jumbo loans exclude $2.243 million and $1.785 million of government guaranteed loans at September 30, 2025 and December 31, 2024, respectively.

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
The amortized cost of collateral-dependent loans by class follows:

	Collateral Type		Allowance for Credit Losses
	Real Estate	Other (1)
	(In thousands)
September 30, 2025
Commercial
Commercial and industrial	$687	$9,180	$1,481
Commercial real estate	15,012	—	3,459
Mortgage
1-4 family owner occupied - jumbo	1,480	—	—
1-4 family owner occupied - non-jumbo	2,688	—	366
1-4 family non-owner occupied	154	—	5
1-4 family - 2nd lien	1,032	—	109
Resort lending	57	—	20
Installment
Boat lending	—	318	113
Recreational vehicle lending	—	215	76
Other	—	88	31
Total	$21,110	$9,801	$5,660

Accrued interest excluded from total	$8	$56

December 31, 2024
Commercial
Commercial and industrial	$686	$5,166	$1,647
Commercial real estate	817	—	3
Mortgage
1-4 family owner occupied - jumbo	1,480	—	—
1-4 family owner occupied - non-jumbo	2,903	—	347
1-4 family non-owner occupied	—	—	—
1-4 family - 2nd lien	510	—	94
Resort lending	143	—	51
Installment
Boat lending	—	87	31
Recreational vehicle lending	—	266	94
Other	—	92	33
Total	$6,539	$5,611	$2,300

Accrued interest excluded from total	$5	$34
(1) Commercial and industrial loan collateral generally includes machinery and equipment, accounts receivable, and inventory.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
An aging analysis of loans by class follows:

	Loans Past Due				Loans not Past Due	Total Loans
	30-59 days	60-89 days	90+ days	Total
	(In thousands)
September 30, 2025
Commercial
Commercial and industrial	$—	$—	$—	$—	$1,118,967	$1,118,967
Commercial real estate	—	—	—	—	1,006,086	1,006,086
Mortgage
1-4 family owner occupied - jumbo	662	1,402	1,491	3,555	875,248	878,803
1-4 family owner occupied - non-jumbo	1,371	1,169	1,337	3,877	284,743	288,620
1-4 family non-owner occupied	61	36	140	237	169,001	169,238
1-4 family - 2nd lien	721	309	411	1,441	151,749	153,190
Resort lending	—	115	57	172	27,633	27,805
Installment
Boat lending	199	35	318	552	278,853	279,405
Recreational vehicle lending	627	251	192	1,070	199,274	200,344
Other	324	162	63	549	75,276	75,825
Total	$3,965	$3,479	$4,009	$11,453	$4,186,830	$4,198,283

Accrued interest excluded from total	$32	$36	$—	$68	$14,089	$14,157

December 31, 2024
Commercial
Commercial and industrial	$78	$—	$54	$132	$1,001,197	$1,001,329
Commercial real estate	—	—	—	—	936,035	936,035
Mortgage
1-4 family owner occupied - jumbo	755	664	1,480	2,899	872,652	875,551
1-4 family owner occupied - non-jumbo	3,395	1,653	1,201	6,249	292,893	299,142
1-4 family non-owner occupied	329	—	—	329	176,621	176,950
1-4 family - 2nd lien	648	66	345	1,059	132,888	133,947
Resort lending	—	—	143	143	30,993	31,136
Installment
Boat lending	281	99	87	467	263,874	264,341
Recreational vehicle lending	622	395	190	1,207	223,330	224,537
Other	231	158	25	414	95,443	95,857
Total	$6,339	$3,035	$3,525	$12,899	$4,025,926	$4,038,825
Accrued interest excluded from total	$65	$44	$—	$109	$13,352	$13,461

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
During the three months ended September 30, 2025 there were no loans modified to a borrower experiencing financial difficulty.
During the nine months ended September 30, 2025 there were two mortgage - 1-4 family owner occupied - non-jumbo loans modified to borrowers experiencing financial difficulty totaling $0.10 million (0.1% of the total loan class). Both of the loan modifications to borrowers experiencing financial difficulty during the nine months ended September 30, 2025 related to term extensions and added a weighted average 12.0 years to the life of the loans. One of the loans modified during the nine months ended September 30, 2025 also received a 4.75% interest rate reduction. Both of the loans modified during the nine months ended September 30, 2025 were on non-accrual status.
During the three months ended September 30, 2024 there was one mortgage - 1-4 family owner occupied - non-jumbo loan modification to a borrower experiencing financial difficulty totaling $0.08 million (0.1% of the total loan class). The modification during the three months ended September 30, 2024 related to a term extension that added a weighted average 2.1 years to the life of the loan.
During the nine months ended September 30, 2024 there were five mortgage - 1-4 family owner occupied - non-jumbo loans, one mortgage 1-4 family - 2nd lien loan, and one installment - other loan modified to borrowers experiencing financial difficulty totaling $0.51 million (0.1% of the total loan class), $0.07 million (0.1% of the total loan class), and $0.01 million (0.1% of the total loan class), respectively. All of the loan modifications to borrowers experiencing financial difficulty during the nine months ended September 30, 2024 related to term extensions and added a weighted average 2.1 years to the life of the loans. All of the loans modified during the nine months ended September 30, 2024 were on non-accrual status.
As of September 30, 2025, none of the loans that were modified to borrowers experiencing financial difficulty within the past 12 months have subsequently defaulted.
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables summarize loan ratings by loan class for our commercial portfolio loan segment at September 30, 2025 and December 31, 2024:

	Commercial
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2025	2024	2023	2022	2021	Prior
	(In thousands)
September 30, 2025
Commercial and industrial
Non-watch (1-6)	$134,978	$193,874	$137,933	$115,430	$59,345	$151,690	$297,535	$1,090,785
Watch (7-8)	146	1,953	2,848	935	1,270	6,940	4,224	18,316
Substandard Accrual (9)	—	1,845	—	—	881	290	6,850	9,866
Non-Accrual (10-11)	—	—	—	—	—	—	—	—
Total	$135,124	$197,672	$140,781	$116,365	$61,496	$158,920	$308,609	$1,118,967
Accrued interest excluded from total	$376	$557	$465	$292	$143	$626	$1,198	$3,657
Current period gross charge-offs	$—	$—	$78	$—	$—	$—	$—	$78

Commercial real estate
Non-watch (1-6)	$133,658	$165,637	$171,323	$165,496	$70,317	$185,779	$59,315	$951,525
Watch (7-8)	8,232	1,317	8,096	16,588	—	4,967	346	39,546
Substandard Accrual (9)	—	—	401	—	129	660	—	1,190
Non-Accrual (10-11)	—	—	13,825	—	—	—	—	13,825
Total	$141,890	$166,954	$193,645	$182,084	$70,446	$191,406	$59,661	$1,006,086
Accrued interest excluded from total	$454	$574	$520	$624	$146	$653	$224	$3,195
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial
Non-watch (1-6)	$268,636	$359,511	$309,256	$280,926	$129,662	$337,469	$356,850	$2,042,310
Watch (7-8)	8,378	3,270	10,944	17,523	1,270	11,907	4,570	57,862
Substandard Accrual (9)	—	1,845	401	—	1,010	950	6,850	11,056
Non-Accrual (10-11)	—	—	13,825	—	—	—	—	13,825
Total	$277,014	$364,626	$334,426	$298,449	$131,942	$350,326	$368,270	$2,125,053
Accrued interest excluded from total	$830	$1,131	$985	$916	$289	$1,279	$1,422	$6,852
Current period gross charge-offs	$—	$—	$78	$—	$—	$—	$—	$78

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2024	2023	2022	2021	2020	Prior
	(In thousands)
December 31, 2024
Commercial and industrial
Non-watch (1-6)	$183,261	$137,270	$142,630	$71,225	$72,928	$106,086	$242,573	$955,973
Watch (7-8)	10,348	3,055	1,251	9,002	5,636	336	2,104	31,732
Substandard Accrual (9)	2,693	2,052	1,642	2,208	267	195	4,513	13,570
Non-Accrual (10-11)	—	—	—	47	—	7	—	54
Total	$196,302	$142,377	$145,523	$82,482	$78,831	$106,624	$249,190	$1,001,329
Accrued interest excluded from total	$612	$478	$361	$217	$342	$341	$959	$3,310
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Non-watch (1-6)	$142,154	$236,390	$153,321	$75,053	$49,969	$166,966	$72,879	$896,732
Watch (7-8)	—	—	16,007	—	—	4,400	18,079	38,486
Substandard Accrual (9)	—	—	—	135	—	682	—	817
Non-Accrual (10-11)	—	—	—	—	—	—	—	—
Total	$142,154	$236,390	$169,328	$75,188	$49,969	$172,048	$90,958	$936,035
Accrued interest excluded from total	$608	$632	$628	$166	$131	$658	$363	$3,186
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial
Non-watch (1-6)	$325,415	$373,660	$295,951	$146,278	$122,897	$273,052	$315,452	$1,852,705
Watch (7-8)	10,348	3,055	17,258	9,002	5,636	4,736	20,183	70,218
Substandard Accrual (9)	2,693	2,052	1,642	2,343	267	877	4,513	14,387
Non-Accrual (10-11)	—	—	—	47	—	7	—	54
Total	$338,456	$378,767	$314,851	$157,670	$128,800	$278,672	$340,148	$1,937,364
Accrued interest excluded from total	$1,220	$1,110	$989	$383	$473	$999	$1,322	$6,496
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
For each of our mortgage and installment portfolio segment classes, we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated semi-annually.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables summarize credit scores by loan class for our mortgage and installment loan portfolio segments at September 30, 2025 and December 31, 2024:

	Mortgage (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2025	2024	2023	2022	2021	Prior
	(In thousands)
September 30, 2025
1-4 family owner occupied - jumbo
800 and above	$8,154	$5,850	$10,895	$39,616	$59,830	$31,923	$709	$156,977
750-799	29,151	34,883	33,679	89,609	184,279	81,095	1,148	453,844
700-749	14,630	16,074	13,007	40,329	54,308	31,822	2,494	172,664
650-699	5,056	4,115	7,639	15,332	14,096	18,197	—	64,435
600-649	1,129	746	3,569	6,936	1,574	4,604	—	18,558
550-599	—	871	995	2,626	1,677	2,068	—	8,237
500-549	—	—	—	681	725	1,959	—	3,365
Under 500	—	—	—	—	—	723	—	723
Unknown	—	—	—	—	—	—	—	—
Total	$58,120	$62,539	$69,784	$195,129	$316,489	$172,391	$4,351	$878,803
Accrued interest excluded from total	$265	$307	$353	$595	$716	$460	$38	$2,734
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family owner occupied - non-jumbo
800 and above	$3,699	$1,312	$3,317	$12,283	$9,875	$15,521	$4,602	$50,609
750-799	6,470	7,607	11,573	29,361	21,473	28,383	14,934	119,801
700-749	1,585	4,490	5,653	9,416	8,829	26,194	4,289	60,456
650-699	1,822	1,647	939	4,979	2,583	14,992	1,536	28,498
600-649	468	—	214	1,743	1,844	6,257	207	10,733
550-599	—	295	492	579	1,239	6,780	55	9,440
500-549	—	—	—	739	263	5,714	129	6,845
Under 500	—	85	—	420	98	1,611	24	2,238
Unknown	—	—	—	—	—	—	—	—
Total	$14,044	$15,436	$22,188	$59,520	$46,204	$105,452	$25,776	$288,620
Accrued interest excluded from total	$91	$123	$93	$193	$109	$395	$192	$1,196
Current period gross charge-offs	$—	$—	$—	$19	$6	$5	$—	$30

1-4 family non-owner occupied
800 and above	$2,006	$2,096	$2,684	$5,055	$11,718	$10,486	$546	$34,591
750-799	7,841	12,530	9,536	13,117	25,707	20,297	1,716	90,744
700-749	1,244	4,017	3,340	5,876	3,603	9,821	1,575	29,476
650-699	1,161	26	533	243	3,273	5,525	226	10,987
600-649	—	—	33	60	451	1,461	57	2,062
550-599	—	—	—	—	51	598	—	649
500-549	—	—	—	369	—	178	—	547
Under 500	—	—	—	—	—	182	—	182
Unknown	—	—	—	—	—	—	—	—
Total	$12,252	$18,669	$16,126	$24,720	$44,803	$48,548	$4,120	$169,238
Accrued interest excluded from total	$54	$104	$80	$94	$118	$190	$29	$669
Current period gross charge-offs	$—	$—	$—	$—	$—	$10	$—	$10

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Mortgage - continued (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2025	2024	2023	2022	2021	Prior
	(In thousands)
September 30, 2025 - continued
1-4 family - 2nd lien
800 and above	$1,803	$219	$543	$661	$581	$2,067	$16,098	$21,972
750-799	2,787	3,044	2,646	1,710	2,914	3,637	54,000	70,738
700-749	1,148	1,406	1,078	1,731	648	2,258	29,196	37,465
650-699	387	198	446	418	387	1,706	11,339	14,881
600-649	—	40	230	22	345	582	2,266	3,485
550-599	—	—	397	78	54	562	1,061	2,152
500-549	—	—	84	163	231	1,068	438	1,984
Under 500	—	—	297	—	—	216	—	513
Unknown	—	—	—	—	—	—	—	—
Total	$6,125	$4,907	$5,721	$4,783	$5,160	$12,096	$114,398	$153,190
Accrued interest excluded from total	$21	$18	$27	$18	$14	$41	$805	$944
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Resort lending
800 and above	$—	$—	$23	$—	$411	$3,326	$—	$3,760
750-799	121	—	—	604	471	12,767	—	13,963
700-749	—	—	—	—	—	4,391	—	4,391
650-699	—	—	—	—	292	4,456	—	4,748
600-649	—	—	—	—	—	549	—	549
550-599	—	—	—	—	—	394	—	394
500-549	—	—	—	—	—	—	—	—
Under 500	—	—	—	—	—	—	—	—
Unknown	—	—	—	—	—	—	—	—
Total	$121	$—	$23	$604	$1,174	$25,883	$—	$27,805
Accrued interest excluded from total	$1	$—	$—	$2	$3	$138	$—	$144
Current period gross charge-offs	$—	$—	$—	$—	$—	$86	$—	$86

Total Mortgage
800 and above	$15,662	$9,477	$17,462	$57,615	$82,415	$63,323	$21,955	$267,909
750-799	46,370	58,064	57,434	134,401	234,844	146,179	71,798	749,090
700-749	18,607	25,987	23,078	57,352	67,388	74,486	37,554	304,452
650-699	8,426	5,986	9,557	20,972	20,631	44,876	13,101	123,549
600-649	1,597	786	4,046	8,761	4,214	13,453	2,530	35,387
550-599	—	1,166	1,884	3,283	3,021	10,402	1,116	20,872
500-549	—	—	84	1,952	1,219	8,919	567	12,741
Under 500	—	85	297	420	98	2,732	24	3,656
Unknown	—	—	—	—	—	—	—	—
Total	$90,662	$101,551	$113,842	$284,756	$413,830	$364,370	$148,645	$1,517,656
Accrued interest excluded from total	$432	$552	$553	$902	$960	$1,224	$1,064	$5,687
Current period gross charge-offs	$—	$—	$—	$19	$6	$101	$—	$126

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Installment (1)
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
	(In thousands)
September 30, 2025
Boat lending
800 and above	$8,642	$4,290	$7,205	$7,795	$6,530	$10,664	$45,126
750-799	30,763	21,874	25,400	22,955	22,194	30,864	154,050
700-749	10,039	11,858	7,825	11,108	8,671	11,428	60,929
650-699	1,031	2,308	2,241	2,506	1,983	3,541	13,610
600-649	204	485	480	584	504	998	3,255
550-599	53	81	68	311	418	533	1,464
500-549	—	103	104	198	190	174	769
Under 500	—	—	35	133	—	34	202
Unknown	—	—	—	—	—	—	—
Total	$50,732	$40,999	$43,358	$45,590	$40,490	$58,236	$279,405
Accrued interest excluded from total	$174	$162	$167	$104	$91	$125	$823
Current period gross charge-offs	$—	$13	$—	$247	$28	$79	$367

Recreational vehicle lending
800 and above	$660	$948	$3,635	$9,099	$8,302	$8,583	$31,227
750-799	3,895	9,232	9,158	30,951	28,395	18,304	99,935
700-749	1,040	3,921	5,055	12,181	15,017	8,264	45,478
650-699	121	963	1,688	4,718	4,489	2,766	14,745
600-649	—	323	526	995	1,677	691	4,212
550-599	7	137	284	576	1,109	535	2,648
500-549	—	39	131	387	604	374	1,535
Under 500	—	69	73	202	171	49	564
Unknown	—	—	—	—	—	—	—
Total	$5,723	$15,632	$20,550	$59,109	$59,764	$39,566	$200,344
Accrued interest excluded from total	$23	$57	$73	$144	$136	$88	$521
Current period gross charge-offs	$—	$11	$140	$232	$399	$109	$891

Other
800 and above	$1,759	$537	$1,188	$1,228	$671	$1,026	$6,409
750-799	8,060	7,125	5,472	5,024	2,958	5,197	33,836
700-749	5,323	4,749	3,679	3,362	2,158	3,416	22,687
650-699	2,407	1,708	1,294	810	732	1,196	8,147
600-649	124	580	271	457	207	437	2,076
550-599	—	189	231	254	144	267	1,085
500-549	—	74	150	202	171	129	726
Under 500	—	11	25	33	29	32	130
Unknown	729	—	—	—	—	—	729
Total	$18,402	$14,973	$12,310	$11,370	$7,070	$11,700	$75,825
Accrued interest excluded from total	$57	$63	$46	$28	$17	$63	$274
Current period gross charge-offs	$1,092	$38	$32	$58	$29	$65	$1,314

Total installment
800 and above	$11,061	$5,775	$12,028	$18,122	$15,503	$20,273	$82,762
750-799	42,718	38,231	40,030	58,930	53,547	54,365	287,821
700-749	16,402	20,528	16,559	26,651	25,846	23,108	129,094
650-699	3,559	4,979	5,223	8,034	7,204	7,503	36,502
600-649	328	1,388	1,277	2,036	2,388	2,126	9,543
550-599	60	407	583	1,141	1,671	1,335	5,197
500-549	—	216	385	787	965	677	3,030
Under 500	—	80	133	368	200	115	896
Unknown	729	—	—	—	—	—	729
Total	$74,857	$71,604	$76,218	$116,069	$107,324	$109,502	$555,574
Accrued interest excluded from total	$254	$282	$286	$276	$244	$276	$1,618
Current period gross charge-offs	$1,092	$62	$172	$537	$456	$253	$2,572

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Installment - continued (1)
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
	(In thousands)
December 31, 2024
Boat lending
800 and above	$6,125	$6,702	$8,231	$7,492	$3,512	$9,079	$41,141
750-799	26,320	29,173	28,608	24,858	11,604	26,792	147,355
700-749	11,397	9,487	11,342	9,807	4,177	9,137	55,347
650-699	2,722	2,888	2,516	2,419	1,191	3,111	14,847
600-649	504	438	1,104	364	148	775	3,333
550-599	—	215	464	394	76	301	1,450
500-549	27	—	135	199	140	238	739
Under 500	—	35	14	—	—	80	129
Unknown	—	—	—	—	—	—	—
Total	$47,095	$48,938	$52,414	$45,533	$20,848	$49,513	$264,341
Accrued interest excluded from total	$179	$178	$124	$104	$50	$101	$736
Current period gross charge-offs	$—	$8	$31	$8	$49	$53	$149

Recreational vehicle lending
800 and above	$1,365	$4,270	$11,721	$9,776	$3,382	$7,262	$37,776
750-799	10,528	11,173	33,140	32,266	9,398	14,656	111,161
700-749	5,402	5,230	14,093	15,336	4,177	5,500	49,738
650-699	965	1,949	4,278	5,357	1,249	1,836	15,634
600-649	268	697	1,213	2,364	407	502	5,451
550-599	41	183	443	1,075	135	415	2,292
500-549	50	172	638	745	161	207	1,973
Under 500	—	67	156	207	19	63	512
Unknown	—	—	—	—	—	—	—
Total	$18,619	$23,741	$65,682	$67,126	$18,928	$30,441	$224,537
Accrued interest excluded from total	$69	$89	$156	$154	$41	$67	$576
Current period gross charge-offs	$—	$42	$152	$322	$42	$109	$667

Other
800 and above	$1,342	$1,323	$1,788	$938	$639	$831	$6,861
750-799	9,938	8,029	7,208	4,732	2,013	4,375	36,295
700-749	14,512	4,941	4,232	2,829	1,292	3,278	31,084
650-699	10,551	1,633	1,689	979	430	1,293	16,575
600-649	537	476	522	294	59	418	2,306
550-599	80	211	271	210	21	210	1,003
500-549	—	149	301	229	92	93	864
Under 500	11	17	58	49	3	50	188
Unknown	681	—	—	—	—	—	681
Total	$37,652	$16,779	$16,069	$10,260	$4,549	$10,548	$95,857
Accrued interest excluded from total	$96	$65	$40	$22	$10	$63	$296
Current period gross charge-offs	$1,327	$69	$92	$17	$8	$91	$1,604

Total installment
800 and above	$8,832	$12,295	$21,740	$18,206	$7,533	$17,172	$85,778
750-799	46,786	48,375	68,956	61,856	23,015	45,823	294,811
700-749	31,311	19,658	29,667	27,972	9,646	17,915	136,169
650-699	14,238	6,470	8,483	8,755	2,870	6,240	47,056
600-649	1,309	1,611	2,839	3,022	614	1,695	11,090
550-599	121	609	1,178	1,679	232	926	4,745
500-549	77	321	1,074	1,173	393	538	3,576
Under 500	11	119	228	256	22	193	829
Unknown	681	—	—	—	—	—	681
Total	$103,366	$89,458	$134,165	$122,919	$44,325	$90,502	$584,735
Accrued interest excluded from total	$344	$332	$320	$280	$101	$231	$1,608
Current period gross charge-offs	$1,327	$119	$275	$347	$99	$253	$2,420
(1)Credit scores have been updated within the last twelve months.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Foreclosed residential real estate properties included in other real estate and repossessed assets, net on our interim Condensed Consolidated Statements of Financial Condition totaled $0.3 million and $0.9 million at September 30, 2025 and December 31, 2024, respectively. Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $2.4 million and $2.0 million at September 30, 2025 and December 31, 2024, respectively.
During the three and nine month periods ended September 30, 2025, we sold $4.5 million and $19.9 million, respectively, of portfolio residential mortgage loans servicing retained and recognized a gain on sale of $0.07 million and $0.37 million, respectively. During the three and nine month periods ended September 30, 2024, we sold $6.6 million and $14.7 million, respectively, of portfolio residential mortgage loans servicing retained and recognized a gain on sale of $0.12 million and $0.25 million, respectively. These gains are included in net gains (losses) on assets - mortgage loans on our interim Condensed Consolidated Statements of Operations. These transactions were done primarily for asset/liability management purposes.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
5.    Shareholders’ Equity and Earnings Per Common Share
On December 17, 2024, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) to buy back up to 1,100,000 shares of our outstanding common stock through December 31, 2025. Shares would be repurchased through open market transactions, though we could execute repurchases through other means, such as privately negotiated transactions. The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, regulatory requirements, potential alternative uses for capital, and our financial performance. During the three and nine month periods ended September 30, 2025 we repurchased 13,732 and 266,008 shares of common stock, respectively for an aggregate purchase price of $0.41 million and $7.77 million, respectively. During the nine month period ended September 30, 2024 there were no shares of common stock repurchased.
A reconciliation of basic and diluted net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Net income	$17,502	$13,810	$49,969	$48,329

Weighted average shares outstanding (1)	20,702	20,896	20,797	20,892
Stock units for deferred compensation plan for non-employee directors	173	182	175	178
Performance share units	28	34	27	27
Effect of stock options	2	3	2	3
Weighted average shares outstanding for calculation of diluted earnings per share	20,905	21,115	21,001	21,100

Net income per common share
Basic (1)	$0.85	$0.66	$2.40	$2.31
Diluted	$0.84	$0.65	$2.38	$2.29
(1)Basic net income per common share includes weighted average common shares outstanding during the period and participating share awards.
Weighted average stock options outstanding that were not considered in computing diluted net income per common share because they were anti-dilutive were zero for the three and nine month periods ended September 30, 2025 and 2024, respectively.

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
Our derivative financial instruments according to the type of hedge in which they are designated follows:

	September 30, 2025
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Fair value hedge designation
Pay-fixed interest rate swap agreement - commercial	$5,345	3.6	$189
Pay-fixed interest rate swap agreements - securities available for sale	148,895	2.1	7,931
Pay-fixed interest rate swap agreements - installment	100,000	1.7	(917)
Pay-fixed interest rate swap agreements - mortgage	117,000	1.9	(1,272)
Interest rate cap agreements - securities available for sale	40,970	2.6	51
Total	$412,210	2.0	$5,982

Cash flow hedge designation
Interest rate floor agreements - commercial	$450,000	1.9	$5,090
Interest rate cap agreements - short-term funding liabilities	50,000	2.4	79
Total	500,000	1.9	5,169

No hedge designation
Rate-lock mortgage loan commitments	$20,929	0.1	$187
Mandatory commitments to sell mortgage loans	30,147	0.1	39
Pay-fixed interest rate swap agreements - commercial	633,139	4.7	(3,422)
Pay-variable interest rate swap agreements - commercial	633,139	4.7	3,422
Total	$1,317,354	4.5	$226

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

We have entered into pay-fixed interest rate swaps and caps to protect a portion of the fair value of a certain fixed rate commercial loan and certain mortgage and installment loans (‘‘Fair Value Hedge – Portfolio Loans’’). As a result, changes in the fair values of the pay-fixed interest rate swaps and caps are expected to offset changes in the fair values of the fixed rate portfolio loans due to fluctuations in interest rates. We record the fair values of Fair Value Hedge – Portfolio Loans in accrued income and other assets and accrued expenses and other liabilities on our interim Condensed Consolidated Statements of Financial Condition. The hedged items (a fixed rate commercial loan and certain fixed rate mortgage and installment loans) are also recorded at fair value which offsets the adjustment to the Fair Value Hedge – Portfolio Loans. On an ongoing basis, we adjust our interim Condensed Consolidated Statements of Financial Condition to reflect the then current fair values of both the Fair Value Hedge – Portfolio Loans and the hedged items. The related gains or losses are reported in interest income – interest and fees on loans in our interim Condensed Consolidated Statements of Operations. During the second quarter of 2023 we terminated the interest rate cap that was previously hedging certain installment loans. The remaining unrealized gain on this terminated interest cap of $0.14 million as of September 30, 2025 is being amortized into earnings over the original life of the interest rate cap which was February, 2030.

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

For Cash Flow Hedges, it is anticipated that as of September 30, 2025, $1.3 million will be reclassified from accumulated other comprehensive loss as a reduction to earnings over the next twelve months. The maximum term of any Cash Flow Hedge at September 30, 2025 is 3.7 years.
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the interim Condensed Consolidated Statements of Financial Condition for the periods presented:
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	September 30, 2025		December 31, 2024		September 30, 2025		December 31, 2024
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments
Pay-fixed interest rate swap agreements	Other assets	$8,160	Other assets	$14,336	Other liabilities	$2,229	Other liabilities	$350
Interest rate cap agreements	Other assets	130	Other assets	646	Other liabilities	—	Other liabilities	—
Interest rate floor agreements	Other assets	5,090	Other assets	3,642	Other liabilities	—	Other liabilities	—
		13,380		18,624		2,229		350
Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	187	Other assets	100	Other liabilities	—	Other liabilities	—
Mandatory commitments to sell mortgage loans	Other assets	39	Other assets	62	Other liabilities	—	Other liabilities	—
Pay-fixed interest rate swap agreements - commercial	Other assets	7,539	Other assets	15,799	Other liabilities	10,961	Other liabilities	2,474
Pay-variable interest rate swap agreements - commercial	Other assets	10,961	Other assets	2,474	Other liabilities	7,539	Other liabilities	15,799
		18,726		18,435		18,500		18,273
Total derivatives		$32,106		$37,059		$20,729		$18,623

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The effect of derivative financial instruments on the interim Condensed Consolidated Statements of Operations follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Gain (Loss) Recognized in Income
	Three Month Periods Ended September 30,			Three Month Periods Ended September 30,		Location of Gain (Loss) Recognized in Income	Three Month Periods Ended September 30,
	2025	2024		2025	2024		2025	2024
							(In thousands)
Fair Value Hedges
Pay-fixed interest rate swap agreement - commercial						Interest and fees on loans	$(25)	$(184)
Pay-fixed interest rate swap agreements - securities available for sale						Interest on securities	(1,162)	(4,882)
Pay-fixed interest rate swap agreements - Installment						Interest and fees on loans	(15)	(2,421)
Pay-fixed interest rate swap agreements - Mortgage						Interest and fees on loans	(91)	(2,940)
Interest rate cap agreements - securities available for sale	$(43)	$(255)	Interest on securities	$(55)	$(57)	Interest on securities	—	(119)
Total	$(43)	$(255)		$(55)	$(57)		$(1,293)	$(10,546)

Cash Flow Hedges
Interest rate floor agreements - commercial	$(1,046)	$2,999	Interest and fees on loans	$(551)	$(333)	Interest and fees on loans	$(551)	$(333)
Interest rate cap agreements - short-term funding liabilities	(93)	—	Interest expense	(4)	—	Interest expense	(4)	—
Total	$(1,139)	$2,999		$(555)	$(333)		$(555)	$(333)

No hedge designation
Rate-lock mortgage loan commitments						Net gains on mortgage loans	$(184)	$111
Mandatory commitments to sell mortgage loans						Net gains on mortgage loans	171	(122)
Pay-fixed interest rate swap agreements - commercial						Interest and fees on loans	(1,879)	(15,031)
Pay-variable interest rate swap agreements - commercial						Interest and fees on loans	1,879	15,031
Total							$(13)	$(11)

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Gain (Loss) Recognized in Income
	Nine Month Periods Ended September 30,			Nine Month Periods Ended September 30,		Location of Gain (Loss) Recognized in Income	Nine Month Periods Ended September 30,
	2025	2024		2025	2024		2025	2024
							(In thousands)
Fair Value Hedges
Pay-fixed interest rate swap agreement - commercial						Interest and fees on loans	$(172)	$(110)
Pay-fixed interest rate swap agreements - securities available for sale						Interest on securities	(5,334)	(4,028)
Pay-fixed interest rate swap agreements - installment						Interest and fees on loans	(994)	(513)
Pay-fixed interest rate swap agreements - mortgage						Interest and fees on loans	(1,555)	(648)
Interest rate cap agreements - securities available for sale	$(283)	$(194)	Interest on securities	$(172)	$(167)	Interest on securities	—	(81)
Total	$(283)	$(194)		$(172)	$(167)		$(8,055)	$(5,380)

Cash Flow Hedges
Interest rate floor agreements - commercial	$91	$246	Interest and fees on loans	$(1,363)	$(838)	Interest and fees on loans	$(1,363)	$(838)
Interest rate cap agreements - short-term funding liabilities	(293)	—	Interest expense	(8)	—	Interest expense	(8)	—
Total	$(202)	$246		$(1,371)	$(838)		$(1,371)	$(838)

No hedge designation
Rate-lock mortgage loan commitments						Net gains on mortgage loans	$87	$80
Mandatory commitments to sell mortgage loans						Net gains on mortgage loans	(23)	304
Pay-fixed interest rate swap agreements - commercial						Interest and fees on loans	(16,747)	(8,482)
Pay-variable interest rate swap agreements - commercial						Interest and fees on loans	16,747	8,482
Total							$64	$384

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7.    Goodwill and Other Intangibles
The following table summarizes intangible assets, net of amortization:

	September 30, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets - core deposits	$11,916	$10,793	$11,916	$10,428
Unamortized intangible assets - goodwill	$28,300		$28,300
Goodwill is assessed for impairment on an annual basis as of December 31, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment is made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. For the nine months ended September 30, 2025 and 2024 no event occurred that indicated an impairment of goodwill may exist.
A summary of estimated core deposits intangible amortization at September 30, 2025 follows:

(In thousands)

Three months ending December 31, 2025	122
2026	460
2027	434
2028	107
Total	$1,123
8.    Share Based Compensation
We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.3 million shares of common stock as of September 30, 2025. The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.1 million shares of common stock as of September 30, 2025. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.
A summary of restricted stock and performance stock units (“PSU”) granted pursuant to our long-term incentive plan follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Restricted stock	—	—	53,019	81,355
PSU	—	—	16,364	18,822
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our directors may elect to receive all or a portion of their cash retainer fees in the form of common stock (either on a current basis or on a deferred basis) pursuant to the non-employee director stock purchase plan referenced above. Shares equal in value to that portion of each director’s fees that he or she has elected to receive in stock on a current basis are issued each quarter and vest immediately. Shares issued on a deferred basis are credited at the rate of 90% of the current fair value of our common stock and vest immediately. During the nine month periods ended September 30, 2025 and 2024 we issued 0.006 million and 0.007 million shares, respectively and expensed their value during those same periods.
Total compensation expense recognized for grants pursuant to our long-term incentive plan was $0.5 million and $1.8 million during the three and nine month periods ended September 30, 2025, respectively, and was $0.5 million and $1.6 million during the same periods in 2024, respectively. The corresponding tax benefit relating to this expense was $0.1 million and $0.4 million for the three and nine month periods ended September 30, 2025, respectively and $0.1 million and $0.3 million for the same periods in 2024. Total expense recognized for non-employee director share based payments was $0.07 million and $0.19 million during the three and nine month periods ended September 30, 2025, respectively, and was $0.06 million and $0.18 million during the same periods in 2024, respectively. The corresponding tax benefit relating to this expense was $0.02 million and $0.04 million for the three and nine month periods ended September 30, 2025, respectively and $0.01 million and $0.04 million during the same periods in 2024.
At September 30, 2025, the total expected compensation cost related to non-vested restricted stock and PSUs not yet recognized was $3.4 million. The weighted-average period over which this amount will be recognized is 2.0 years.
A summary of outstanding stock option grants and related transactions follows:

	Number of Shares	Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregated Intrinsic Value
				(In thousands)
Outstanding at January 1, 2025	5,583	$13.43
Granted	—
Exercised	(2,793)	13.43
Forfeited	—
Expired	—
Outstanding at September 30, 2025	2,790	$13.43	1.4	$49

Vested and expected to vest at September 30, 2025	2,790	$13.43	1.4	$49
Exercisable at September 30, 2025	2,790	$13.43	1.4	$49
A summary of outstanding non-vested stock and related transactions follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2025	266,986	$24.64
Granted	69,383	37.17
Vested	(73,512)	27.04
Forfeited	(11,391)	23.98
Outstanding at September 30, 2025	251,466	$27.68

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Certain information regarding options exercised during the periods follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Intrinsic value	$—	$—	$64	$91
Cash proceeds received	$—	$—	$—	$—
Tax benefit realized	$—	$—	$13	$19
9.    Income Tax
Income tax expense was $3.7 million and $3.5 million during the three month periods ended September 30, 2025 and 2024, respectively and $11.0 million and $11.9 million during the nine months ended September 30, 2025 and 2024, respectively. Our actual federal income tax expense is different than the amount computed by applying our statutory income tax rate to our income before income tax primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance. In addition, the three and nine month periods ending September 30, 2025 include reductions of $0.01 million and $0.31 million, respectively, of income tax expense related to the impact of the excess value of stock awards that vested and stock options that were exercised as compared to the initial fair values that were expensed. These amounts during the same periods in 2024 were $0.01 million and $0.12 million, respectively.
We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. The ultimate realization of this asset is primarily based on generating future income. We concluded at September 30, 2025, September 30, 2024 and December 31, 2024 that the realization of substantially all of our deferred tax assets continues to be more likely than not.
At both September 30, 2025 and December 31, 2024, we had approximately $0.2 million, respectively, of gross unrecognized tax benefits. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the remainder of 2025.
10.    Regulatory Matters
Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits. As of September 30, 2025, the Bank had positive undivided profits of $215.1 million. It is not our intent to have dividends paid in amounts that would reduce the capital of our Bank to levels below those which we consider prudent or that would not be in accordance with guidelines of regulatory authorities.
We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can result in certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our interim condensed consolidated financial statements. In addition, capital adequacy rules include a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. To avoid limits on capital distributions and certain discretionary bonus payments we must meet the minimum ratio for adequately capitalized institutions plus the buffer. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of September 30, 2025 and December 31, 2024, categorized our Bank as well capitalized and exceeding the minimum ratio for adequately capitalized institutions plus the capital conservation buffer. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our actual capital amounts and ratios follow (1):

	Actual		Minimum for Adequately Capitalized Institutions		Minimum for Well-Capitalized Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2025
Total capital to risk-weighted assets
Consolidated	$610,808	13.66%	$357,706	8.00%	NA	NA
Independent Bank	561,840	12.58	357,199	8.00	$446,499	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$554,774	12.41%	$268,280	6.00%	NA	NA
Independent Bank	505,884	11.33	267,899	6.00	$357,199	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$516,151	11.54%	$201,210	4.50%	NA	NA
Independent Bank	505,884	11.33	200,925	4.50	$290,224	6.50%

Tier 1 capital to average assets
Consolidated	$554,774	10.07%	$220,377	4.00%	NA	NA
Independent Bank	505,884	9.19	220,083	4.00	$275,104	5.00%

December 31, 2024
Total capital to risk-weighted assets
Consolidated	$622,444	14.22%	$350,113	8.00%	NA	NA
Independent Bank	567,254	12.99	349,335	8.00	$436,668	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$527,616	12.06%	$262,585	6.00%	NA	NA
Independent Bank	512,546	11.74	262,001	6.00	$349,335	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$489,044	11.17%	$196,939	4.50%	NA	NA
Independent Bank	512,546	11.74	196,501	4.50	$283,834	6.50%

Tier 1 capital to average assets
Consolidated	$527,616	9.85%	$214,332	4.00%	NA	NA
Independent Bank	512,546	9.58	214,112	4.00	$267,640	5.00%
_______________________________________

(1)	These ratios do not reflect a capital conservation buffer of 2.50% at September 30, 2025 and December 31, 2024.
NA - Not applicable

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
	(In thousands)
Total shareholders' equity	$490,742	$454,686	$480,475	$478,188
Add (deduct)
Accumulated other comprehensive loss for regulatory purposes	54,832	64,146	54,832	64,146
Goodwill and other intangibles	(29,423)	(29,788)	(29,423)	(29,788)
Common equity tier 1 capital	516,151	489,044	505,884	512,546
Qualifying trust preferred securities	38,623	38,572	—	—
Tier 1 capital	554,774	527,616	505,884	512,546
Subordinated debt	—	40,000	—	—
Allowance for credit losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	56,034	54,828	55,956	54,708
Total risk-based capital	$610,808	$622,444	$561,840	$567,254

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
We used the following methods and significant assumptions to estimate fair value:
Securities: Where quoted market prices are available in an active market, securities are classified as Level 1 of the valuation hierarchy. We currently do not have any Level 1 securities. If quoted market prices are not available for the specific security, then fair values are estimated by (1) using quoted market prices of securities with similar characteristics, (2) matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices, or (3) a discounted cash flow analysis whose significant fair value inputs can generally be verified and do not typically involve judgment by management. These securities are classified as Level 2 of the valuation hierarchy and

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
primarily include agency securities, private label mortgage-backed securities, other asset backed securities, obligations of states and political subdivisions, trust preferred securities and corporate securities.
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
Other real estate: At the time of acquisition, other real estate is recorded at fair value, less estimated costs to sell, which becomes the property’s new basis. Subsequent write-downs to reflect declines in value since the time of acquisition may occur from time to time and are recorded in net gains (losses) on other real estate and repossessed assets, which is part of non-interest expense - other in the interim Condensed Consolidated Statements of Operations. The fair value of the property used at and subsequent to the time of acquisition is typically determined by a third party appraisal of the property. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and typically result in a Level 3 classification of the inputs for determining fair value.
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
	(In thousands)
September 30, 2025:
Measured at Fair Value on a Recurring Basis
Assets
Securities available for sale
U.S. agency	$8,071	$—	$8,071	$—
U.S. agency residential mortgage-backed	78,196	—	78,196	—
U.S. agency commercial mortgage-backed	7,455	—	7,455	—
Private label mortgage-backed	41,936	—	41,936	—
Other asset backed	32,129	—	32,129	—
Obligations of states and political subdivisions	279,615	—	279,615	—
Corporate	54,200	—	54,200	—
Trust preferred	981	—	981	—
Loans held for sale	11,654	—	11,654	—
Capitalized mortgage loan servicing rights	31,522	—	—	31,522
Derivatives (1)	32,106	—	32,106	—
Liabilities
Derivatives (2)	20,729	—	20,729	—

Measured at Fair Value on a Non-recurring Basis:
Assets
Collateral dependent loans (3)
Commercial
Commercial and industrial	8,386	—	—	8,386
Commercial real estate	10,892	—	—	10,892
Mortgage
1-4 family owner occupied - non-jumbo	661	—	—	661
1-4 family non-owner occupied	9	—	—	9
1-4 family - 2nd lien	198	—	—	198
Resort lending	37	—	—	37
Installment
Boat lending	205	—	—	205
Recreational vehicle lending	139	—	—	139
Other	57	—	—	57
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
	(In thousands)
December 31, 2024:
Measured at Fair Value on a Recurring Basis
Assets
Securities available for sale
U.S. agency	$8,159	$—	$8,159	$—
U.S. agency residential mortgage-backed	71,137	—	71,137	—
U.S. agency commercial mortgage-backed	11,641	—	11,641	—
Private label mortgage-backed	70,035	—	70,035	—
Other asset backed	38,516	—	38,516	—
Obligations of states and political subdivisions	288,791	—	288,791	—
Corporate	69,921	—	69,921	—
Trust preferred	982	—	982	—
Loans held for sale	7,643	—	7,643	—
Capitalized mortgage loan servicing rights	46,796	—	—	46,796
Derivatives (1)	37,059	—	37,059	—
Liabilities
Derivatives (2)	18,623	—	18,623	—

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the Nine Month Periods Ended September 30 for items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Net Gains (losses) on Assets	Mortgage Loan Servicing, net	Total Change in Fair Values Included in Current Period Earnings
	Mortgage Loans
	(In thousands)
2025
Loans held for sale	$38	$—	$38
Capitalized mortgage loan servicing rights	—	(4,984)	(4,984)

2024
Loans held for sale	215	—	215
Capitalized mortgage loan servicing rights	—	(4,995)	(4,995)
For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the interim Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets.
The following represent impairment charges recognized during the three and nine month periods ended September 30, 2025 and 2024 relating to assets measured at fair value on a non-recurring basis:
•Loans that are individually evaluated using the fair value of collateral for collateral dependent loans had a carrying amount of $20.6 million, which is net of a valuation allowance of $5.7 million at September 30, 2025, and had a carrying amount of $5.5 million, which is net of a valuation allowance of $2.3 million at December 31, 2024. The provision for credit losses included in our results of operations relating to collateral dependent loans was a net expense of $1.3 million and $0.9 million for the three month periods ending September 30, 2025 and 2024, respectively, and a net expense of $3.3 million and $2.0 million for the nine month periods ending September 30, 2025 and 2024, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
A reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Capitalized Mortgage Loan Servicing Rights
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Beginning balance	$32,053	$44,406	$46,796	$42,243
Total gains (losses) realized and unrealized:
Included in results of operations	(1,479)	(5,378)	(4,984)	(4,995)
Included in results of operations - gain on sale(1)	(61)	—	(233)	—
Included in other comprehensive loss	—	—	—	—
Purchases, issuances, settlements, maturities and calls	948	1,176	2,766	2,956
Sales(1)	61	—	(12,823)	—
Transfers in and/or out of Level 3	—	—	—	—
Ending balance	$31,522	$40,204	$31,522	$40,204

Amount of total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30	$(1,479)	$(5,378)	$(4,984)	$(4,995)
(1)     On January 31, 2025 we sold $931.6 million of mortgage loan servicing rights (26.3% of total servicing portfolio) and transferred the servicing on March 3, 2025. This sale represented approximately $13.1 million (27.9%) of the total capitalized mortgage loan servicing right asset. While there remains a customary hold back of final settlement funds of approximately $0.6 million relating to this transaction, we are not aware of any issues that will have a material impact on this final payment. We have until the first quarter, 2026 to receive this final payment. Transaction expenses relating to this sale were approximately $0.2 million and was expensed during the first nine months of 2025.
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

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)
September 30, 2025
Capitalized mortgage loan servicing rights	$31,522	Present value of net servicing revenue	Discount rate	9.50% to 31.06%	9.93%
			Cost to service	$69 to $817	$80
			Ancillary income	20 to 30	21
			Float rate	3.68%	3.68%
			Prepayment rate	5.39% to 32.90%	9.80%
December 31, 2024
Capitalized mortgage loan servicing rights	$46,796	Present value of net servicing revenue	Discount rate	10.00% to 19.15%	10.37%
			Cost to service	$70 to $817	$79
			Ancillary income	20 to 30	20
			Float rate	4.33%	4.33%
			Prepayment rate	5.40% to 28.28%	7.54%

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)
September 30, 2025
Collateral dependent loans
Commercial	$7,272	Discounting financial statement and machinery and equipment appraised values	Discount rates used	40.0% to 70.0%	48.0%
	12,006	Sales comparison approach	Adjustment for differences between comparable sales	(18.0) to 42.0	(1.0)
Mortgage and Installment(1)	1,306	Sales comparison approach	Adjustment for differences between comparable sales	(28.0) to 16.9	(1.6)

December 31, 2024
Collateral dependent loans
Commercial	$3,478	Discounting financial statement and machinery and equipment appraised values	Discount rates used	45.0% to 55.0%	50.5%
	859	Sales comparison approach	Adjustment for differences between comparable sales	(20.0) to 35.0	(1.4)
Mortgage and Installment(1)	1,176	Sales comparison approach	Adjustment for differences between comparable sales	(22.0) to 21.7	(0.4)

(1)
In addition to the valuation techniques and unobservable inputs discussed above, at September 30, 2025 and December 31, 2024 certain collateral dependent installment loans totaling approximately $0.40 million and $0.29 million, respectively, are secured by collateral other than real estate. For the majority of these loans, we apply internal discount rates to industry valuation guides.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
September 30, 2025	$11,654	$116	$11,538
December 31, 2024	7,643	78	7,565

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The estimated recorded book balances and fair values follow:

			Fair Value Using
	Recorded Book Balance	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
September 30, 2025
Assets
Cash and due from banks	$56,378	$56,378	$56,378	$—	$—
Interest bearing deposits	152,308	152,308	152,308	—	—
Securities available for sale	502,583	502,583	—	502,583	—
Securities held to maturity	321,450	293,242	—	293,242	—
Federal Home Loan Bank and Federal
Reserve Bank Stock	18,102	NA	NA	NA	NA
Net loans and loans held for sale	4,147,478	3,991,609	—	11,654	3,979,955
Accrued interest receivable	19,270	19,270	250	4,863	14,157
Derivative financial instruments	32,106	32,106	—	32,106	—

Liabilities
Deposits with no stated maturity (1)	$3,911,405	$3,911,405	$3,911,405	$—	$—
Deposits with stated maturity (1)	947,750	946,153	—	946,153	—
Other borrowings	2,006	1,673	—	1,673	—
Subordinated debentures	39,847	39,585	—	39,585	—
Accrued interest payable	3,245	3,245	323	2,922	—
Derivative financial instruments	20,729	20,729	—	20,729	—

December 31, 2024
Assets
Cash and due from banks	$56,984	$56,984	$56,984	$—	$—
Interest bearing deposits	62,898	62,898	62,898	—	—
Securities available for sale	559,182	559,182	—	559,182	—
Securities held to maturity	339,436	301,860	—	301,860	—
Federal Home Loan Bank and Federal
Reserve Bank Stock	16,099	NA	NA	NA	NA
Net loans and loans held for sale	3,987,089	3,772,862	—	7,643	3,765,219
Accrued interest receivable	19,113	19,113	46	5,606	13,461
Derivative financial instruments	37,059	37,059	—	37,059	—

Liabilities
Deposits with no stated maturity (1)	$3,806,185	$3,806,185	$3,806,185	$—	$—
Deposits with stated maturity (1)	847,903	845,534	—	845,534	—
Other borrowings	45,009	44,996	—	44,996	—
Subordinated debt	39,586	40,412	—	40,412	—
Subordinated debentures	39,796	40,235	—	40,235	—
Accrued interest payable	3,109	3,109	374	2,735	—
Derivative financial instruments	18,623	18,623	—	18,623	—

(1)
Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $867.422 million and $797.224 million at September 30, 2025 and December 31, 2024, respectively. Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $113.693 million and $109.807 million at September 30, 2025 and December 31, 2024, respectively.

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
Because of the very limited liquidity for the Class B-1 shares (prior to completion of the exchange offer) and uncertainty regarding the likelihood, ultimate timing, and eventual exchange rate for Class B-1 shares into Class A shares, we were carrying these shares at zero (prior to the completion of the exchange offer), representing cost basis less impairment. In light of the continued uncertainty regarding the likelihood, ultimate timing, and eventual exchange rate for Class B-2 shares into Class A shares, we are carrying the Class B-2 shares at zero at both September 30, 2025 and December 31, 2024, representing cost basis less impairment. However, given the current conversion ratio of 1.5223 Class A shares for every 1 Class B-2 share and the closing price of Visa Class A shares on October 27, 2025 of $347.82 per share, our 6,283 Class B-2 shares would have a current “value” of approximately $3.3 million.
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
14.    Accumulated Other Comprehensive Loss (“AOCL”)
A summary of changes in AOCL follows:

	Unrealized Losses on Securities AFS	Unrealized Losses on Securities Transferred to Securities HTM (1)	Dispropor- tionate Tax Effects from Securities AFS	Unrealized Gains (Losses) on Derivative Instruments	Total
	(In thousands)
For the three months ended September 30,
2025
Balances at beginning of period	$(51,816)	$(11,489)	$(5,798)	$(784)	$(69,887)
Other comprehensive income (loss) before reclassifications	9,066	614	—	(932)	8,748
Amounts reclassified from AOCL	27	—	—	482	509
Net current period other comprehensive income (loss)	9,093	614	—	(450)	9,257
Balances at end of period	$(42,723)	$(10,875)	$(5,798)	$(1,234)	$(60,630)

2024
Balances at beginning of period	$(49,482)	$(14,084)	$(5,798)	$(1,464)	$(70,828)
Other comprehensive income before reclassifications	9,340	646	—	2,168	12,154
Amounts reclassified from AOCL	114	—	—	308	422
Net current period other comprehensive income	9,454	646	—	2,476	12,576
Balances at end of period	$(40,028)	$(13,438)	$(5,798)	$1,012	$(58,252)

For the nine months ended September 30,
2025
Balances at beginning of period	$(49,301)	$(12,775)	$(5,798)	$(2,070)	$(69,944)
Other comprehensive income (loss) before reclassifications	6,298	1,900	—	(383)	7,815
Amounts reclassified from AOCL	280	—	—	1,219	1,499
Net current period other comprehensive income	6,578	1,900	—	836	9,314
Balances at end of period	$(42,723)	$(10,875)	$(5,798)	$(1,234)	$(60,630)

2024
Balances at beginning of period	$(51,113)	$(15,408)	$(5,798)	$177	$(72,142)
Other comprehensive income before reclassifications	10,758	1,970	—	41	12,769
Amounts reclassified from AOCL	327	—	—	794	1,121
Net current period other comprehensive income	11,085	1,970	—	835	13,890
Balances at end of period	$(40,028)	$(13,438)	$(5,798)	$1,012	$(58,252)
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
A summary of reclassifications out of each component of AOCL for the three months ended September 30 follows:

AOCL Component	Amount Reclassified From AOCL	Affected Line Item in Interim Condensed Consolidated Statements of Operations
(In thousands)
2025
Unrealized losses on securities available for sale
	$(36)	Net losses on securities available for sale
	(9)	Income tax expense
	$(27)	Reclassifications, net of tax

Unrealized gains (losses) on derivative instruments
	$(606)	Interest income
	4	Interest expense
(610)
	(128)	Income tax expense
	$(482)	Reclassifications, net of tax

	$(509)	Total reclassifications for the period, net of tax

2024
Unrealized losses on securities available for sale
	$(145)	Net losses on securities available for sale
	(31)	Income tax expense
	$(114)	Reclassifications, net of tax

Unrealized gains (losses) on derivative instruments
	$(390)	Interest income
	(82)	Income tax expense
	$(308)	Reclassifications, net of tax

	$(422)	Total reclassifications for the period, net of tax

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of reclassifications out of each component of AOCL for the nine months ended September 30 follows:

AOCL Component	Amount Reclassified From AOCL	Affected Line Item in Interim Condensed Consolidated Statements of Operations
(In thousands)
2025
Unrealized losses on securities available for sale
	$(355)	Net losses on securities available for sale
	(75)	Income tax expense
	$(280)	Reclassifications, net of tax

Unrealized gains (losses) on derivative instruments
	$(1,535)	Interest income
	8	Interest expense
(1,543)
	(324)	Income tax expense
	$(1,219)	Reclassifications, net of tax

	$(1,499)	Total reclassifications for the period, net of tax

2024
Unrealized losses on securities available for sale
	$(414)	Net losses on securities available for sale
	(87)	Income tax expense
	$(327)	Reclassifications, net of tax

Unrealized gains (losses) on derivative instruments
	$(1,005)	Interest income
	211	Income tax expense
	$(794)	Reclassifications, net of tax

	$(1,121)	Total reclassifications for the period, net of tax

15.    Revenue from Contracts with Customers
We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. We derive the majority of our revenue from financial instruments and their related contractual rights and obligations which for the most part are excluded from the scope of this topic. These sources of revenue that are excluded from the scope of this topic include interest income, net gains on mortgage loans, net losses on securities AFS, mortgage loan servicing, net and bank owned life insurance and were approximately 88.2% and 88.3% of total revenues for the nine month periods ending September 30, 2025 and 2024, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Material sources of revenue that are included in the scope of this topic include service charges on deposit accounts, other deposit related income, interchange income and investment and insurance commissions and are discussed in the following paragraphs. Generally these sources of revenue are earned at the time the service is delivered or over the course of a monthly period and do not result in any contract asset or liability balance at any given period end. As a result, there were no contract assets or liabilities recorded as of September 30, 2025 and December 31, 2024, respectively.
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
Net (gains) losses on other real estate and repossessed assets: We record a gain or loss from the sale of other real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. If we were to finance the sale of other real estate to the buyer, we would assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction is probable. Once these criteria are met, the other real estate asset would be derecognized and the gain or loss on sale would be recorded upon the transfer of control of the property to the buyer. There were no other real estate properties sold during the nine month periods ending September 30, 2025 and 2024 that were financed by us.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Three months ending September 30, 2025
	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
	(In thousands)
Retail
Overdraft fees	$2,333	$—	$—	$—	$2,333
Account service charges	685	—	—	—	685
ATM fees	—	413	—	—	413
Other	—	153	—	—	153
Business
Overdraft fees	113	—	—	—	113
ATM fees	—	13	—	—	13
Other	—	113	—	—	113
Interchange income	—	—	4,157	—	4,157
Asset management revenue	—	—	—	413	413
Transaction based revenue	—	—	—	527	527

Total	$3,131	$692	$4,157	$940	$8,920

Reconciliation to interim Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$692
Investment and insurance commissions					940
Bank owned life insurance (1)					288
Other (1)					1,217
Total					$3,137
(1)Excluded from the scope of ASC Topic 606.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Three months ending September 30, 2024
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
Nine months ending September 30, 2025	(In thousands)
Retail
Overdraft fees	$6,634	$—	$—	$—	$6,634
Account service charges	1,951	—	—	—	1,951
ATM fees	—	1,169	—	—	1,169
Other	—	506	—	—	506
Business
Overdraft fees	341	—	—	—	341
ATM fees	—	35	—	—	35
Other	—	327	—	—	327
Interchange income	—	—	10,674	—	10,674
Asset management revenue	—	—	—	1,214	1,214
Transaction based revenue	—	—	—	1,290	1,290

Total	$8,926	$2,037	$10,674	$2,504	$24,141

Reconciliation to interim Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$2,037
Investment and insurance commissions					2,504
Bank owned life insurance (1)					881
Other (1)					3,683
Total					$9,105
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
Leases are classified as operating or finance leases at the lease commencement date (we did not have any finance leases as of September 30, 2025 and December 31, 2024). Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. The ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of the lease payment over the lease term.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.
The cost components of our operating leases follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Operating lease cost	$352	$349	$1,037	$1,044
Variable lease cost	2	10	12	32
Short-term lease cost	16	23	55	70
Total	$370	$382	$1,104	$1,146
Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities.
Supplemental balance sheet information related to our operating leases follows:

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Lease right of use asset (1)	$6,473	$5,971
Lease liabilities (2)	$6,717	$6,338

Weighted average remaining lease term (years)	6.97	7.07
Weighted average discount rate	4.4%	3.7%
(1)Included in Accrued income and other assets in our interim Condensed Consolidated Statements of Financial Condition.
(2)Included in Accrued expenses and other liabilities in our interim Condensed Consolidated Statements of Financial Condition.
Maturity analysis of our lease liabilities at September 30, 2025 based on required contractual payments follows:

(In thousands)

Three months ending December 31, 2025	$343
2026	1,310
2027	1,166
2028	1,110
2029	1,112
2030 and thereafter	2,844
Total lease payments	7,885
Less imputed interest	(1,168)
Total	$6,717

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
Segment performance is evaluated using consolidated net income, earnings per share, and return on average assets. Information reported internally for performance assessment by the chief operating decision maker is as follows, inclusive of reconciliations of significant segment totals to the interim condensed consolidated financial statements for the three and nine month periods ended September 30, 2025 and 2024.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended September 30, 2025
	Independent Bank	Other(1)	Eliminations	Total
	(In thousands)
INTEREST INCOME
Interest and fees on loans	$61,254	$—	$71	$61,325
Interest on securities	6,427	—	—	6,427
Other investments	1,538	343	(343)	1,538
Total Interest Income	69,219	343	(272)	69,290
INTEREST EXPENSE
Deposits	22,315	—	(343)	21,972
Other borrowings and subordinated debt and debentures	139	1,818	—	1,957
Total Interest Expense	22,454	1,818	(343)	23,929
Net Interest Income	46,765	(1,475)	71	45,361
Provision for credit losses	1,991	—	—	1,991
Net Interest Income After Provision for Credit Losses	44,774	(1,475)	71	43,370
NON-INTEREST INCOME
Interchange income	4,157	—	—	4,157
Service charges on deposit accounts	3,131	—	—	3,131
Net gains on mortgage loans	1,425	—	49	1,474
Mortgage loan servicing, net	74	—	—	74
Other	3,010	310	(219)	3,101
Total Non-interest Income	11,797	310	(170)	11,937
NON-INTEREST EXPENSE
Compensation and employee benefits	21,016	144	(35)	21,125
Data processing	3,764	20	—	3,784
Occupancy, net	2,121	6	—	2,127
Interchange expense	1,180	—	—	1,180
Furniture, fixtures and equipment	891	1	—	892
Advertising	523	3	—	526
FDIC deposit insurance	615	—	—	615
Legal and professional	546	136	—	682
Loan and collection	618	—	—	618
Communications	460	5	—	465
Other	1,915	202	—	2,117
Total Non-interest Expense	33,649	517	(35)	34,131
Income Before Income Tax	22,922	(1,682)	(64)	21,176
Income tax expense	4,122	(435)	(13)	3,674
Net Income	$18,800	$(1,247)	$(51)	$17,502

OTHER SEGMENT DISCLOSURES
Depreciation	1,125	—	—	1,125
Amortization	121	—	—	121
Total assets	5,486,851	538,943	(532,681)	5,493,113
(1)    Includes amounts relating to our parent company and certain insignificant operations.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended September 30, 2024
	Independent Bank	Other(1)	Eliminations	Total
	(In thousands)
INTEREST INCOME
Interest and fees on loans	$58,345	$—	$65	$58,410
Interest on securities	7,906	—	—	7,906
Other investments	2,018	487	(487)	2,018
Total Interest Income	68,269	487	(422)	68,334
INTEREST EXPENSE
Deposits	24,949	—	(487)	24,462
Other borrowings and subordinated debt and debentures	552	1,466	—	2,018
Total Interest Expense	25,501	1,466	(487)	26,480
Net Interest Income	42,768	(979)	65	41,854
Provision for credit losses	1,488	—	—	1,488
Net Interest Income After Provision for Credit Losses	41,280	(979)	65	40,366
NON-INTEREST INCOME
Interchange income	4,146	—	—	4,146
Service charges on deposit accounts	3,085	—	—	3,085
Net gains on mortgage loans	2,125	—	52	2,177
Mortgage loan servicing, net	(3,130)	—	—	(3,130)
Other	3,142	275	(187)	3,230
Total Non-interest Income	9,368	275	(135)	9,508
NON-INTEREST EXPENSE
Compensation and employee benefits	19,951	129	(32)	20,048
Data processing	3,360	19	—	3,379
Occupancy, net	1,887	6	—	1,893
Interchange expense	1,149	—	—	1,149
Furniture, fixtures and equipment	931	1	—	932
Advertising	580	1	—	581
FDIC deposit insurance	664	—	—	664
Legal and professional	607	80	—	687
Loan and collection	657	—	—	657
Communications	514	5	—	519
Other	1,888	186	—	2,074
Total Non-interest Expense	32,188	427	(32)	32,583
Income Before Income Tax	18,460	(1,131)	(38)	17,291
Income tax expense	3,725	(237)	(7)	3,481
Net Income	$14,735	$(894)	$(31)	$13,810

OTHER SEGMENT DISCLOSURES
Depreciation	1,283	—	—	1,283
Amortization	129	—	—	129
Total assets	5,254,269	541,422	(536,423)	5,259,268
(1)    Includes amounts relating to our parent company and certain insignificant operations.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Nine Months Ended September 30, 2025
	Independent Bank	Other(1)	Eliminations	Total
	(In thousands)
INTEREST INCOME
Interest and fees on loans	$178,419	$—	$209	$178,628
Interest on securities	19,802	—	—	19,802
Other investments	3,882	1,082	(1,082)	3,882
Total Interest Income	202,103	1,082	(873)	202,312
INTEREST EXPENSE
Deposits	64,471	—	(1,082)	63,389
Other borrowings and subordinated debt and debentures	585	4,677	—	5,262
Total Interest Expense	65,056	4,677	(1,082)	68,651
Net Interest Income	137,047	(3,595)	209	133,661
Provision for credit losses	4,212	—	—	4,212
Net Interest Income After Provision for Credit Losses	132,835	(3,595)	209	129,449
NON-INTEREST INCOME
Interchange income	10,674	—	—	10,674
Service charges on deposit accounts	8,926	—	—	8,926
Net gains on mortgage loans	5,231	—	177	5,408
Mortgage loan servicing, net	(72)	—	—	(72)
Other	8,429	938	(617)	8,750
Total Non-interest Income	33,188	938	(440)	33,686
NON-INTEREST EXPENSE
Compensation and employee benefits	62,329	409	(107)	62,631
Data processing	11,302	58	—	11,360
Occupancy, net	6,378	18	—	6,396
Interchange expense	3,476	—	—	3,476
Furniture, fixtures and equipment	2,568	2	—	2,570
Advertising	2,213	7	—	2,220
FDIC deposit insurance	1,963	—	—	1,963
Legal and professional	1,325	336	—	1,661
Loan and collection	2,148	—	—	2,148
Communications	1,507	19	—	1,526
Other	5,609	595	—	6,204
Total Non-interest Expense	100,818	1,444	(107)	102,155
Income Before Income Tax	65,205	(4,101)	(124)	60,980
Income tax expense	12,232	(1,195)	(26)	11,011
Net Income	$52,973	$(2,906)	$(98)	$49,969

OTHER SEGMENT DISCLOSURES
Depreciation	3,721	1	—	3,722
Amortization	365	—	—	365
Total assets	5,486,851	538,943	(532,681)	5,493,113
(1)    Includes amounts relating to our parent company and certain insignificant operations.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Nine Months Ended September 30, 2024
	Independent Bank		Other(1)	Eliminations	Total
	(In thousands)
INTEREST INCOME
Interest and fees on loans	$170,050		$—	$189	$170,239
Interest on securities	24,661		—	—	24,661
Other investments	4,898		1,320	(1,320)	4,898
Total Interest Income	199,609		1,320	(1,131)	199,798
INTEREST EXPENSE
Deposits	71,468		—	(1,320)	70,148
Other borrowings and subordinated debt and debentures	1,856		4,397	—	6,253
Total Interest Expense	73,324		4,397	(1,320)	76,401
Net Interest Income	126,285		(3,077)	189	123,397
Provision for credit losses	2,251		—	—	2,251
Net Interest Income After Provision for Credit Losses	124,034		(3,077)	189	121,146
NON-INTEREST INCOME
Interchange income	10,698		—	—	10,698
Service charges on deposit accounts	8,894		—	—	8,894
Net gains on mortgage loans	4,750		—	124	4,874
Mortgage loan servicing, net	1,686		—	—	1,686
Other	10,809		754	(474)	11,089
Total Non-interest Income	36,837		754	(350)	37,241
NON-INTEREST EXPENSE
Compensation and employee benefits	61,795		356	(82)	62,069
Data processing	9,836		55	—	9,891
Occupancy, net	5,835	0	18	—	5,853
Interchange expense	3,373		—	—	3,373
Furniture, fixtures and equipment	2,831		3	—	2,834
Advertising	1,854		6	—	1,860
FDIC deposit insurance	2,141		—	—	2,141
Legal and professional	1,417		300	—	1,717
Loan and collection	1,868		—	—	1,868
Communications	1,617		16	—	1,633
Other	4,306		564	—	4,870
Total Non-interest Expense	96,873		1,318	(82)	98,109
Income Before Income Tax	63,998		(3,641)	(79)	60,278
Income tax expense	12,765		(800)	(16)	11,949
Net Income	$51,233		$(2,841)	$(63)	$48,329

OTHER SEGMENT DISCLOSURES
Depreciation	3,879		2	—	3,881
Amortization	387		—	—	387
Total assets	5,254,269		541,422	(536,423)	5,259,268
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

It is against this backdrop that we discuss our results of operations and financial condition for the third quarter of 2025 as compared to earlier periods.
RESULTS OF OPERATIONS
Summary. We recorded net income of $17.5 million and $13.8 million during the three months ended September 30, 2025 and 2024, respectively. The increase in 2025 third quarter results as compared to 2024 is due primarily to a $3.6 million favorable change in the fair value due to price of capitalized mortgage loan servicing rights and a $3.5 million increase in the net interest income that were partially offset by a $1.5 million increase in non-interest expense.
We recorded net income of $50.0 million and $48.3 million during the nine months ended September 30, 2025 and 2024, respectively. The increase in 2025 year-to-date results as compared to 2024 is primarily due to a $10.3 million increase in net interest income that was partially offset by a $4.0 million increase in non-interest expense, a $2.0 million increase in the provision for credit losses, a $1.8 million decrease in mortgage loan servicing, net and the prior year including a $2.7 million gain on Visa Inc. common stock.
Key performance ratios

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income (annualized) to
Average assets	1.27%	1.04%	1.24%	1.24%
Average shareholders’ equity	14.57%	12.54%	14.32%	15.42%

Net income per common share
Basic	$0.85	$0.66	$2.40	$2.31
Diluted	0.84	0.65	2.38	2.29

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
Our net interest income totaled $45.4 million during the third quarter of 2025, an increase of $3.5 million, or 8.4% from the year-ago period. This increase primarily reflects a $173.8 million increase in average interest-earning assets and a 17 basis point increase in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”).
For the first nine months of 2025, net interest income totaled $133.7 million, an increase of $10.3 million, or 8.3% from 2024. This increase primarily reflects a $161.6 million increase in average interest-earning assets and a 19 basis point increase in our net interest margin.
The increase in average interest-earning assets in both the three and nine month periods of 2025 as compared to the same periods in 2024 primarily reflects growth in commercial loans funded from decreases in installment loans and securities available for sale and held to maturity as well as an increase in deposits.
The increases in our net interest margin during the three and nine month periods in 2025 is attributed to 27 basis point decreases in interest expense as a percent of average interest-earning assets ("Cost of Funds") that were only partially offset by 10 basis point and eight basis point decreases, respectfully in interest income as a percent of average interest-earning assets ("Asset Yield") during those same periods. These decreases are primarily attributed to the decreases in the federal funds rate since September of 2024. Our Cost of Funds has been positively impacted by deposit pricing sensitivity to the decreases in interest rates discussed above. Our Asset Yield has been negatively impacted by lower rates on variable rate earning assets. However, this impact has been partially offset by the origination of new fixed rate loans at rates higher than those in our current portfolio, as well as a shift in earning asset mix from generally lower rate investment securities to higher rate loans. See Asset/liability management.
Our net interest income is also impacted by our level of non-accrual loans. In the third quarter and first nine months of 2025, non-accrual loans averaged $10.8 million and $8.4 million, respectively. In the third quarter and first nine months of 2024, non-accrual loans averaged $4.5 million and $4.1 million, respectively. In addition, in the third quarter and first nine months of 2025 we had net recoveries of $0.1 million and $0.3 million, respectively of unpaid interest on loans placed on or taken off non-accrual or on loans previously charged-off compared to net recoveries of $0.1 million and $0.5 million, respectively, during the same periods in 2024.

Index
Average Balances and Tax Equivalent Rates

	Three Months Ended September 30,
	2025			2024
	Average Balance	Interest	Rate (2)	Average Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$4,193,925	$61,250	5.81%	$3,901,370	$58,322	5.96%
Tax-exempt loans (1)	7,632	95	4.95	8,584	111	5.14
Taxable securities	573,333	3,660	2.55	665,974	4,502	2.70
Tax-exempt securities (1)	253,029	3,190	5.04	267,776	3,539	5.29
Interest bearing cash	113,660	1,261	4.40	126,039	1,717	5.42
Other investments	18,102	277	6.12	16,099	301	7.48
Interest Earning Assets	5,159,681	69,733	5.38	4,985,842	68,492	5.48
Cash and due from banks	58,099			57,211
Other assets, net	234,143			232,570
Total Assets	$5,451,923			$5,275,623

Liabilities
Savings and interest-bearing checking	$2,850,176	13,282	1.85	$2,763,558	15,621	2.25
Time deposits	930,358	8,690	3.71	804,944	8,841	4.37
Other borrowings	81,490	1,957	9.57	121,182	2,018	6.64
Interest Bearing Liabilities	3,862,024	23,929	2.46	3,689,684	26,480	2.86
Non-interest bearing deposits	1,005,875			1,047,617
Other liabilities	107,602			100,245
Shareholders’ equity	476,422			438,077

Total liabilities and shareholders’ equity	$5,451,923			$5,275,623

Net Interest Income		$45,804			$42,012

Net Interest Income as a Percent of Average Interest Earning Assets			3.54%			3.37%

_________________________________
(1)Interest on tax-exempt loans and securities available for sale is presented on a fully tax equivalent basis assuming a marginal tax rate of 21%.
(2)Annualized

Index
Average Balances and Tax Equivalent Rates

	Nine Months Ended September 30,
	2025			2024
	Average Balance	Interest	Rate	Average Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$4,123,797	$178,407	5.78%	$3,848,092	$169,974	5.90%
Tax-exempt loans (1)	7,141	280	5.25	8,660	335	5.17
Taxable securities	594,769	11,491	2.58	691,327	14,466	2.79
Tax-exempt securities (1)	257,051	9,590	4.97	267,689	10,638	5.30
Interest bearing cash	92,263	3,058	4.43	97,941	3,994	5.45
Other investments	16,731	825	6.57	16,452	904	7.33
Interest Earning Assets	5,091,752	203,651	5.34	4,930,161	200,311	5.42
Cash and due from banks	56,073			54,481
Other assets, net	237,413			235,026
Total Assets	$5,385,238			$5,219,668

Liabilities
Savings and interest-bearing checking	$2,827,773	38,731	1.83	$2,690,359	43,178	2.14
Time deposits	887,385	24,658	3.72	825,984	26,970	4.37
Other borrowings	93,520	5,262	7.51	126,861	6,253	6.58
Interest Bearing Liabilities	3,808,678	68,651	2.41	3,643,204	76,401	2.80
Non-interest bearing deposits	1,001,228			1,053,719
Other liabilities	108,799			104,057
Shareholders’ equity	466,533			418,688

Total liabilities and shareholders’ equity	$5,385,238			$5,219,668

Net Interest Income		$135,000			$123,910

Net Interest Income as a Percent of Average Interest Earning Assets			3.54%			3.35%

_________________________________
(1)Interest on tax-exempt loans and securities available for sale is presented on a fully tax equivalent basis assuming a marginal tax rate of 21%.
(2)Annualized

Index
Reconciliation of Non-GAAP Financial Measures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Net Interest Margin, Fully Taxable Equivalent ("FTE")

Net interest income	$45,361	$41,854	$133,661	$123,397
Add: taxable equivalent adjustment	443	158	1,339	513
Net interest income - taxable equivalent	$45,804	$42,012	$135,000	$123,910
Net interest margin (GAAP) (1)	3.51%	3.35%	3.50%	3.34%
Net interest margin (Non-GAAP FTE) (1)	3.54%	3.37%	3.54%	3.35%
(1)Annualized.
Provision for credit losses. The provision for credit losses was an expense of $1.99 million and an expense of $1.49 million for the three months ended September 30, 2025 and 2024, respectively. During the nine month periods ended September 30, 2025 and 2024, the provision for credit losses was an expense of $4.21 million and an expense of $2.25 million, respectively.
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
The $0.50 million increase in the provision for credit losses expense on loans from the prior year quarter is primarily due to an increase in specific allocations of the ACL on commercial loans including a $13.8 million commercial real estate loan that was put on non-accrual during the quarter as well as an increase in pooled reserves on commercial loans that were partially offset by a two basis point decrease in allocations based on subjective factors. The decrease in the allocation based on subjective factors was due in part to a generally less pessimistic economic outlook including previous expectations of the impact of new tariffs.
The $2.0 million increase in the provision for credit losses expense on loans from the prior year to date period is primarily due to a net increase in specific reserve allocations on commercial loans (see above discussion on commercial specific loans), an increase in net charge-offs in both the retail and commercial loan portfolios and an increase in pooled allocations in the commercial loan portfolio that were partially offset by decreases in pooled and specific allocations in the retail loan portfolio and a decrease in allocations based on subjective factors.
The year to date provision for credit losses on securities HTM in 2025 and 2024 was a credit of $0.040 million and $1.149 million, respectively. The change in provision for credit losses on securities HTM reflects a partial recovery during the first quarter of 2024 of one corporate security (Signature Bank) totaling $1.125 million. See “Securities” below and note #3 to the interim Condensed Consolidated Financial Statements.
Non-interest income. Non-interest income is a significant element in assessing our results of operations. Non-interest income totaled $11.9 million during the third quarter of 2025 compared to $9.5 million in the third quarter of 2024. For the first nine months of 2025, non-interest income totaled $33.7 million compared to $37.2 million for the first nine months of 2024.

Index
The components of non-interest income are as follows:
Non-Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Interchange income	$4,157	$4,146	$10,674	$10,698
Service charges on deposit accounts	3,131	3,085	8,926	8,894
Net gains (losses) on assets
Mortgage loans	1,474	2,177	5,408	4,874
Equity securities at fair value	—	(8)	—	2,685
Securities available for sale	(36)	(145)	(355)	(414)
Mortgage loan servicing, net	74	(3,130)	(72)	1,686
Investment and insurance commissions	940	882	2,504	2,524
Bank owned life insurance	288	197	881	566
Other	1,909	2,304	5,720	5,728
Total non-interest income	$11,937	$9,508	$33,686	$37,241

Mortgage loan activity is summarized as follows:
Mortgage Loan Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Mortgage loans originated	$145,561	$147,516	$401,184	$384,112
Mortgage loans sold (1)	101,615	117,037	279,593	289,395
Net gains on mortgage loans (2)	1,474	2,177	5,408	4,874
Net gains as a percent of mortgage loans sold ("Loan Sales Margin")	1.45%	1.86%	1.93%	1.68%
Fair value adjustments included in the Loan Sales Margin	0.03	0.46	0.32	0.30
(1) Mortgage loan sales in the third quarters of 2025 and 2024 include $4.5 million and $6.6 million, respectively, of portfolio loan transactions. Mortgage loan sales during the first nine months of 2025 and 2024 include $19.9 million and $14.7 million, respectively, of portfolio loan transactions. These transactions were performed for interest rate risk purposes.
(2)    Net gains on mortgage loans in the third quarters of 2025 and 2024 include net gains of $0.07 million and $0.12 million, respectively, from portfolio loan transactions. Net gains during the first nine months of 2025 and 2024 were $0.4 million and $0.3 million, respectively.
Mortgage loans originated and sold in both the quarter and year to date periods ending September 30, were relatively unchanged in 2025 as compared to 2024. These results reflect ongoing sales efforts by our mortgage lending team.
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

Index
Net gains on mortgage loans totaled $1.5 million and $2.2 million during the third quarters of 2025 and 2024, respectively and $5.4 million and $4.9 million during the first nine months of 2025 and 2024, respectively. The decrease from the prior year three month period is attributed to a combination of a lower Loan Sales Margin (due to lower fair value adjustments) and a decrease in the volume of loans sold while the increase during the year to date period is attributed to an increase in the loan sales margin.
Our Loan Sales Margin is impacted by several factors including competition and the manner in which the loan is sold. Net gains on mortgage loans are also impacted by recording fair value accounting adjustments. Excluding these fair value accounting adjustments, the Loan Sales Margin would have been 1.42% and 1.40% in the third quarters of 2025 and 2024, respectively, and would have been 1.61% and 1.38% in the first nine months of 2025 and 2024, respectively. The increase in the Loan Sales Margin (excluding fair value adjustments) during the first nine months of 2025 was generally due in part to higher primary-to-secondary market pricing spreads relative to the same period last year. The contraction of the Loan Sales Margin during the third quarter of 2025 was due in part to certain loan marketing specials during the third quarter of 2025.

Gain on equity securities at fair value totaled zero and $2.7 million during the first nine months of 2025 and 2024, respectively. The gain in 2024 was the consequence of the exchange of our shares of Visa Class B-1 common stock on May 6, 2024 into a combination of Visa Class C common stock and Visa Class B-2 common stock. With the completion of this exchange, we were able to record the fair value of the Visa Class C common stock through income (as it was convertible into publicly traded Visa Class A common stock) while the Visa Class B-2 common stock continues to be carried at zero. See note #13 to the interim Condensed Consolidated Financial Statements.
We recorded a net loss of $0.36 million and $0.41 million on the sale of securities AFS for the first nine months of 2025 and 2024, respectively. We recorded no credit related charges in either 2025 or 2024 on securities AFS. See “Securities” below and note #3 to the interim Condensed Consolidated Financial Statements.
Mortgage loan servicing, net, generated income (expense) of $0.1 million and $(3.1) million in the third quarters of 2025 and 2024, respectively. For the first nine months of 2025 and 2024, mortgage loan servicing, net, generated income (expense) of $(0.1) million and $1.7 million, respectively. The significant variances in mortgage loan servicing, net are primarily due to changes in the fair value of capitalized mortgage loan servicing rights associated with changes in interest rates and the associated expected future prepayment levels and expected float rates as well as a decline in servicing revenue. The decline in revenue, net in the table below is attributed to the sale of approximately $931 million of mortgage servicing rights on January 31, 2025.
Mortgage loan servicing, net activity is summarized in the following table:
Mortgage Servicing Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Mortgage loan servicing, net:	(In thousands)
Revenue, net	$1,614	$2,248	$5,145	$6,681
Fair value change due to price	(576)	(4,155)	(2,328)	(1,979)
Fair value change due to pay-downs	(903)	(1,223)	(2,656)	(3,016)
Loss on sale of originated servicing rights	(61)	—	(233)	—
Total	$74	$(3,130)	$(72)	$1,686

Index
Activity related to capitalized mortgage loan servicing rights is as follows:
Capitalized Mortgage Loan Servicing Rights

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(In thousands)
Balance at beginning of period	$32,053	$44,406	$46,796	$42,243
Originated servicing rights capitalized	948	1,176	2,766	2,956
Change in fair value	(1,479)	(5,378)	(4,984)	(4,995)
Sale of originated servicing rights (1)	61	—	(12,823)	—
Loss on sale of originated servicing rights (1)	(61)	—	(233)	—
Balance at end of period	$31,522	$40,204	$31,522	$40,204
(1)     On January 31, 2025 we sold $931.6 million of mortgage loan servicing rights (26.3% of total servicing portfolio) and transferred the servicing on March 3, 2025. This sale represented approximately $13.1 million (27.9%) of the total capitalized mortgage loan servicing right asset. While there remains a customary hold back of final settlement funds of approximately $0.6 million relating to this transaction, we are not aware of any issues that will have a material impact on this final payment. We have until the first quarter, 2026 to receive this final payment. Transaction expenses relating to this sale were approximately $0.2 million and was expensed during the first quarter of 2025.
At September 30, 2025 we were servicing approximately $2.62 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 4.49% and a weighted average service fee of approximately 25.6 basis points. Capitalized mortgage loan servicing rights at September 30, 2025 totaled $31.5 million, representing approximately 120.3 basis points on the related amount of mortgage loans serviced for others.
As summarized in the table above, the decrease in capitalized mortgage loan servicing rights during the first nine months of 2025 is primarily attributed to the originated mortgage loan servicing rights sale. This transaction was executed in part to reduce the amount of exposure the bank had to rate variances that may impact the mortgage servicing right asset valuation in future periods. With this sale, it is expected mortgage loan servicing, net will decrease commensurate with the amount of servicing sold relative to the same periods in 2024. While the magnitude of fair value adjustments would also be expected to decrease, those adjustments are dependent upon factors that are harder to predict.
Bank owned life insurance increased by $0.1 million and $0.3 million in the third quarter and first nine months of 2025, respectively compared to the same prior year periods due to an increase in crediting rate.
Other income in the table above decreased by $0.4 million in the third quarter of 2025, as compared to the same prior year period due to lower commercial loan swap fees.
Non-interest expense. Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure.
Non-interest expense increased by $1.5 million to $34.1 million and increased by $4.0 million to $102.2 million during the three- and nine-month periods ended September 30, 2025, respectively, compared to the same periods in 2024.

Index
The components of non-interest expense are as follows:
Non-Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Compensation	$13,916	$13,264	$40,723	$39,931
Performance-based compensation	2,900	3,426	9,979	10,787
Payroll taxes and employee benefits	4,309	3,358	11,929	11,351
Compensation and employee benefits	21,125	20,048	62,631	62,069
Data processing	3,784	3,379	11,360	9,891
Occupancy, net	2,127	1,893	6,396	5,853
Interchange expense	1,180	1,149	3,476	3,373
Furniture, fixtures and equipment	892	932	2,570	2,834
Advertising	526	581	2,220	1,860
Loan and collection	618	657	2,148	1,868
FDIC deposit insurance	615	664	1,963	2,141
Legal and professional	682	687	1,661	1,717
Communications	465	519	1,526	1,633
Taxes, licenses and fees	335	347	951	891
Director fees	265	235	773	709
Amortization of intangible assets	121	129	365	387
Provision (recovery) for loss reimbursement on sold loans	(5)	24	(22)	26
Net gains (losses) on other real estate and repossessed assets	39	14	(77)	(170)
Other	1,362	1,325	4,214	3,027
Total non-interest expense	$34,131	$32,583	$102,155	$98,109
Compensation and employee benefits expenses, in total, increased $1.1 million on a quarterly comparative basis and increased $0.6 million for the first nine months of 2025 compared to the same periods in 2024.
Compensation expense increased by $0.7 million and $0.8 million in the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024. These comparative increases in 2025 were primarily due to salary increases that were predominantly effective on January 1, 2025, that were partially offset by deferred loan origination costs due in part to higher commercial loan volume and higher per loan costs as well as a decrease in mortgage lending and other retail personnel.
Performance-based compensation decreased by $0.5 million and $0.8 million in the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024. The decrease is due in part to lower expected incentive compensation payout for salaried and hourly employees.
Payroll taxes and employee benefits increased by $1.0 million and $0.6 million in the third quarter and first nine months of 2025, respectively, compared to the same periods in 2024, due primarily to increases in employee medical insurance costs and retirement costs.
Data processing expense increased by $0.4 million and $1.5 million in the third quarter and first nine months of 2025, respectively, compared to the same prior year periods due in part to core data processor annual asset growth and CPI related cost increases as well as new solutions implemented during this time frame.
Occupancy, net increased by $0.2 million and $0.5 million in the third quarter and first nine months of 2025, respectively, compared to the same prior year periods due in part to higher snow removal costs, utility costs and higher depreciation expense due to a new location.

Index
Other expense increased by $1.2 million in the first nine months of 2025, due primarily to costs related to the capitalized mortgage loan servicing right sale (nine month period - see “Non-interest income” above), higher fraud related losses, real estate property write down, higher travel and expense costs and higher Michigan Corporate Income Tax (due to an increase in taxable base).
Income tax expense. We recorded an income tax expense of $3.7 million and $11.0 million in the third quarter and the first nine months of 2025, respectively. This compares to an income tax expense of $3.5 million and $11.9 million in the third quarter and the first nine months of 2024, respectively. The changes in expense for the first nine months of 2025 compared to the same period in 2024 is primarily due to changes in pretax income that was partially offset by an increase in non-taxable income and certain low income housing and solar tax credits.
Our actual income tax expense is different than the amount computed by applying our statutory income tax rate to our income before income tax primarily due to tax-exempt interest income, tax-exempt income from the increase in the cash surrender value on life insurance, differences in the value of stock awards that vest and stock options that are exercised as compared to the initial fair values that were expensed and certain low income housing and solar tax credits.
We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. The ultimate realization of this asset is primarily based on generating future income. We concluded at September 30, 2025 and 2024 and at December 31, 2024, that the realization of substantially all of our deferred tax assets continues to be more likely than not.
FINANCIAL CONDITION
Summary. Our total assets increased by $155.0 million during the first nine months of 2025. Loans, excluding loans held for sale, were $4.20 billion at September 30, 2025, compared to $4.04 billion at December 31, 2024. Commercial loans and mortgage loans increased while installment loans decreased during the first nine months of 2025. (See “Portfolio Loans and asset quality.”) Securities available for sale and securities held to maturity together totaled $824.0 million at September 30, 2025, a decline of $74.6 million since December 31, 2024.
Deposits totaled $4.86 billion at September 30, 2025, an increase of $205.1 million from December 31, 2024. The increase in deposits from December 31, 2024, is due to increases in savings and interest-bearing checking, reciprocal, time and brokered time deposits that were partially offset by a decrease in non-interest bearing deposits.
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

Index
Securities Available for Sale

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Securities available for sale	(In thousands)
September 30, 2025	$556,662	$415	$54,494	$502,583
December 31, 2024	621,588	343	62,749	559,182
Securities Held to Maturity

	Carrying Value	Transferred Unrealized Loss (1)	ACL	Amortized Cost	Unrealized		Fair Value
					Gains	Losses
	(In thousands)
Securities held to maturity
September 30, 2025	$321,450	$13,766	$92	$335,308	$43	$42,109	$293,242
December 31, 2024	339,436	16,171	132	355,739	28	53,907	301,860
(1)Represents the remaining unrealized loss to be accreted on securities that were transferred from AFS to HTM on April 1, 2022.
Securities AFS in unrealized loss positions are evaluated quarterly for impairment related to credit losses. For securities AFS in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities AFS that do not meet this criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, adverse conditions specifically related to the security and the issuer and the impact of changes in market interest rates on the market value of the security, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, net of applicable taxes. No ACL for securities AFS was needed at September 30, 2025. The decrease in unrealized losses during the third quarter and first nine months of 2025 is primarily attributed to a decrease in interest rates since December 31, 2024. See note #3 to the interim Condensed Consolidated Financial Statements included within this report for further discussion.
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

Index
Sales of securities available for sale were as follows (See “Non-interest income.”):
Sales of Securities Available for Sale

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(In thousands)
Proceeds	$4,225	$2,158	$30,581	$39,431
Gross gains	—	—	37	14
Gross losses	36	145	392	428
Net losses	$(36)	$(145)	$(355)	$(414)
Equity Securities at Fair Value
On May 6, 2024, we exchanged 12,566 shares of Visa Inc. Class B-1 common stock (all of the Class B-1 shares we owned) for 2,493 shares of Visa Inc. Class C common stock and 6,283 shares of Visa Inc. Class B-2 common stock pursuant to an exchange offer conducted by Visa. With the completion of the exchange, we recorded a gain related to the Class C shares of $2.7 million based on the conversion privilege of those shares and the closing price of the Class A shares on May 3, 2024 (the exchange expiration date) of $268.49 per share. Subsequent to the exchange, we sold all of our Class C shares. See note #13 to the interim Condensed Consolidated Financial Statements included within this report for further discussion.
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
A summary of our Portfolio Loans follows:

	September 30, 2025	December 31, 2024
	(In thousands)
Real estate(1)
Residential first mortgages	$1,294,990	$1,284,322
Residential home equity and other junior mortgages	205,530	179,857
Construction and land development	252,955	322,092
Other(2)	1,323,789	1,126,720
Consumer	551,747	579,345
Commercial	565,934	542,742
Agricultural	3,338	3,747
Total loans	$4,198,283	$4,038,825
_________________________________
(1)Includes both residential and non-residential commercial loans secured by real estate.
(2)Includes loans secured by multi-family residential and non-farm, non-residential property.

Index
Non-performing assets

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Non-accrual loans	$22,598	$7,792
Loans 90 days or more past due and still accruing interest	—	—
Subtotal	22,598	7,792
Less: Government guaranteed loans	2,243	1,790
Total non-performing loans	20,355	6,002
Other real estate and repossessed assets	589	938
Total non-performing assets	$20,944	$6,940

As a percent of Portfolio Loans
Non-performing loans	0.48%	0.15%
Allowance for credit losses	1.49	1.47
Non-performing assets to total assets	0.38	0.13
Allowance for credit losses as a percent of non-performing loans	306.85%	989.32%
Non-performing loans have increased as a percent of Portfolio Loans since year-end 2024, primarily due to the addition of one commercial real estate loan during the third quarter of 2025. See note #4.
Other real estate and repossessed assets totaled $0.59 million and $0.94 million at September 30, 2025, and December 31, 2024, respectively.
We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.
The following tables reflect activity in our ACL on loans, securities and unfunded lending commitments as well as the allocation of our ACL on loans.
Allowance for credit losses on loans and unfunded lending commitments

	Nine months ended September 30,
	2025			2024
	Loans	Securities	Unfunded Commitments	Loans	Securities	Unfunded Commitments
	(Dollars in thousands)
Balance at beginning of period	$59,379	$132	$5,131	$54,658	$157	$5,504
Additions (deductions)
Provision for credit losses	4,252	(40)	—	3,400	(1,149)	—
Recoveries credited to allowance	1,604	—	—	2,106	1,125	—
Assets charged against the allowance	(2,776)	—	—	(2,720)	—	—
Recoveries included in non-interest expense	—	—	(190)	—	—	(676)
Balance at end of period	$62,459	$92	$4,941	$57,444	$133	$4,828

Net loans charged against the allowance to average Portfolio Loans	0.04%			0.02%

Index
Allocation of the Allowance for Credit Losses on Loans

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Specific allocations	$5,661	$2,300
Pooled analysis allocations	46,092	45,929
Additional allocations based on subjective factors	10,706	11,150
Total	$62,459	$59,379
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
The ACL increased $3.1 million to $62.5 million at September 30, 2025 from $59.4 million at December 31, 2024, and was equal to 1.49% of total Portfolio Loans at September 30, 2025, compared to 1.47% at December 31, 2024.
Since December 31, 2024, the ACL related to specific loans increased $3.4 million due primarily to one commercial loan addition. The ACL related to pooled analysis of loans increased $0.2 million due primarily to commercial loan growth that was only partially offset by a refinement in prepayment assumptions on mortgage loans that included a breakdown between fixed and variable rate loans. The ACL related to subjective factors decreased $0.4 million due primarily to a two basis point decrease in the allocation rate that was partially offset by commercial loan growth during the first nine months of 2025. The decrease in the allocation based on subjective factors was due in part to a generally less pessimistic economic outlook including previous expectations of the impact of new tariffs.
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
Deposits totaled $4.86 billion and $4.65 billion at September 30, 2025, and December 31, 2024, respectively. The increase in balances during the first nine months of 2025 is due to increases in savings and interest-bearing checking, reciprocal, time and brokered time deposits that were partially offset by a decrease in non-interest bearing deposits. Reciprocal deposits totaled $981.1 million and $907.0 million at September 30, 2025 and December 31, 2024, respectively. These deposits represent demand, money market and time deposits from our customers that have been placed through IntraFi Network. This service allows our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.
We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be susceptible to outflow. Data relating to our deposit portfolios (excluding brokered time) follows:

Index

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Uninsured deposits (1)	$1,139,186	$1,059,909
Uninsured deposits as a percentage of deposits	24.3%	23.3%
Average deposit account size	$22.20	$21.14
Balance of top 100 largest depositors	$1,146,569	$1,062,255
Balance of top 100 depositors as a percentage of deposits, excluding brokered time deposits	24.5%	23.4%
(1) These amounts exclude intercompany related deposits of $48.4 million and $54.8 million at September 30, 2025 and December 31, 2024, respectively. Uninsured deposits reported in our Call Report at September 30, 2025 and December 31, 2024 totaled $1,187.5 million and $1,114.7 million, respectively.
We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.
Other borrowings, comprised primarily of FHLB borrowings, totaled $2.0 million and $45.0 million at September 30, 2025, and December 31, 2024, respectively.
As described above, we have utilized wholesale funding, including federal funds purchased, FHLB and FRB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At September 30, 2025, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $1.16 billion, or 23.8% of total funding (deposits and all borrowings, excluding subordinated debt and debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all. Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.
We historically employed derivative financial instruments to manage our exposure to changes in interest rates. During the first nine months of 2025 and 2024, we entered into $117.9 million and $136.0 million (aggregate notional amounts), respectively, of interest rate swaps with commercial loan customers, which were offset with interest rate swaps that the Bank entered into with a broker-dealer. We recorded $1.39 million and $1.52 million of fee income related to these transactions during the first nine months of 2025 and 2024, respectively. See note #6 to the interim Condensed Consolidated Financial Statements included within this report for more information on our derivative financial instruments.
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
Our primary sources of funds include our deposit base, secured advances from the FHLB and FRB, federal funds purchased, borrowing facilities with other banks, and access to the capital markets (for Brokered CDs). At September 30, 2025, in addition to liquidity available from our normal operating, funding and investing activities we had unused credit lines with the FHLB and FRB of approximately $1.152 billion and $468.8 million, respectively. We also had approximately $465.9 million in fair value of unpledged securities AFS and HTM at September 30, 2025, which could be pledged for an estimated additional borrowing capacity at the FHLB and FRB of approximately $437.3 million.
At September 30, 2025, we had $946.2 million of time deposits that mature in the next 12 months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $3.91 billion of our deposits at September 30,

Index
2025, were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.
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
We also believe that the available cash on hand at the parent company (including time deposits) of approximately $48.2 million as of September 30, 2025, provides sufficient liquidity resources at the parent company to meet operating expenses, to make interest payments on the subordinated debentures and, along with dividends from the Bank, to pay projected cash dividends on our common stock.
Effective management of capital resources is critical to our mission to create value for our shareholders. In addition to common stock, our capital structure also currently includes cumulative trust preferred securities and prior to the end of the third quarter of 2025, also included subordinated debt.
Capitalization

	September 30, 2025	December 31, 2024
	(In thousands)
Subordinated debt	$—	$39,586
Subordinated debentures	39,847	39,796
Amount not qualifying as regulatory capital	(1,224)	(810)
Amount qualifying as regulatory capital	38,623	78,572
Shareholders’ equity
Common stock	311,770	318,777
Retained earnings	239,602	205,853
Accumulated other comprehensive loss	(60,630)	(69,944)
Total shareholders’ equity	490,742	454,686
Total capitalization	$529,365	$533,258
In May 2020, we issued $40.0 million of fixed to floating subordinated notes with a ten year maturity and a five year call option. The initial coupon rate was 5.95% fixed for five years and then floated at the Secured Overnight Financing Rate (“SOFR”) plus 5.825% beginning May 31, 2025. These subordinated notes were presented in the interim Condensed Consolidated Statement of Financial Condition under the caption “Subordinated debt” and presented net of remaining unamortized deferred issuance costs that were being amortized through the maturity date into interest expense on other borrowings and subordinated debt and debentures in our interim Condensed Consolidated Statements of Operations. On September 2, 2025 we redeemed our $40 million floating subordinated notes. As a result, we accelerated the remaining unamortized net issuance costs of $0.36 million during the third quarter of 2025 into interest expense as described above. This redemption did not affect our status as well-capitalized for regulatory purposes or have a material impact on our liquidity resources.
We currently have four special purpose entities with $39.8 million of outstanding cumulative trust preferred securities as of September 30, 2025. These special purpose entities issued common securities and provided cash to our parent company that in turn issued subordinated debentures to these special purpose entities equal to the trust preferred securities and common securities. The subordinated debentures represent the sole asset of the special purpose entities. The common

Index
securities and subordinated debentures are included in our interim Condensed Consolidated Statements of Financial Condition.
The FRB has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at September 30, 2025, and December 31, 2024.
Common shareholders’ equity increased to $490.7 million at September 30, 2025, from $454.7 million at December 31, 2024. The increase is primarily due to earnings retention and a decrease in accumulated other comprehensive loss. Our tangible common equity (“TCE”) totaled $461.3 million and $424.9 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 8.44% and 8.00% at September 30, 2025, and December 31, 2024, respectively. TCE and the ratio of TCE to tangible assets are non-GAAP measures. TCE represents total common equity less goodwill and other intangible assets.
In December 2024, our Board of Directors authorized a 2025 share repurchase plan. Under the terms of the 2025 share repurchase plan, we are authorized to buy back up to 1,100,000, or approximately 5% of our outstanding common stock. During the first nine months of 2025, we repurchased 266,008 shares of common stock, for an aggregate purchase price of $7.8 million. There were no shares repurchased during the first nine months of 2024.
We currently pay a quarterly cash dividend on our common stock. These dividends totaled $0.78 per share and $0.72 per share in the first nine months of 2025 and 2024, respectively. We generally favor a dividend payout ratio between 30% and 50% of net income.
As of September 30, 2025 and December 31, 2024, our Bank (and holding company) continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards (also see note #10 to the interim Condensed Consolidated Financial Statements included within this report).
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
We employ simulation analyses to monitor our interest-rate risk profile and evaluate potential changes in our net interest income and market value of portfolio equity that result from changes in interest rates. The purpose of these simulations is to identify sources of interest-rate risk. The simulations do not anticipate any actions that we might initiate in response to changes in interest rates and, accordingly, the simulations do not provide a reliable forecast of anticipated results. The simulations are predicated on immediate, permanent and parallel shifts in interest rates and generally assume that current loan and deposit pricing relationships remain constant. The simulations further incorporate assumptions relating to changes in customer behavior, including changes in prepayment rates on certain assets and liabilities. At September 30, 2025, our longer term interest rate risk measure based on changes in economic value indicates exposure to rising rates. Interest rate sensitivity under this measure has decreased from December 31, 2024 due to a decline in asset duration and a higher base value. Asset duration declined due to a shift in the asset mix to shorter duration loans (primarily variable rate commercial loans). In addition, at September 30, 2025 our simulation base-rate scenario for economic value increased from December 31, 2024. The increase was due primarily to an increase in the Bank’s tangible equity and an improvement in medium to long duration asset values given a decline in interest rates. The increase in asset values outpaced the increase in market value for longer duration deposits. We are carefully monitoring the change in our funding mix as well as the composition of our earning assets and the impact of potential future changes in interest rates on our changes in economic value and changes in net interest income. As a result, we may add some longer-term borrowings, may utilize derivatives (interest rate swaps, interest rate caps and interest rate floors) and may continue to sell some fixed rate jumbo and other portfolio mortgage loans in the future.

Index
CHANGES IN ECONOMIC VALUE, NET INTEREST INCOME AND NET INTEREST MARGIN

Change in Interest Rates	Economic Value(1)	Percent Change	Net Interest Income(2)	Percent Change	Net Interest Margin(3)	Percent Change
	(Dollars in thousands)
September 30, 2025
200 basis point rise	$676,500	(5.31)%	$198,000	2.86%	3.79%	2.99%
100 basis point rise	697,300	(2.39)	195,600	1.61	3.74	1.63
Base-rate scenario	714,400	—	192,500	—	3.68	—
100 basis point decline	719,200	0.67	190,300	(1.14)	3.64	(1.09)
200 basis point decline	706,300	(1.13)	188,100	(2.29)	3.60	(2.17)

December 31, 2024
200 basis point rise	$566,000	(9.76)%	$185,500	1.64%	3.65%	1.67%
100 basis point rise	598,600	(4.56)	184,400	1.04	3.63	1.11
Base-rate scenario	627,200	—	182,500	—	3.59	—
100 basis point decline	650,000	3.64	181,800	(0.38)	3.58	(0.28)
200 basis point decline	661,300	5.44	181,600	(0.49)	3.58	(0.28)
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
(2)Simulation analyses calculate the change in net interest income under immediate parallel shifts in interest rates over the next twelve months, based upon a static interim Condensed Consolidated Statement of Financial Condition, which includes debt and related financial derivative instruments, and do not consider loan fees or loan origination costs.
(3)Simulation analyses calculate the change in tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”) under immediate parallel shifts in interest rates over the next twelve months, based upon a static interim Condensed Consolidated Statement of Financial Condition, which includes debt and related financial derivative instruments, and do not consider loan fees or loan origination costs.
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

Index
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
Item 4.
CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures.
With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended September 30, 2025, have concluded that, as of such date, our disclosure controls and procedures were effective.
(b)Changes in Internal Controls.
During the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of the Company's common stock in lieu of fees otherwise payable to the director for his or her service as a director. A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board. Pursuant to this Plan, during the third quarter of 2025, the Company issued 332 shares of common stock to non-employee directors on a current basis and 1,765 shares of common stock to the trust for distribution to directors on a deferred basis. These shares were issued on July 1, 2025 representing aggregate fees of $0.06 million. The shares on a current basis were issued at a price of $32.41 per share and the shares on a deferred basis were issued at a price of $29.17 per share, representing 90% of the fair value of the shares on the credit date. The price per share was the consolidated closing bid price per share of the Company's common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules. The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.
The following table shows certain information relating to repurchases of common stock for the three-months ended September 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
July 2025	—		—	847,724
August 2025	13,789	30.10	13,732	833,992
September 2025	1,180	32.97	—	833,992
Total	14,969	$30.33	13,732	833,992
(1) August and September include 57 shares and 1,180 shares, respectively, withheld from the shares that would otherwise have been issued to certain officers in order to satisfy the tax withholding obligations resulting from the vesting of restricted stock.

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

Date	November 5, 2025	By	/s/ Gavin A. Mohr
Gavin A. Mohr, Principal Financial Officer

Date	November 5, 2025	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer