Form 10-K
period 2025-12-31
INDEPENDENT BANK CORP /MI/
filed 2026-03-06
CIK 39311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2025 or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________to_____________

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
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2025, was $655,032,770.

The number of shares outstanding of the registrant's common stock as of March 5, 2026 was 20,588,446

Documents incorporated by reference: Portions of our definitive proxy statement and annual report, to be delivered to shareholders in connection with the April 21, 2026 Annual Meeting of Shareholders, are incorporated by reference into Part I, Part II, Part III, and Part IV of this Form 10-K.
The Exhibit Index appears on Pages 25-26

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
Our bank transacts business in the single industry of commercial banking. It offers a broad range of banking services to individuals and businesses, including checking and savings accounts, commercial lending, direct and indirect consumer financing, mortgage lending, and safe deposit box services. Our bank does not offer trust services. Our principal markets are the rural and suburban communities across Lower Michigan, which are served by the bank's main office in Grand Rapids, Michigan, and a total of 56 branches, one drive-thru facility, and five Michigan based loan production offices. We also have one loan production facility in Ohio (Fairlawn). Most of our bank's branches provide full-service lobby and drive-thru services, as well as automatic teller machines (ATMs). In addition, we provide internet and mobile banking capabilities to our customers. We continue to see customer transaction volume declining at our bank offices and increasing through our electronic channels.
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
As of December 31, 2025, our bank had total loans (excluding loans held for sale) of $4.276 billion and total deposits of $4.762 billion.
As of December 31, 2025, we had 735 full-time employees and 91 part-time employees. We compete for talent and human resources with other financial services organizations within our geographic market, which is largely the lower peninsula of Michigan. We strive to be an employer of choice by offering competitive compensation and benefits as well as fostering strong employee relations through our culture, training and growth opportunities, and similar measures. As a community-oriented bank, we believe it is especially important for our employees to engage with the communities in our market areas, and we encourage and provide opportunities for our employees to volunteer with local organizations in the markets served by our bank branches.
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

ITEM 1.    BUSINESS (continued)
On a consolidated basis, our principal sources of revenue are interest and fees on loans, other interest income, and non-interest income. The sources of revenue for the three most recent years are as follows:

	2025	2024	2023
Interest and fees on loans	75.7%	70.7%	68.1%
Other interest income	9.8	11.8	14.4
Non-interest income	14.5	17.4	17.5
	100.0%	100.0%	100.0%
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
Under current federal regulations, our holding company is required to maintain the following minimum capital ratios: (1) a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, (2) a minimum ratio of Tier 1 capital to risk-weighted assets of 6%, (3) a minimum ratio of total capital to total risk-weighted assets of 8%, and (4) a minimum leverage ratio of 4%. A 2.5% common equity Tier 1 capital conservation buffer is also required. As of December 31, 2025, our holding company's capital ratios exceeded minimum requirements for the well-capitalized category.
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
Our Tier 1 capital as of December 31, 2025 includes $38.6 million of trust preferred securities (classified on our Consolidated Statements of Financial Condition as "Subordinated debentures"). The Federal Reserve has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities and certain other capital elements is limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit could be included in the Tier 2 capital, subject to restrictions. The provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act adopted in 2010 (the "Dodd-Frank Act") imposed additional limitations on the

ITEM 1.    BUSINESS (continued)
ability to include trust preferred securities as Tier 1 capital; however, these additional limitations do not apply to our outstanding trust preferred securities.
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

ITEM 1.    BUSINESS (continued)
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
As of December 31, 2025, our bank's ratios exceeded minimum requirements for the well-capitalized category.
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

ITEM 1.    BUSINESS (continued)
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
Community Reinvestment Act. The Community Reinvestment Act (CRA) requires federal banking regulators to assess the record of financial institutions in meeting the credit needs of the communities they serve, including low- and moderate-income neighborhoods, consistent with safe and sound operations. In October 2023, federal banking regulators issued a final rule to modernize and strengthen CRA regulations. The final rule includes revised assessment area standards, new retail lending and community development tests, and updated data collection and reporting requirements. The federal banking regulators have proposed rescinding the new rules and are currently applying the prior regulatory framework under the CRA. Our bank has a longstanding commitment to community development and reinvestment in the areas it serves and continually monitors developments related to CRA requirements.
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
One Big Beautiful Bill. In 2025, Congress enacted H.R. 1, the Reconciliation Act of 2025 (commonly referred to as the "One Big Beautiful Bill"), which contains numerous provisions affecting financial institutions, their customers, and the broader economy. The legislation makes permanent many of the individual and business tax provisions originally enacted in the Tax Cuts and Jobs Act of 2017, including the reduced individual income tax rates, the increased standard deduction, the 20% qualified business income deduction for pass-through entities under section 199A, the increased estate and gift tax exemption, and 100% bonus depreciation for qualified property. The legislation also modifies the business interest deduction limitation under Section 163(j) to restore the add-back of depreciation, amortization, and depletion when calculating adjusted taxable income, and increases the Section 179 expensing limit to $2.5 million.
The legislation includes several provisions that may directly benefit our bank and its customers. The state and local tax ("SALT") deduction cap is increased from $10,000 to $40,000 for tax years 2025 and 2026, which may positively affect our customers in Michigan and support residential real estate demand in our service area. Additionally, the legislation provides that 25% of interest received by qualified lenders, including FDIC-insured depository institutions, on loans secured by agricultural or rural real estate is excluded from gross income. The legislation also creates new deductions for qualified tips, qualified overtime compensation, and interest on loans for U.S.-assembled passenger vehicles, which may affect consumer financial capacity and demand for certain loan products.
With respect to financial institution regulation, the legislation reduces the CFPB’s funding cap from 12% to 6.5% of the Federal Reserve System's combined earnings, which may result in reduced CFPB enforcement activity and rulemaking.

ITEM 1.    BUSINESS (continued)
The legislation also imposes a 1% excise tax on certain outbound cash remittance transfers, which may impose compliance and collection obligations on financial institutions that serve as remittance transfer providers.
The ultimate impact of this legislation on our operations, financial condition, and results of operations will depend on the implementation of these provisions by the applicable regulatory and taxing authorities and cannot yet be fully determined.
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
ITEM 1A.    RISK FACTORS
Investing in our common stock involves risks, including (among others) the following factors:
Risk Factors Relating to the Financial Services Industry

Pressures from various global and national macroeconomic events, including heightened inflation, uncertainty regarding future interest rates, foreign currency exchange rate fluctuations, recent adverse weather conditions and natural disasters, ongoing conflict in the Middle East, the continuation of the Russia-Ukraine war, and potential governmental responses to these events have created, and continue to create, significant economic uncertainty and could materially and adversely impact our financial condition and performance. In addition, pursuit of new initiatives announced by the Trump administration may create some degree of volatility in our customers’ businesses, regulation of the financial services industry, and the markets in which we operate.
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
Additional regulatory focus on the financial services industry is common in connection with an economic downturn, as the industry experienced following the most recent financial crisis. As a result, the adverse effects on our business relating to any future economic downturn could be exacerbated by additional regulations and regulatory scrutiny that accompanied or followed any such downturn. We can neither predict when or whether future regulatory or legislative reforms will be enacted nor what their contents will be. The impact of any future legislation or regulatory actions on our businesses or operations cannot be determined at this time, and such impact may adversely affect us. It is difficult to predict what impact the Trump administration will have on these risks. Any actions by the administration to scale back regulations or regulatory oversight may become subject to judicial or other challenges, which may increase the degree of uncertainty associated with this risk factor.

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
Our use of artificial intelligence and machine learning technologies may expose us to regulatory, operational, and competitive risks.
We use artificial intelligence ("AI") and machine learning technologies in certain aspects of our operations. While these technologies can provide significant benefits, they also present risks that could adversely affect our business. AI systems may produce inaccurate or biased outputs, which could result in regulatory compliance failures. The use of AI in lending decisions is subject to increasing regulatory scrutiny, particularly with respect to fair lending requirements under the Equal Credit Opportunity Act and the Fair Housing Act. Regulators may challenge the use of AI models that produce results that are based upon potential bias, even if such impacts are unintentional. Additionally, we face competitive pressures from fintech companies and other financial institutions that may be able to deploy AI technologies more aggressively or effectively than we can. Errors or failures in AI systems could result in operational disruptions, financial losses, reputational harm, or regulatory sanctions. As AI technology continues to evolve rapidly, there is significant uncertainty regarding future regulatory requirements and industry standards applicable to the use of AI by financial institutions. The regulatory landscape for AI in banking is still developing, and new regulations or guidance could require us to modify or discontinue certain uses of AI, incur significant compliance costs, or face enforcement actions.
A significant portion of our deposits are uninsured, which could result in funding pressures and liquidity constraints during times of financial stress.
A portion of our deposits exceeds the $250,000 FDIC insurance limit. As of December 31, 2025, our estimated uninsured deposits totaled approximately $1.176 billion, representing approximately 24.8% of our total deposits. Uninsured deposits may be more likely to be withdrawn during times of financial stress, which could result in funding pressures and liquidity constraints. In 2023, the failures of Silicon Valley Bank and Signature Bank highlighted the risks associated with high concentrations of uninsured deposits, as rapid deposit withdrawals contributed to those institutions' failures. We believe our depositor base is relatively diversified, and we take steps to manage uninsured deposit risk, including monitoring deposit concentrations, diversifying funding sources, and maintaining access to contingent liquidity facilities. However, there can be no assurance these measures will be effective in preventing deposit outflows during periods of market stress. A significant loss of deposits could require us to seek alternative funding sources, which may be more expensive or unavailable on acceptable terms, and could adversely affect our liquidity, financial condition, and results of operations.

Our concentration in commercial real estate loans exposes us to increased credit risk and regulatory scrutiny.
As of December 31, 2025, our loans secured by commercial real estate (CRE) totaled approximately $1.055 billion representing approximately 24.7% of our total loan portfolio. The commercial real estate market has experienced increased stress with higher interest rates and changes in tenant demand adversely affecting property values and cash flows in certain segments of the CRE market. Regulatory agencies have increased their scrutiny of CRE lending concentrations, particularly with respect to office properties and other property types experiencing elevated stress. An extended period of stress in the commercial real estate market could result in increased loan delinquencies, higher credit losses, and reduced collateral values, which could adversely affect our financial condition and results of operations. We actively monitor our CRE portfolio and underwriting standards; however, there can be no assurance that these measures will be sufficient to avoid losses.
We rely on third-party service providers for critical business functions, which exposes us to operational, cybersecurity, and regulatory risks.
We rely on third-party service providers for significant components of our business operations, including core data processing systems, payment processing, cybersecurity monitoring, and other critical functions. Our core data processing systems are largely outsourced to third-party providers. This reliance on third parties creates concentration risk, as disruptions to our key service providers' operations, financial condition, or security could directly impact our ability to serve customers and conduct business. Cybersecurity incidents affecting our third-party vendors could result in unauthorized access to customer data, operational disruptions, and regulatory liability. In addition, our third-party providers may fail to comply with applicable laws and regulations, which could expose us to regulatory sanctions and reputational harm. Contract negotiations with critical vendors may result in unfavorable terms, and we may have limited ability to switch providers without significant cost and operational disruption. Regulatory agencies increasingly scrutinize financial institutions' third-party risk management practices, and we may face increased compliance costs and regulatory expectations in this area. Failure to effectively manage third-party risks could adversely affect our business, financial condition, and results of operations.
Operational difficulties, including failure of technology infrastructure and the increasing occurrence and sophistication of attempts at fraudulent activity, could adversely affect our business and operations.
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
The financial services industry is also experiencing a rapid increase in the frequency and sophistication of fraudulent attacks, driven by the proliferation of AI-powered tools, deepfake technology, and organized, transnational crime rings. We are subject to evolving, complex threats designed to bypass traditional security controls. Our failure to successfully anticipate or mitigate these evolving schemes could lead to increased financial losses, higher operational costs, regulatory penalties, and significant reputational damage.
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
The operations of financial institutions such as us are dependent to a large degree on net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Prevailing economic conditions; the trade, fiscal and monetary policies of the federal government, which have the potential to change significantly with the Trump administration; and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which in turn significantly affect financial institutions' net interest income. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as federal government and corporate securities and other investment vehicles, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions. Our financial results could be materially adversely impacted by changes in financial market conditions.
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
Our loan customers may not repay their loans according to their respective terms, and the collateral securing the payment of these loans may be insufficient to cover any losses we may incur. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Non-performing loans amounted to $23.1 million and $6.0 million at December 31, 2025, and December 31, 2024, respectively. Our allowance for credit losses coverage ratio of non-performing loans was 274.33% and 989.32% at December 31, 2025, and December 31, 2024, respectively. The decrease in this coverage ratio in 2025 was primarily due to an increase in commercial non-performing loans that was partially offset by an increase in the allowance for credit losses. In determining the size of the allowance for credit losses, we rely on our experience and our evaluation of current economic conditions. If our assumptions or judgments prove to be incorrect, our current allowance for credit losses may not be sufficient to cover certain credit losses inherent in our loan portfolio, and adjustments may be necessary to account for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance for credit losses would adversely impact our operating results.
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
We maintain diversified securities portfolios, which include obligations of the Treasury and government-sponsored agencies as well as securities issued by states and political subdivisions, mortgage-backed securities, corporate securities and asset-backed securities. We seek to limit credit losses in our securities portfolios by principally purchasing highly rated securities (generally rated "AA" or higher by a major debt rating agency) and by conducting due diligence on the issuer. However, gross unrealized losses on securities available for sale and securities held to maturity in our portfolio totaled approximately $51.4 million and $39.8 million, respectively as of December 31, 2025 (compared to approximately $62.7 million and $53.9, respectively as of December 31, 2024). We believe these unrealized losses are temporary in nature and are expected to be recovered within a reasonable time period as we believe we have the ability to hold the securities to maturity or until such time as the unrealized losses reverse. We evaluate securities available for sale for impairment related to credit losses at least quarterly and more frequently when economic or market concerns warrant such evaluation. Those evaluations may result in a provision for credit losses recorded in our earnings. We measure expected credit losses on securities held to maturity ("HTM") on a collective basis by major security type with each type sharing similar risk characteristics, and we consider historical credit loss information. We may, in the future, experience losses in our securities portfolios which may result in credit losses that could materially adversely affect our results of operations.
Our mortgage-banking revenues are susceptible to substantial variations, due in part to factors we do not control, such as market interest rates.
A portion of our revenues are derived from net gains on mortgage loans. These net gains primarily depend on the volume of loans we sell, which in turn depends on our ability to originate real estate mortgage loans and the demand for fixed-rate obligations and other loans that are outside of our established interest-rate risk parameters. Net gains on mortgage loans are also dependent upon economic and competitive factors as well as our ability to effectively manage exposure to changes in interest rates. Consequently, they can often be a volatile part of our overall revenues. We realized net gains of $6.8 million on mortgage loans during 2025 compared to $6.6 million during 2024 and $7.4 million during 2023.
An adverse outcome in certain overdraft fee litigation that has been brought against the bank could have a material adverse effect on our results of operations.
We are currently a defendant in three putative class action lawsuits challenging aspects of our overdraft and/or insufficient funds fee practices, including allegations that fees were assessed in circumstances where transactions were authorized on a positive balance but later settled against a negative balance and/or that multiple fees were charged on re-presented items. For additional information, please see Note 11 – Commitments and Contingent Liabilities in the Notes to Consolidated Financial Statements in our annual report, to be delivered to shareholders in connection with the April 21, 2026 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K) for more information. An adverse outcome in any of these matters, through judgment or settlement, could result in monetary damages, restitution, remedial relief requiring changes to our products, disclosures, and systems, and an increase in legal and compliance costs, any of which could be material to our results of operations. Similar lawsuits against other financial institutions nationwide have resulted in substantial settlements, and plaintiffs’ firms continue to actively pursue these claims. Recent public settlements in overdraft-related litigation include payments by multiple institutions, reflecting the potential exposure in this area.
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
Emerging digital assets and technologies may disrupt our business and adversely affect our results.
Rapid innovation in financial technology - including stablecoins and other digital assets, distributed ledger technologies, real‑time payment networks, embedded banking, and artificial intelligence - may change how consumers and businesses store value, make payments, access credit, and obtain financial services. These innovations could reduce our deposits (e.g., if customers hold value in stablecoins rather than bank accounts), compress or eliminate payment‑related and interchange revenues, and increase competition from non‑bank providers and larger technology firms with greater resources and scale. They may also require significant investments in systems, talent, cybersecurity, vendor oversight, and compliance, and expose us to new operational, fraud, liquidity, Bank Secrecy Act/anti‑money laundering, consumer protection, and third‑party risks. Legal and regulatory frameworks applicable to digital assets and related activities remain uncertain and may evolve rapidly; changes could restrict our ability to participate in or provide services to these markets, or increase our compliance costs and potential liabilities. If we are unable to adapt our products, pricing, and technology in a timely and cost‑effective manner, or if customers migrate to alternative platforms, our growth, funding, net interest margin, fee income, and overall financial condition could be materially and adversely affected.
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
We have identified certain accounting policies as being critical because they require us to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. We have established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are subject to internal controls and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding management's judgments and the estimates pertaining to these matters, we cannot guarantee that we will not be required to adjust accounting policies or restate prior period financial statements. See note #1, "Accounting Policies" in the Notes to Consolidated Financial Statements in our annual report, to be delivered to shareholders in connection with the April 21, 2026 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K).
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.    CYBERSECURITY
Cybersecurity Risk Assessment, Identification, and Management Processes
Our cybersecurity processes have been integrated into our risk management system.
We employ a comprehensive cybersecurity risk assessment program designed to evaluate threats, vulnerabilities, and the potential impact on our operations, data, and financial condition. This program is regularly reviewed and updated to address emerging risks. Our process for addressing risk is based on banking industry best practices outlined by the FFIEC and in National Institute of Standards and Technology (“NIST”) frameworks.
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
We maintain policies and procedures to oversee and identify cybersecurity risks associated with our third-party service providers, especially those with access to customer and employee data. Our selection and oversight of these providers incorporate cybersecurity considerations, including contractual and other mechanisms to mitigate risks. Our third-party oversight process follows published best practices and frameworks from NIST and FFIEC to account for risks throughout the entire engagement with our third-party vendors.
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
Our Board of Directors and Chief Executive Officer, in collaboration with our Chief Operating Officer and Chief Risk Officer, oversee cybersecurity processes, risks, and threats.

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
With regard to cybersecurity specifically, we have a Chief Information Security Officer who reports directly to our Chief Operating Officer, with a dotted-line reporting relationship to our Chief Executive Officer, and collaborates regularly with our Chief Risk Officer and Risk Team. Our Chief Information Security Officer meets with the Chief Executive Officer on a standard cadence and chairs a committee focused on cybersecurity with monthly reports made to our Risk Committee. Minutes from these meetings as well as select materials are shared with the full Board of Directors, and our Chief Information Security Officer delivers an annual report to our Board of Directors.
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
To support the Chief Information Security Officer in managing cybersecurity and our Chief Risk Officer in managing cybersecurity risks, we have established a cross-functional cybersecurity team that includes experts in various aspects of information security. This team of employees includes individuals with many years of prior combined work experience in cybersecurity and data protection. These individuals are responsible for the day-to-day implementation of our cybersecurity program, including providing immediate notice to our Chief Information Security Officer, Chief Operating Officer and our Chief Risk Officer of any potential cybersecurity incidents.
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
ITEM 2.    PROPERTIES
We and our bank operate a total of 79 facilities in Michigan and one leased facility in Ohio. We own 56 and lease 23 of the facilities in Michigan.
With the exception of the potential remodeling of certain facilities to provide for the efficient use of workspace or to maintain an appropriate appearance, each property is considered reasonably adequate for current and anticipated needs.

ITEM 3.    LEGAL PROCEEDINGS
We are involved in various litigation matters in the ordinary course of business, which currently include three putative class action complaints brought against the Bank alleging that its practice of charging overdraft and other fees was not consistent with the disclosures the Bank made to consumers. While these matters do not involve a claim for damages that requires disclosure under this Item, please see Note 11 – Commitments and Contingent Liabilities in the Notes to Consolidated Financial Statements in our annual report, to be delivered to shareholders in connection with the April 21, 2026 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K) for more information.
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
The following sets forth certain information with respect to our executive officers at March 6, 2026.

Name (Age)	Position	First elected as an executive officer

William B. Kessel (61)	President, Chief Executive Officer and Director	2004
Gavin A. Mohr (42)	Executive Vice President and Chief Financial Officer	2020
Stefanie M. Kimball (66)	Executive Vice President and Chief Risk Officer	2007
Joel Rahn (59)	Executive Vice President, Commercial Banking	2021
Larry R. Daniel (62)	Executive Vice President, Operations and Retail Banking(1)	2017
Patrick J. Ervin (60)	Executive Vice President, Mortgage Banking	2017
Christopher S. Michaels (59)	Executive Vice President, Chief Operating Officer(2)	2025
Michael J. Stodolak (65)	Executive Vice President, Retail Banking(3)	2026
James J. Twarozynski (60)	Senior Vice President and Chief Accounting Officer	2002
(1)Mr. Daniel is retiring from Independent Bank in March 2026.
(2)Mr. Michaels joined Independent Bank in February of 2012 as a part of our information and technology team and was promoted to Senior Vice President and Chief Information Officer in January, 2020. He was promoted to Executive Vice President and Chief Operating Officer in January, 2025.
(3)Mr. Stodolak joined Independent Bank in September of 2000 and has been leading the Bank’s retail network and consumer lending program. He was promoted to Executive Vice President, Retail Banking on January 1, 2026.

PART II.
ITEM 5.    MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The information set forth under the caption "Quarterly Summary" in our annual report, to be delivered to shareholders in connection with the April 21, 2026 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.
We maintain a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of our common stock in lieu of fees otherwise payable to the director for his or her service as a director. A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board. Pursuant to this Plan, during the fourth quarter of 2025, we issued 348 shares of common stock to non-employee directors on a current basis and 1,847 shares of common stock to the trust for distribution to directors on a deferred basis. These shares were issued on October 1, 2025, representing aggregate fees of $0.06 million. The shares issued on a current basis were issued at a price of $30.98 per share and the shares to be issued on a deferred basis were issued at a price of $27.88 per share, representing 90% of the fair value of the shares on the credit date. The per-share value used was the consolidated closing bid price per share of our common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules. We issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table shows certain information relating to purchases of common stock for the three- months ended December 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan(2)
October 2025	—	$—	—	833,992
November 2025	81,735	32.76	81,438	752,554
December 2025	59,712	33.42	59,667	—
Total	141,447	$37.37	141,105	—
(1) November and December include shares withheld from the shares that would otherwise have been issued to certain officers in order to satisfy the tax withholding obligations resulting from the vesting of restricted stock of 297 shares and 45 shares, respectively.
(2) The share repurchase plan we had in place for 2025 was announced on December 17, 2024, and expired on December 31, 2025. It authorized the repurchase during 2025 of up to 1,100,000 shares of our outstanding common stock. On December 16, 2025, we announced our 2026 share repurchase plan, which authorizes us to buy back up to 1,100,000 shares of our outstanding common stock
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report, to be delivered to shareholders in connection with the April 21, 2026 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Asset/liability management" in our annual report, to be delivered to shareholders in connection with the April 21, 2026 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements and the independent auditor's report are set forth in our annual report, to be delivered to shareholders in connection with the April 21, 2026 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), and are incorporated herein by reference.

Management's Annual Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition at December 31, 2025 and 2024

Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023

Notes to Consolidated Financial Statements
The supplementary data required by this item set forth under the caption "Quarterly Financial Data (Unaudited)" in our annual report, to be delivered to shareholders in connection with the April 21, 2026 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), is incorporated herein by reference.
The portions of our annual report, to be delivered to shareholders in connection with the April 21, 2026 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K), which are not specifically incorporated by reference as part of this Form 10-K are not deemed to be a part of this report.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
1.Evaluation of Disclosure Controls and Procedures. With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15e and 15d – 15e) as of the year ended December 31, 2025 (the "Evaluation Date"), have concluded that, as of such date, our disclosure controls and procedures were effective.

2.Internal Control Over Financial Reporting. "Management's Annual Report on Internal Control Over Financial Reporting" and our independent registered public accounting firm's audit of internal control over financial reporting as of December 31, 2025 included within the "Report of Independent Registered Public Accounting Firm," each as set forth in our annual report, to be delivered to shareholders in connection with the April 21, 2026 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K) are incorporated herein by reference.
ITEM 9B.    OTHER INFORMATION

During the fourth quarter of 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 Trading Arrangement" or "Non-Rule 10b5‑1 Trading Arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS - The information with respect to our directors set forth under the caption "Proposal I Submitted for Your Vote -- Election of Directors" in our definitive proxy statement, to be delivered to shareholders in connection with the April 21, 2026 Annual Meeting of Shareholders, is incorporated herein by reference.
BENEFICIAL OWNERSHIP REPORTING – The information set forth under the caption "Delinquent Section 16(a) Reports" in our definitive proxy statement, to be delivered to shareholders in connection with the April 21, 2026 Annual Meeting of Shareholders, is incorporated herein by reference.
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
CORPORATE GOVERNANCE – Information relating to our audit committee, set forth under the captions "Board Committees and Functions" and "Determination of Independence of Board Members" in our definitive proxy statement, to be delivered to shareholders in connection with the April 21, 2026 Annual Meeting of Shareholders, is incorporated herein by reference.
INSIDER TRADING POLICY - Information relating to our insider trading policy, set forth under the caption “Insider Trading Policy” in our definitive proxy statement, to be delivered to shareholders in connection with the April 21, 2026 Annual Meeting of Shareholders, is incorporated herein by reference. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION
The information set forth under the captions "Executive Compensation," "Director Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in our definitive proxy statement, to be delivered to shareholders in connection with the April 21, 2026 Annual Meeting of Shareholders, is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth under the captions "Voting Securities and Record Date", "Proposal I Submitted for Your Vote -- Election of Directors" and "Securities Ownership of Management" in our definitive proxy statement, to be delivered to shareholders in connection with the April 21, 2026 Annual Meeting of Shareholders, is incorporated herein by reference.
We maintain certain equity compensation plans under which our common stock is authorized for issuance to employees and directors, including our Deferred Compensation and Stock Purchase Plan for Non-employee Directors and our Long-Term Incentive Plan.
The following sets forth certain information regarding our equity compensation plans as of December 31, 2025.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,790	$13.43	302,157

Equity compensation plan not approved by security holders	None	N/A	46,656
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
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth under the captions "Transactions Involving Management" and "Determination of Independence of Board Members" in our definitive proxy statement, to be delivered to shareholders in connection with the April 21, 2026 Annual Meeting of Shareholders, is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information set forth under the caption "Disclosure of Fees Paid to our Independent Auditors" in our definitive proxy statement, to be delivered to shareholders in connection with the April 21, 2026 Annual Meeting of Shareholders, is incorporated herein by reference.

PART IV.
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.
Financial Statements
All of our financial statements are incorporated herein by reference as set forth in the annual report to be delivered to shareholders in connection with the April 21, 2026 Annual Meeting of Shareholders (filed as exhibit 13 to this report on Form 10-K.)

	2.	Exhibits (Numbered in accordance with Item 601 of Regulation S-K) The Exhibit Index is located below.
EXHIBIT INDEX
Exhibit number and description
EXHIBITS FILED HEREWITH

13
Annual report, relating to the April 21, 2026 Annual Meeting of Shareholders. This annual report will be delivered to our shareholders in compliance with Rule 14(a)-3 of the Securities Exchange Act of 1934, as amended.

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
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document
104 Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

EXHIBITS INCORPORATED BY REFERENCE

3.1	Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to our quarterly report on Form 10-Q filed November 3, 2017).
3.2	Amended and Restated Bylaws (incorporated here by reference to Exhibit 3.2 to our annual report on Form 10-K filed March 7, 2017).
4.1	Description of Registrant’s Common Stock (incorporated here by reference to Exhibit 4 to our annual report on Form 10-K filed March 6, 2020).
10.1*	The form of Indemnity Agreement, as executed with all of the directors of the registrant (incorporated herein by reference to Exhibit 10.3 to the Form S-4 we filed on December 29, 2017).
10.2*	The form of Management Continuity Agreement as executed with executive officers and certain senior managers (incorporated herein by reference to Exhibit 10.4 to the Form S-4 we filed on December 29, 2017).
10.3*	2021 Independent Bank Corporation Long-Term Incentive Plan, effective April 20, 2021 (incorporated herein by reference to Appendix A to our proxy statement filed on Schedule 14A on March 5, 2021).
10.4*	Amended and Restated Deferred Compensation and Stock Purchase Plan for Nonemployee Directors, as amended through March 19, 2019 (incorporated herein by reference to Exhibit 10.1 to our quarterly report on Form 10-Q filed May 3, 2019).
10.5*	Form of Restricted Share Agreement as executed with certain executive officers (incorporated herein by reference to Exhibit 10.9 to our annual report on Form 10-K filed March 7, 2025).
10.6*	Form of Performance Share Award Agreement as executed with certain executive officers (incorporated herein by reference to Exhibit 10.10 to our annual report on Form 10-K filed March 7, 2025).
10.7*	Summary of Independent Bank Corporation Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.10 to our annual report on Form 10-K filed March 6, 2015).
10.8*	Executive Nonqualified Excess Plan, effective July 1, 2016 (incorporated herein by reference to Exhibit 10.11 to our annual report on Form 10-K filed March 7, 2025).
19	Insider Trading Policy (incorporated herein by reference to Exhibit 19 to our annual report on Form 10-K filed March 7, 2025).
97	Independent Bank Corporation Clawback Policy (incorporated herein by reference to Exhibit 97 to our annual report on Form 10-K filed March 8, 2024).
*Represents a compensation plan.
ITEM 16.    FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INDEPENDENT BANK CORPORATION

s/Gavin A. Mohr	By: Gavin A. Mohr, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 6, 2026

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

William B. Kessel, President, Chief Executive Officer, and Director (Principal Executive Officer)	s/William B. Kessel	March 6, 2026
Gavin A. Mohr, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	s/Gavin A. Mohr	March 6, 2026
James J. Twarozynski, Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	s/James J. Twarozynski	March 6, 2026

Stephen L. Gulis, Jr. Chairperson and Director	s/Stephen L. Gulis, Jr.	March 6, 2026

Dennis W. Archer, Jr., Director	s/Dennis W. Archer, Jr.	March 6, 2026

Terance L. Beia, Director	s/Terance L. Beia	March 6, 2026

William J. Boer, Director	s/William J. Boer	March 6, 2026

Joan A. Budden, Director	s/Joan A. Budden	March 6, 2026

Michael J. Cok, Director	s/Michael J. Cok	March 6, 2026

Christina L. Keller, Director	s/Christina L. Keller	March 6, 2026

William B. Kessel, Director	s/William B. Kessel	March 6, 2026

Ronia F. Kruse, Director	s/Ronia F. Kruse	March 6, 2026

Michael G. Wooldridge	s/Michael G. Wooldridge	March 6, 2026