Form 10-Q
period 2026-03-31
INDEPENDENT BANK CORP /MI/
filed 2026-05-06
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2026
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
YES ☐ NO ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, no par value, 20,606,157 as of May 5, 2026.

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
•the completion and timing of our pending acquisition of HCB Financial Corp.;
•assuming our acquisition of HCB Financial Corp. occurs, the risk that the anticipated benefits and cost savings may not be fully realized or may take longer to realize than expected and the risk that the acquisition may have adverse impacts we do not currently foresee;
•the outcome of pending litigation;
•increased competition in the financial services industry, either nationally or regionally;
•our ability to achieve loan and deposit growth;
•volatility and direction of market interest rates;
•the continued services of our management team; and
•implementation of new legislation, which may have significant effects on us and the financial services industry.
This list provides examples of factors that could affect the results described by forward-looking statements contained in this report, but the list is not intended to be all-inclusive. The risk factors disclosed in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as updated by any new or modified risk factors disclosed in Part II – Item 1A of any subsequently filed Quarterly Report on Form 10-Q, include the known risks our management believes could materially affect the results described by forward-looking statements in this report. However, those risks may not be the only risks we face. Our results of operations, cash flows, financial position, and prospects could also be materially and adversely affected by additional factors that are not presently known to us that we currently consider to be immaterial, or that develop after the date of this report. We cannot assure you that our future results will meet expectations. While we believe the forward-looking statements in this report are reasonable, you should not place undue reliance on any forward-looking statement. In addition, these statements speak only as of the date made. We do not undertake, and expressly disclaim, any obligation to update or alter any statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Index

Part I - Item 1.	INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	March 31, 2026	December 31, 2025
	(Unaudited)
	(In thousands, except share amounts)
Assets
Cash and due from banks	$48,475	$52,235
Interest bearing deposits	126,440	86,152
Cash and Cash Equivalents	174,915	138,387
Securities available for sale	482,295	495,909
Securities held to maturity (fair value of $271,452 at March 31, 2026 and $282,830 at December 31, 2025 )	301,007	309,523
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	18,102	18,102
Loans held for sale, carried at fair value	19,714	9,031
Loans
Commercial	2,267,369	2,213,557
Mortgage	1,520,358	1,524,821
Installment	520,372	537,907
Total Loans	4,308,099	4,276,285
Allowance for credit losses	(63,719)	(63,445)
Net Loans	4,244,380	4,212,840
Other real estate and repossessed assets, net	767	896
Property and equipment, net	42,319	38,972
Bank-owned life insurance	54,072	53,750
Capitalized mortgage loan servicing rights, carried at fair value	32,233	31,493
Other intangibles, net	886	1,001
Goodwill	28,300	28,300
Accrued income and other assets	158,519	167,516
Total Assets	$5,557,509	$5,505,720

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$991,140	$991,984
Savings and interest-bearing checking	2,146,403	2,113,260
Reciprocal	1,028,874	974,921
Time	657,043	662,858
Brokered time	57,220	18,659
Total Deposits	4,880,680	4,761,682
Other borrowings	27,010	77,003
Subordinated debentures	39,881	39,864
Accrued expenses and other liabilities	99,385	124,220
Total Liabilities	5,046,956	5,002,769
Commitments and contingent liabilities
Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 20,585,805 shares at March 31, 2026 and 20,548,893 shares at December 31, 2025	307,679	307,845
Retained earnings	263,898	252,794
Accumulated other comprehensive loss	(61,024)	(57,688)
Total Shareholders’ Equity	510,553	502,951
Total Liabilities and Shareholders’ Equity	$5,557,509	$5,505,720
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three months ended March 31,
	2026	2025
	(Unaudited)
	(In thousands, except per share amounts)
Interest Income
Interest and fees on loans	$59,249	$57,768
Interest on securities
Taxable	3,354	4,036
Tax-exempt	2,522	2,770
Other investments	1,044	1,570
Total Interest Income	66,169	66,144
Interest Expense
Deposits	18,397	20,955
Other borrowings and subordinated debt and debentures	917	1,504
Total Interest Expense	19,314	22,459
Net Interest Income	46,855	43,685
Provision for credit losses	362	721
Net Interest Income After Provision for Credit Losses	46,493	42,964
Non-interest Income
Interchange income	3,234	3,127
Service charges on deposit accounts	2,935	2,814
Net gains (losses) on assets
Mortgage loans	1,308	2,303
Securities available for sale	(26)	(330)
Mortgage loan servicing, net	1,646	(636)
Other	2,951	3,146
Total Non-interest Income	12,048	10,424
Non-interest Expense
Compensation and employee benefits	21,829	20,383
Data processing	3,952	3,729
Occupancy, net	2,413	2,223
Litigation expense	1,500	—
Advertising	1,210	861
Interchange expense	1,191	1,119
Furniture, fixtures and equipment	894	885
FDIC deposit insurance	799	711
Loan and collection	752	786
Communications	593	591
Legal and professional	591	479
Merger related expense	300	—
Other	2,287	2,495
Total Non-interest Expense	38,311	34,262
Income Before Income Tax	20,230	19,126
Income tax expense	3,355	3,536
Net Income	$16,875	$15,590
Net Income Per Common Share
Basic	$0.82	$0.74
Diluted	$0.81	$0.74
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three months ended March 31,
	2026	2025
	(Unaudited - In thousands)

Net income	$16,875	$15,590
Other comprehensive income (loss)
Securities available for sale
Unrealized gains (losses) arising during period	(4,449)	1,596
Accretion of net unrealized losses on securities transferred to held to maturity	717	806
Reclassification adjustments for losses included in earnings	26	330
Unrealized gains (losses) recognized in other comprehensive income (loss) on securities available for sale	(3,706)	2,732
Income tax expense (benefit)	(778)	574
Unrealized gains (losses) recognized in other comprehensive income (loss) on securities available for sale, net of tax	(2,928)	2,158
Derivative instruments
Unrealized gains (losses) arising during period	(769)	466
Reclassification adjustment for expense recognized in earnings	253	424
Unrealized gains (losses) recognized in other comprehensive income (loss) on derivative instruments	(516)	890
Income tax expense (benefit)	(108)	187
Unrealized gains (losses) recognized in other comprehensive income (loss) on derivative instruments, net of tax	(408)	703
Other comprehensive income (loss)	(3,336)	2,861
Comprehensive income	$13,539	$18,451
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2026	2025
	(Unaudited - In thousands)
Net Income	$16,875	$15,590
Adjustments to Reconcile Net Income to Net Cash From (Used in) Operating Activities
Proceeds from sales of loans held for sale	84,635	75,999
Disbursements for loans held for sale	(94,075)	(75,684)
Provision for credit losses	362	721
Deferred income tax benefit (expense)	1,397	(1,036)
Net deferred loan fees	470	814
Net depreciation, amortization of intangible assets and premiums and accretion of discounts on securities and loans	2,372	2,352
Net gains on mortgage loans	(1,308)	(2,303)
Net losses on sales of securities available for sale	26	330
Net loss on sale of capitalized mortgage loan servicing rights	—	94
Share based compensation	688	758
Decrease in accrued income and other assets	4,137	3,845
Decrease in accrued expenses and other liabilities	(24,736)	(2,228)
Total Adjustments	(26,032)	3,662
Net Cash From (Used in) Operating Activities	(9,157)	19,252
Cash Flow From (Used in) Investing Activities
Proceeds from the sale of securities available for sale	3,256	22,503
Proceeds from maturities, prepayments and calls of securities available for sale	14,716	11,105
Proceeds from maturities, prepayments and calls of securities held to maturity	9,059	3,122
Purchases of securities available for sale	(5,432)	(1,000)
Purchases of Federal Home Loan Bank stock	—	(697)
Proceeds from the redemption of Federal Home Loan Bank stock	—	1,209
Net increase in portfolio loans (loans originated, net of principal payments)	(35,399)	(41,952)
Proceeds from the sale of portfolio loans	1,465	8,912
Proceeds from bank-owned life insurance	—	431
Proceeds from the sale of other real estate and repossessed assets	226	823
Proceeds from the sale of property and equipment	23	—
Capital expenditures	(4,609)	(1,122)
Proceeds from the sale of capitalized mortgage loan servicing rights	—	12,447
Net Cash From (Used in) Investing Activities	(16,695)	15,781
Cash Flow From (Used in) Financing Activities
Net increase (decrease) in total deposits	118,998	(20,157)
Net increase in other borrowings	7	5
Proceeds from Federal Home Loan Bank Advances	75,000	95,000
Payments of Federal Home Loan Bank Advances	(125,000)	(95,000)
Dividends paid	(5,771)	(5,448)
Repurchase of common stock	—	(33)
Share based compensation withholding obligation	(854)	(1,137)
Net Cash From (Used in) Financing Activities	62,380	(26,770)
Net Increase in Cash and Cash Equivalents	36,528	8,263
Cash and Cash Equivalents at Beginning of Period	138,387	119,882
Cash and Cash Equivalents at End of Period	$174,915	$128,145
Cash paid during the period for
Interest	$18,932	$21,576
Income taxes	—	2,500
Transfers to other real estate and repossessed assets	112	232
Right of use assets obtained in exchange for lease obligations	—	335
Purchase of securities held to maturity not yet settled	4,022	—
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(Dollars in thousands, except per share amounts)
Balances at January 1, 2026	$307,845	$252,794	$(57,688)	$502,951
Net income, three months ended March 31, 2026	—	16,875	—	16,875
Cash dividends declared, $0.28 per share	—	(5,771)	—	(5,771)
Share based compensation (issuance of 58,847 shares of common stock)	688	—	—	688
Share based compensation withholding obligation (withholding of 24,725 shares of common stock)	(854)	—	—	(854)
Other comprehensive loss	—	—	(3,336)	(3,336)
Balances at March 31, 2026	$307,679	$263,898	$(61,024)	$510,553

Balances at January 1, 2025	$318,777	$205,853	$(69,944)	$454,686
Net income, three months ended March 31, 2025	—	15,590	—	15,590
Cash dividends declared, $0.26 per share	—	(5,448)	—	(5,448)
Repurchase of 1,093 shares of common stock	(33)	—	—	(33)
Share based compensation (issuance of 106,099 shares of common stock)	758	—	—	758
Share based compensation withholding obligation (withholding of 33,398 shares of common stock)	(1,137)	—	—	(1,137)
Other comprehensive income	—	—	2,861	2,861
Balances at March 31, 2025	$318,365	$215,995	$(67,083)	$467,277
See notes to interim condensed consolidated financial statements (Unaudited)

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Preparation of Financial Statements
The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2025 included in our Annual Report on Form 10-K.
In our opinion, the accompanying unaudited interim condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of March 31, 2026 and December 31, 2025, and the results of operations for the three-month periods ended March 31, 2026 and 2025. The results of operations for the three-month periods ended March 31, 2026, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the prior period interim condensed consolidated financial statements to conform to the current period presentation. Our critical accounting policies include the determination of the allowance for credit losses (“ACL”) and the valuation of capitalized mortgage loan servicing rights. Refer to our 2025 Annual Report on Form 10-K for a disclosure of our accounting policies.
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
In November 2025, the FASB issued ASU 2025-08, "Financial Instruments—Credit Losses (Topic 326): Purchased Financial Assets". This ASU amends the accounting for purchased credit deteriorated (“PCD”) financial assets and non-purchased credit deteriorated ("non-PCD") financial assets under Topic 326. The amendments broaden the population of financial assets that are within the scope of the gross-up approach under Topic 326 to include purchased seasoned loans ("PSL"), which are defined as non-PCD loans that are obtained in a business combination, or non-PCD loans that (1) are obtained in an asset acquisition or upon consolidation of a variable interest entity that is not a business and (2) are acquired more than 90 days after their origination date by a transferee that was not involved in their origination. This eliminates the day-one earnings impact that previously occurred for non-PCD loans. The ASU also requires separate presentation of the initial ACL for PSLs within the ACL rollforward. This ASU is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The adoption of this ASU effective October 1, 2025 did not have a material impact on our interim Condensed Consolidated Financial Statements.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
3.    Securities
Securities available for sale (“AFS”) consist of the following:

	Amortized Cost	Unrealized
		Gains	Losses	Fair Value
	(In thousands)
March 31, 2026
U.S. agency	$7,678	$1	$428	$7,251
U.S. agency residential mortgage-backed	92,239	155	6,906	85,488
U.S. agency commercial mortgage-backed	7,846	—	879	6,967
Private label mortgage-backed	39,248	239	2,380	37,107
Other asset backed	29,357	29	447	28,939
Obligations of states and political subdivisions	316,538	1	42,979	273,560
Corporate	43,775	1	1,777	41,999
Trust preferred	991	—	7	984
Total	$537,672	$426	$55,803	$482,295

December 31, 2025
U.S. agency	$8,320	$1	$404	$7,917
U.S. agency residential mortgage-backed	87,435	136	6,506	81,065
U.S. agency commercial mortgage-backed	8,039	—	853	7,186
Private label mortgage-backed	42,689	260	2,443	40,506
Other asset backed	30,633	31	479	30,185
Obligations of states and political subdivisions	319,402	—	39,000	280,402
Corporate	49,355	2	1,696	47,661
Trust preferred	990	—	3	987
Total	$546,863	$430	$51,384	$495,909

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Securities held to maturity (“HTM”) consist of the following:

	Carrying Value	Transferred Unrealized Loss (1)	ACL	Amortized Cost	Unrecognized		Fair Value
					Gains	Losses
	(In thousands)
March 31, 2026
U.S. agency	$22,254	$1,191	$—	$23,445	$—	$3,776	$19,669
U.S. agency residential mortgage-backed	91,271	7,475	—	98,746	—	19,885	78,861
U.S. agency commercial mortgage-backed	3,566	52	—	3,618	—	246	3,372
Private label mortgage-backed	7,274	55	2	7,331	—	231	7,100
Obligations of states and political subdivisions	147,326	3,370	19	150,715	21	16,175	134,561
Corporate	28,357	85	67	28,509	—	1,620	26,889
Trust preferred	959	37	4	1,000	—	—	1,000
Total	$301,007	$12,265	$92	$313,364	$21	$41,933	$271,452

December 31, 2025
U.S. agency	$22,446	$1,220	$—	$23,666	$—	$3,833	$19,833
U.S. agency residential mortgage-backed	92,900	7,688	—	100,588	—	19,337	81,251
U.S. agency commercial mortgage-backed	3,734	62	—	3,796	—	249	3,547
Private label mortgage-backed	7,294	80	2	7,376	—	272	7,104
Obligations of states and political subdivisions	149,915	3,717	19	153,651	36	14,278	139,409
Corporate	32,276	177	67	32,520	—	1,834	30,686
Trust preferred	958	38	4	1,000	—	—	1,000
Total	$309,523	$12,982	$92	$322,597	$36	$39,803	$282,830
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our investments' gross unrealized losses and fair values for securities AFS aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2026
U.S. agency	$953	$2	$6,238	$426	$7,191	$428
U.S. agency residential mortgage-backed	17,066	151	47,360	6,755	64,426	6,906
U.S. agency commercial mortgage-backed	—	—	6,967	879	6,967	879
Private label mortgage-backed	103	—	36,327	2,380	36,430	2,380
Other asset backed	147	—	24,473	447	24,620	447
Obligations of states and political subdivisions	—	—	273,059	42,979	273,059	42,979
Corporate	4,365	5	37,469	1,772	41,834	1,777
Trust preferred	—	—	984	7	984	7
Total	$22,634	$158	$432,877	$55,645	$455,511	$55,803

December 31, 2025
U.S. agency	$972	$1	$6,884	$403	$7,856	$404
U.S. agency residential mortgage-backed	6,931	5	49,103	6,501	56,034	6,506
U.S. agency commercial mortgage-backed	—	—	7,186	853	7,186	853
Private label mortgage-backed	—	—	39,234	2,443	39,234	2,443
Other asset backed	1,392	3	24,417	476	25,809	479
Obligations of states and political subdivisions	156	9	280,246	38,991	280,402	39,000
Corporate	—	—	45,986	1,696	45,986	1,696
Trust preferred	—	—	987	3	987	3
Total	$9,451	$18	$454,043	$51,366	$463,494	$51,384
Securities AFS in unrealized loss positions are evaluated quarterly for impairment related to credit losses. For securities AFS in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. No securities AFS met these two criteria during the periods presented. For securities AFS that do not meet this criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, adverse conditions specifically related to the security and the issuer and the impact of changes in market interest rates on the market value of the security, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss), net of applicable taxes. No ACL for securities AFS was needed at March 31, 2026 and December 31, 2025. Accrued interest receivable on securities AFS totaled $3.0 million and $3.5

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
million at March 31, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses and is included in accrued income and other assets in the interim Condensed Consolidated Statements of Financial Condition.
The following is a summary of securities AFS with an unrealized loss by grouping as of March 31, 2026.
U.S. agency, U.S. agency residential mortgage-backed and U.S. agency commercial mortgage-backed securities — at March 31, 2026, we had 29 U.S. agency, 95 U.S. agency residential mortgage-backed and 8 U.S. agency commercial mortgage-backed securities whose fair value is less than amortized cost. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. The unrealized losses are largely attributed to widening spreads to Treasury bonds and/or an increase in interest rates since acquisition.
Private label mortgage-backed, other asset backed and corporate securities — at March 31, 2026, we had 46 private label mortgage-backed, 39 other asset backed, and 49 corporate securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and/or an increase in interest rates since acquisition.
Obligations of states and political subdivisions — at March 31, 2026, we had 283 municipal securities whose fair value is less than amortized cost. The unrealized losses are primarily due to an increase in interest rates since acquisition.
Trust preferred securities — at March 31, 2026, we had one trust preferred security whose fair value is less than amortized cost. This trust preferred security is a single issue security issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities has suffered from credit spread widening. This security is rated by a major rating agency as investment grade.
At March 31, 2026 management does not intend to liquidate any of the securities discussed above and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses.
We recorded no credit related charges in our interim Condensed Consolidated Statements of Operations related to securities AFS during the three month periods ended March 31, 2026 and 2025, respectively.
The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of securities HTM to present the net amount expected to be collected. Securities HTM are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in our interim Condensed Consolidated Statements of Operations in provision for credit losses. We measure expected credit losses on securities HTM on a collective basis by major security type with each type sharing similar risk characteristics, and consider historical credit loss information. Accrued interest receivable on securities HTM totaled $1.6 million and $1.5 million March 31, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses and is included in accrued income and other assets in the interim Condensed Consolidated Statements of Financial Condition. With regard to U.S. Government-sponsored agency and mortgage-backed securities (residential and commercial), all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to obligations of states and political subdivisions, private label-mortgage-backed, corporate and trust preferred securities HTM, we consider (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. The long-term historical loss rates associated with securities having similar grades as those in our portfolio have been insignificant. Furthermore, as of March 31, 2026 and December 31, 2025, there were no past due principal and interest payments associated with these securities. At both those same dates an allowance for credit losses of $92,000 was recorded on non U.S. agency securities HTM based on applying the long-term historical credit loss rate, as published by credit rating agencies, for similarly rated securities.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
On a quarterly basis, we monitor the credit quality of securities HTM through the use of credit ratings. The carrying value of securities HTM aggregated by credit quality follow:

	Private Label Mortgage- Backed	Obligations of States and Political Subdivisions	Corporate	Trust Preferred	Carrying Value Total
	(In thousands)
March 31, 2026
Credit rating:
AAA	$7,274	$17,123	$—	$—	$24,397
AA	—	113,899	—	—	113,899
A	—	2,745	3,494	—	6,239
BBB	—	440	19,890	—	20,330
BB	—	—	1,988	—	1,988
Non-rated	—	13,119	2,985	959	17,063
Total	$7,274	$147,326	$28,357	$959	$183,916

December 31, 2025
Credit rating:
AAA	$7,294	$17,357	$—	$—	$24,651
AA	—	116,264	—	—	116,264
A	—	2,740	3,500	—	6,240
BBB	—	441	23,814	—	24,255
BB	—	—	1,983	—	1,983
Non-rated	—	13,113	2,979	958	17,050
Total	$7,294	$149,915	$32,276	$958	$190,443

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

An analysis of the allowance for credit losses by security HTM type for the three months ended March 31 follows:

	Private Label Mortgage- Backed	Obligations of States and Political Subdivisions	Corporate	Trust Preferred	Total
	(In thousands)
2026
Balance at beginning of period	$2	$19	$67	$4	$92
Additions (deductions)
Provision for credit losses	—	—	—	—	—
Recoveries credited to the allowance	—	—	—	—	—
Securities HTM charged against the allowance	—	—	—	—	—
Balance at end of period	$2	$19	$67	$4	$92

2025
Balance at beginning of period	$1	$17	$111	$3	$132
Additions (deductions)
Provision for credit losses	—	—	(3)	—	(3)
Recoveries credited to the allowance	—	—	—	—	—
Securities HTM charged against the allowance	—	—	—	—	—
Balance at end of period	$1	$17	$108	$3	$129

There were no securities HTM on nonaccrual or past due at March 31, 2026 and 2025.

The amortized cost and fair value of securities AFS and securities HTM at March 31, 2026, by contractual maturity, follow:

	Securities AFS		Securities HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturing within one year	$24,563	$24,262	$15,651	$15,489
Maturing after one year but within five years	116,871	110,741	42,376	40,399
Maturing after five years but within ten years	41,501	36,829	82,603	73,956
Maturing after ten years	186,047	151,962	63,039	52,275
	368,982	323,794	203,669	182,119
U.S. agency residential mortgage-backed	92,239	85,488	98,746	78,861
U.S. agency commercial mortgage-backed	7,846	6,967	3,618	3,372
Private label mortgage-backed	39,248	37,107	7,331	7,100
Other asset backed	29,357	28,939	—	—
Total	$537,672	$482,295	$313,364	$271,452

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
Gains and losses realized on the sale of securities AFS are determined using the specific identification method and are recognized on a trade-date basis. A summary of proceeds from the sale of securities AFS and gains and losses for the three month periods ending March 31, follows:

		Realized
	Proceeds	Gains	Losses
	(In thousands)
2026	$3,256	$—	$26
2025	22,503	1	331
The tax benefit related to these net realized losses was $0.01 million and $0.07 million for the three month periods ending March 31, 2026 and 2025, respectively.

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
An analysis of the ACL by portfolio segment for the three months ended March 31, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2026
Balance at beginning of period	$29,012	$20,914	$2,639	$10,880	$63,445
Additions (deductions)
Provision for credit losses	189	93	163	95	540
Recoveries credited to the allowance	13	32	454	—	499
Loans charged against the allowance	(37)	(5)	(723)	—	(765)
Balance at end of period	$29,177	$21,034	$2,533	$10,975	$63,719

2025
Balance at beginning of period	$22,872	$22,317	$3,040	$11,150	$59,379
Additions (deductions)
Provision for credit losses	1,379	(2,379)	59	1,665	724
Recoveries credited to the allowance	46	122	382	—	550
Loans charged against the allowance	—	(24)	(594)	—	(618)
Balance at end of period	$24,297	$20,036	$2,887	$12,815	$60,035

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	Non- Accrual with no Allowance for Credit Loss	Non- Accrual with an Allowance for Credit Loss	Total Non- Accrual	90+ and Still Accruing	Total Non- Performing Loans
	(In thousands)
March 31, 2026
Commercial
Commercial and industrial	$—	$67	$67	$—	$67
Commercial real estate (1)	12,696	7,224	19,920	—	19,920
Mortgage
1-4 family owner occupied - jumbo	2,789	—	2,789	—	2,789
1-4 family owner occupied - non-jumbo (2)	1,366	1,181	2,547	—	2,547
1-4 family non-owner occupied	—	199	199	—	199
1-4 family - 2nd lien	465	784	1,249	—	1,249
Resort lending	—	57	57	—	57
Installment
Boat lending	—	273	273	—	273
Recreational vehicle lending	—	284	284	—	284
Other	—	188	188	—	188
Total	$17,316	$10,257	$27,573	$—	$27,573

Accrued interest excluded from total	$—	$—	$—	$—	$—

December 31, 2025
Commercial
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate (1)	9,261	7,252	16,513	—	16,513
Mortgage
1-4 family owner occupied - jumbo	2,145	—	2,145	—	2,145
1-4 family owner occupied - non-jumbo (2)	1,700	670	2,370	—	2,370
1-4 family non-owner occupied	—	94	94	—	94
1-4 family - 2nd lien	200	888	1,088	—	1,088
Resort lending	—	57	57	—	57
Installment
Boat lending	—	308	308	—	308
Recreational vehicle lending	—	354	354	—	354
Other	—	198	198	—	198
Total	$13,306	$9,821	$23,127	$—	$23,127

Accrued interest excluded from total	$—	$—	$—	$—	$—
(1)Non-performing commercial real estate loans exclude $7.090 million and $7.018 million of government guaranteed loans at March 31, 2026 and December 31, 2025, respectively.
(2)Non-performing 1-4 family owner occupied – non jumbo loans exclude $3.112 million and $2.929 million of government guaranteed loans at March 31, 2026 and December 31, 2025, respectively.

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
The amortized cost of collateral-dependent loans by class follows:

	Collateral Type		Allowance for Credit Losses
	Real Estate	Other (1)
	(In thousands)
March 31, 2026
Commercial
Commercial and industrial	$673	$9,740	$1,302
Commercial real estate	28,024	—	5,093
Mortgage
1-4 family owner occupied - jumbo	2,790	—	—
1-4 family owner occupied - non-jumbo	2,190	—	253
1-4 family non-owner occupied	121	—	43
1-4 family - 2nd lien	879	—	147
Resort lending	57	—	20
Installment
Boat lending	—	86	31
Recreational vehicle lending	—	546	159
Other	—	81	29
Total	$34,734	$10,453	$7,077

Accrued interest excluded from total	$18	$64

December 31, 2025
Commercial
Commercial and industrial	$680	$8,841	$1,631
Commercial real estate	28,047	—	4,541
Mortgage
1-4 family owner occupied - jumbo	2,147	—	—
1-4 family owner occupied - non-jumbo	2,371	—	239
1-4 family non-owner occupied	22	—	8
1-4 family - 2nd lien	569	—	131
Resort lending	57	—	20
Installment
Boat lending	—	233	83
Recreational vehicle lending	—	237	84
Other	—	109	39
Total	$33,893	$9,420	$6,776

Accrued interest excluded from total	$73	$54
(1) Commercial and industrial loan collateral generally includes machinery and equipment, accounts receivable, and inventory.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
An aging analysis of loans by class follows:

	Loans Past Due				Loans not Past Due	Total Loans
	30-59 days	60-89 days	90+ days	Total
	(In thousands)
March 31, 2026
Commercial
Commercial and industrial	$67	$—	$—	$67	$1,205,123	$1,205,190
Commercial real estate	3,991	—	27,022	31,013	1,031,166	1,062,179
Mortgage
1-4 family owner occupied - jumbo	—	1,535	2,153	3,688	879,601	883,289
1-4 family owner occupied - non-jumbo	160	1,122	1,301	2,583	275,975	278,558
1-4 family non-owner occupied	48	309	42	399	174,109	174,508
1-4 family - 2nd lien	880	374	383	1,637	156,600	158,237
Resort lending	—	—	57	57	25,709	25,766
Installment
Boat lending	348	74	75	497	267,286	267,783
Recreational vehicle lending	1,014	210	159	1,383	182,112	183,495
Other	288	62	64	414	68,680	69,094
Total	$6,796	$3,686	$31,256	$41,738	$4,266,361	$4,308,099

Accrued interest excluded from total	$71	$42	$—	$113	$13,965	$14,078

December 31, 2025
Commercial
Commercial and industrial	$—	$—	$—	$—	$1,158,841	$1,158,841
Commercial real estate	—	22,988	3,900	26,888	1,027,828	1,054,716
Mortgage
1-4 family owner occupied - jumbo	716	660	2,164	3,540	875,221	878,761
1-4 family owner occupied - non-jumbo	1,381	757	1,301	3,439	286,123	289,562
1-4 family non-owner occupied	119	29	22	170	172,123	172,293
1-4 family - 2nd lien	270	235	460	965	156,632	157,597
Resort lending	—	—	57	57	26,551	26,608
Installment
Boat lending	287	200	242	729	271,783	272,512
Recreational vehicle lending	550	205	230	985	190,872	191,857
Other	475	74	58	607	72,931	73,538
Total	$3,798	$25,148	$8,434	$37,380	$4,238,905	$4,276,285
Accrued interest excluded from total	$37	$78	$—	$115	$13,837	$13,952

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
During the three months ended March 31, 2026 there were no loans modified to a borrower experiencing financial difficulty.
During the three months ended March 31, 2025 there were two mortgage - 1-4 family owner occupied - non-jumbo loans modified to borrowers experiencing financial difficulty totaling $0.11 million (0.1% of the total loan class). Both of the loan modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2025 related to term extensions and added a weighted average of 12.0 years to the life of the loans. One of the loans modified during the three months ended March 31, 2025 also received a 4.75% interest rate reduction. Both of the loans modified during the three months ended March 31, 2025 were on non-accrual status.
As of March 31, 2026, none of the loans that were modified to borrowers experiencing financial difficulty within the past 12 months have subsequently defaulted.
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables summarize loan ratings by loan class for our commercial portfolio loan segment at March 31, 2026 and December 31, 2025:

	Commercial
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2026	2025	2024	2023	2022	Prior
	(In thousands)
March 31, 2026
Commercial and industrial
Non-watch (1-6)	$52,640	$218,751	$186,995	$114,724	$108,642	$137,169	$333,019	$1,151,940
Watch (7-8)	—	506	5,429	17,029	2,136	8,459	9,277	42,836
Substandard Accrual (9)	—	537	1,575	—	—	1,007	7,228	10,347
Non-Accrual (10-11)	—	—	—	—	—	67	—	67
Total	$52,640	$219,794	$193,999	$131,753	$110,778	$146,702	$349,524	$1,205,190
Accrued interest excluded from total	$200	$683	$628	$531	$277	$417	$1,198	$3,934
Current period gross charge-offs	$—	$—	$—	$37	$—	$—	$—	$37

Commercial real estate
Non-watch (1-6)	$41,588	$225,842	$161,892	$171,294	$149,050	$202,822	$59,336	$1,011,824
Watch (7-8)	—	1,270	1,314	4,132	13,841	1,771	625	22,953
Substandard Accrual (9)	—	—	—	392	—	—	—	392
Non-Accrual (10-11)	—	8,246	490	18,274	—	—	—	27,010
Total	$41,588	$235,358	$163,696	$194,092	$162,891	$204,593	$59,961	$1,062,179
Accrued interest excluded from total	$103	$636	$554	$495	$524	$602	$222	$3,136
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial
Non-watch (1-6)	$94,228	$444,593	$348,887	$286,018	$257,692	$339,991	$392,355	$2,163,764
Watch (7-8)	—	1,776	6,743	21,161	15,977	10,230	9,902	65,789
Substandard Accrual (9)	—	537	1,575	392	—	1,007	7,228	10,739
Non-Accrual (10-11)	—	8,246	490	18,274	—	67	—	27,077
Total	$94,228	$455,152	$357,695	$325,845	$273,669	$351,295	$409,485	$2,267,369
Accrued interest excluded from total	$303	$1,319	$1,182	$1,026	$801	$1,019	$1,420	$7,070
Current period gross charge-offs	$—	$—	$—	$37	$—	$—	$—	$37

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2025	2024	2023	2022	2021	Prior
	(In thousands)
December 31, 2025
Commercial and industrial
Non-watch (1-6)	$199,338	$188,309	$131,090	$115,518	$45,116	$140,699	$300,540	$1,120,610
Watch (7-8)	501	1,911	4,330	2,705	2,052	8,360	8,848	28,707
Substandard Accrual (9)	940	1,710	—	—	820	275	5,779	9,524
Non-Accrual (10-11)	—	—	—	—	—	—	—	—
Total	$200,779	$191,930	$135,420	$118,223	$47,988	$149,334	$315,167	$1,158,841
Accrued interest excluded from total	$564	$570	$477	$288	$95	$418	$1,139	$3,551
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Non-watch (1-6)	$204,584	$162,957	$167,203	$159,948	$66,116	$184,907	$56,611	$1,002,326
Watch (7-8)	—	823	4,162	13,887	—	4,840	625	24,337
Substandard Accrual (9)	3,348	—	396	—	126	652	—	4,522
Non-Accrual (10-11)	4,878	490	18,163	—	—	—	—	23,531
Total	$212,810	$164,270	$189,924	$173,835	$66,242	$190,399	$57,236	$1,054,716
Accrued interest excluded from total	$695	$555	$494	$624	$141	$703	$138	$3,350
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial
Non-watch (1-6)	$403,922	$351,266	$298,293	$275,466	$111,232	$325,606	$357,151	$2,122,936
Watch (7-8)	501	2,734	8,492	16,592	2,052	13,200	9,473	53,044
Substandard Accrual (9)	4,288	1,710	396	—	946	927	5,779	14,046
Non-Accrual (10-11)	4,878	490	18,163	—	—	—	—	23,531
Total	$413,589	$356,200	$325,344	$292,058	$114,230	$339,733	$372,403	$2,213,557
Accrued interest excluded from total	$1,259	$1,125	$971	$912	$236	$1,121	$1,277	$6,901
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—
For each of our mortgage and installment portfolio segment classes, we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated semi-annually.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables summarize credit scores by loan class for our mortgage and installment loan portfolio segments at March 31, 2026 and December 31, 2025:

	Mortgage (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2026	2025	2024	2023	2022	Prior
	(In thousands)
March 31, 2026
1-4 family owner occupied - jumbo
800 and above	$4,459	$11,810	$3,017	$13,173	$40,462	$89,007	$1,544	$163,472
750-799	12,518	53,298	30,763	21,667	88,661	238,470	—	445,377
700-749	2,996	18,325	11,069	11,234	32,699	97,752	520	174,595
650-699	1,849	9,498	4,460	7,513	15,669	29,585	1,466	70,040
600-649	—	1,264	863	1,567	1,168	7,354	—	12,216
550-599	—	—	—	—	5,137	4,646	—	9,783
500-549	—	—	—	1,269	3,921	2,616	—	7,806
Under 500	—	—	—	—	—	—	—	—
Unknown	—	—	—	—	—	—	—	—
Total	$21,822	$94,195	$50,172	$56,423	$187,717	$469,430	$3,530	$883,289
Accrued interest excluded from total	$41	$462	$246	$294	$555	$1,132	$12	$2,742
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family owner occupied - non-jumbo
800 and above	$1,815	$770	$2,067	$3,701	$12,692	$23,827	$6,243	$51,115
750-799	2,938	818	5,080	9,171	26,731	51,504	13,819	110,061
700-749	826	1,512	4,965	3,471	9,264	30,644	6,175	56,857
650-699	663	1,605	786	1,956	5,013	16,847	1,730	28,600
600-649	—	240	251	213	2,656	10,390	216	13,966
550-599	—	—	—	380	1,562	7,144	41	9,127
500-549	—	—	—	—	290	5,897	55	6,242
Under 500	—	—	85	—	595	1,910	—	2,590
Unknown	—	—	—	—	—	—	—	—
Total	$6,242	$4,945	$13,234	$18,892	$58,803	$148,163	$28,279	$278,558
Accrued interest excluded from total	$8	$123	$68	$80	$188	$466	$183	$1,116
Current period gross charge-offs	$—	$—	$—	$—	$—	$5	$—	$5

1-4 family non-owner occupied
800 and above	$449	$3,846	$1,085	$3,095	$3,376	$20,022	$670	$32,543
750-799	5,121	12,300	11,939	9,417	12,155	45,577	1,320	97,829
700-749	952	4,586	2,361	1,102	2,538	11,852	1,609	25,000
650-699	—	1,041	1,260	536	2,694	9,477	341	15,349
600-649	—	—	707	—	76	1,431	—	2,214
550-599	182	—	—	—	367	682	—	1,231
500-549	—	—	—	—	—	300	—	300
Under 500	—	—	—	—	—	42	—	42
Unknown	—	—	—	—	—	—	—	—
Total	$6,704	$21,773	$17,352	$14,150	$21,206	$89,383	$3,940	$174,508
Accrued interest excluded from total	$11	$94	$103	$67	$82	$281	$23	$661
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Mortgage - continued (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2026	2025	2024	2023	2022	Prior
	(In thousands)
March 31, 2026 - continued
1-4 family - 2nd lien
800 and above	$80	$1,206	$362	$347	$440	$2,128	$16,602	$21,165
750-799	92	2,853	2,411	1,798	1,441	5,519	58,674	72,788
700-749	—	2,431	1,399	1,357	1,573	3,870	29,934	40,564
650-699	—	831	433	434	445	1,766	11,469	15,378
600-649	—	—	141	72	192	794	2,190	3,389
550-599	—	20	41	224	71	737	1,715	2,808
500-549	—	—	24	400	108	713	424	1,669
Under 500	—	—	—	153	84	214	25	476
Unknown	—	—	—	—	—	—	—	—
Total	$172	$7,341	$4,811	$4,785	$4,354	$15,741	$121,033	$158,237
Accrued interest excluded from total	$1	$24	$19	$20	$17	$50	$729	$860
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Resort lending
800 and above	$—	$—	$—	$—	$—	$4,521	$—	$4,521
750-799	76	120	—	21	363	10,442	—	11,022
700-749	—	—	—	—	—	3,864	—	3,864
650-699	—	—	—	—	—	5,066	—	5,066
600-649	—	—	—	—	—	940	—	940
550-599	—	—	—	—	—	—	—	—
500-549	—	—	—	—	—	353	—	353
Under 500	—	—	—	—	—	—	—	—
Unknown	—	—	—	—	—	—	—	—
Total	$76	$120	$—	$21	$363	$25,186	$—	$25,766
Accrued interest excluded from total	$—	$1	$—	$—	$1	$117	$—	$119
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Mortgage
800 and above	$6,803	$17,632	$6,531	$20,316	$56,970	$139,505	$25,059	$272,816
750-799	20,745	69,389	50,193	42,074	129,351	351,512	73,813	737,077
700-749	4,774	26,854	19,794	17,164	46,074	147,982	38,238	300,880
650-699	2,512	12,975	6,939	10,439	23,821	62,741	15,006	134,433
600-649	—	1,504	1,962	1,852	4,092	20,909	2,406	32,725
550-599	182	20	41	604	7,137	13,209	1,756	22,949
500-549	—	—	24	1,669	4,319	9,879	479	16,370
Under 500	—	—	85	153	679	2,166	25	3,108
Unknown	—	—	—	—	—	—	—	—
Total	$35,016	$128,374	$85,569	$94,271	$272,443	$747,903	$156,782	$1,520,358
Accrued interest excluded from total	$61	$704	$436	$461	$843	$2,046	$947	$5,498
Current period gross charge-offs	$—	$—	$—	$—	$—	$5	$—	$5

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Mortgage (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2025	2024	2023	2022	2021	Prior
	(In thousands)
December 31, 2025
1-4 family owner occupied - jumbo
800 and above	$10,135	$3,881	$13,290	$40,752	$55,563	$35,693	$1,668	$160,982
750-799	51,765	33,022	25,431	89,810	168,312	75,497	1,906	445,743
700-749	16,958	11,934	11,935	32,634	68,111	30,819	518	172,909
650-699	7,923	5,188	7,533	17,251	13,827	15,953	1,500	69,175
600-649	1,267	867	1,568	1,170	4,031	3,370	—	12,273
550-599	—	—	—	5,161	1,644	3,040	—	9,845
500-549	—	—	1,273	3,936	720	1,905	—	7,834
Under 500	—	—	—	—	—	—	—	—
Unknown	—	—	—	—	—	—	—	—
Total	$88,048	$54,892	$61,030	$190,714	$312,208	$166,277	$5,592	$878,761
Accrued interest excluded from total	$388	$263	$302	$552	$695	$432	$43	$2,675
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family owner occupied - non-jumbo
800 and above	$5,270	$2,088	$4,148	$13,160	$9,606	$14,616	$4,613	$53,501
750-799	8,911	6,532	9,828	26,722	21,376	30,100	13,508	116,977
700-749	2,593	4,978	3,803	8,981	8,552	23,235	5,702	57,844
650-699	2,343	788	1,960	5,046	4,154	12,947	1,586	28,824
600-649	366	301	214	2,610	1,153	9,218	168	14,030
550-599	—	—	382	1,570	721	6,547	41	9,261
500-549	—	—	—	291	779	5,303	60	6,433
Under 500	—	85	—	602	242	1,763	—	2,692
Unknown	—	—	—	—	—	—	—	—
Total	$19,483	$14,772	$20,335	$58,982	$46,583	$103,729	$25,678	$289,562
Accrued interest excluded from total	$123	$94	$89	$180	$109	$377	$181	$1,153
Current period gross charge-offs	$—	$—	$—	$19	$—	$5	$—	$24

1-4 family non-owner occupied
800 and above	$3,958	$2,399	$3,229	$3,693	$10,379	$10,302	$943	$34,903
750-799	13,466	10,671	9,247	13,152	26,912	19,293	1,452	94,193
700-749	4,343	2,349	1,174	2,551	3,439	8,540	1,618	24,014
650-699	1,046	1,263	487	2,747	3,427	6,127	402	15,499
600-649	—	708	—	77	—	1,470	—	2,255
550-599	—	—	—	367	—	717	—	1,084
500-549	—	—	—	—	50	253	—	303
Under 500	—	—	—	—	—	42	—	42
Unknown	—	—	—	—	—	—	—	—
Total	$22,813	$17,390	$14,137	$22,587	$44,207	$46,744	$4,415	$172,293
Accrued interest excluded from total	$96	$89	$70	$86	$115	$168	$30	$654
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Mortgage - continued (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2025	2024	2023	2022	2021	Prior
	(In thousands)
December 31, 2025 - (continued)
1-4 family - 2nd lien
800 and above	$1,256	$367	$351	$461	$789	$1,454	$16,797	$21,475
750-799	3,122	2,528	2,142	1,830	2,006	3,651	56,532	71,811
700-749	2,759	1,225	1,310	1,505	1,502	2,454	29,585	40,340
650-699	805	367	339	454	285	1,517	11,914	15,681
600-649	—	141	124	107	250	525	2,157	3,304
550-599	—	41	225	72	53	650	1,770	2,811
500-549	—	16	423	108	200	537	417	1,701
Under 500	—	—	154	111	—	209	—	474
Unknown	—	—	—	—	—	—	—	—
Total	$7,942	$4,685	$5,068	$4,648	$5,085	$10,997	$119,172	$157,597
Accrued interest excluded from total	$23	$18	$22	$19	$13	$37	$767	$899
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Resort lending
800 and above	$—	$—	$—	$—	$524	$4,127	$—	$4,651
750-799	121	—	22	366	156	10,704	—	11,369
700-749	—	—	—	—	484	3,644	—	4,128
650-699	—	—	—	—	—	5,148	—	5,148
600-649	—	—	—	—	—	955	—	955
550-599	—	—	—	—	—	—	—	—
500-549	—	—	—	—	—	357	—	357
Under 500	—	—	—	—	—	—	—	—
Unknown	—	—	—	—	—	—	—	—
Total	$121	$—	$22	$366	$1,164	$24,935	$—	$26,608
Accrued interest excluded from total	$1	$—	$—	$1	$3	$117	$—	$122
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Mortgage
800 and above	$20,619	$8,735	$21,018	$58,066	$76,861	$66,192	$24,021	$275,512
750-799	77,385	52,753	46,670	131,880	218,762	139,245	73,398	740,093
700-749	26,653	20,486	18,222	45,671	82,088	68,692	37,423	299,235
650-699	12,117	7,606	10,319	25,498	21,693	41,692	15,402	134,327
600-649	1,633	2,017	1,906	3,964	5,434	15,538	2,325	32,817
550-599	—	41	607	7,170	2,418	10,954	1,811	23,001
500-549	—	16	1,696	4,335	1,749	8,355	477	16,628
Under 500	—	85	154	713	242	2,014	—	3,208
Unknown	—	—	—	—	—	—	—	—
Total	$138,407	$91,739	$100,592	$277,297	$409,247	$352,682	$154,857	$1,524,821
Accrued interest excluded from total	$631	$464	$483	$838	$935	$1,131	$1,021	$5,503
Current period gross charge-offs	$—	$—	$—	$19	$—	$5	$—	$24
(1)Credit scores have been updated within the last twelve months.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Installment (1)
	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Total
	(In thousands)
March 31, 2026
Boat lending
800 and above	$969	$6,740	$3,932	$5,731	$6,756	$17,925	$42,053
750-799	4,632	31,474	19,521	22,127	22,573	45,098	145,425
700-749	1,928	10,954	9,927	8,494	9,540	16,816	57,659
650-699	1,053	2,383	2,505	2,341	2,267	5,999	16,548
600-649	14	897	362	589	740	1,346	3,948
550-599	—	32	186	117	271	885	1,491
500-549	—	—	108	86	95	329	618
Under 500	—	—	—	35	—	6	41
Unknown	—	—	—	—	—	—	—
Total	$8,596	$52,480	$36,541	$39,520	$42,242	$88,404	$267,783
Accrued interest excluded from total	$29	$177	$141	$143	$93	$190	$773
Current period gross charge-offs	$—	$—	$29	$65	$9	$25	$128

Recreational vehicle lending
800 and above	$209	$705	$1,615	$2,732	$7,873	$15,703	$28,837
750-799	335	3,499	7,132	9,607	29,220	42,583	92,376
700-749	280	1,460	3,592	3,575	11,400	19,210	39,517
650-699	4	282	971	1,834	3,757	6,704	13,552
600-649	—	25	267	559	1,103	2,559	4,513
550-599	—	—	128	219	610	1,537	2,494
500-549	—	—	47	52	461	877	1,437
Under 500	—	—	72	120	288	289	769
Unknown	—	—	—	—	—	—	—
Total	$828	$5,971	$13,824	$18,698	$54,712	$89,462	$183,495
Accrued interest excluded from total	$4	$23	$53	$67	$134	$199	$480
Current period gross charge-offs	$—	$—	$8	$11	$—	$206	$225

Other
800 and above	$603	$1,244	$767	$1,014	$1,183	$1,474	$6,285
750-799	1,705	8,739	5,349	4,482	3,792	6,374	30,441
700-749	2,247	4,151	3,721	2,587	2,249	4,656	19,611
650-699	1,546	1,828	1,350	921	753	1,730	8,128
600-649	5	175	438	362	439	705	2,124
550-599	—	20	182	251	219	264	936
500-549	—	6	183	117	163	317	786
Under 500	—	—	46	13	65	55	179
Unknown	604	—	—	—	—	—	604
Total	$6,710	$16,163	$12,036	$9,747	$8,863	$15,575	$69,094
Accrued interest excluded from total	$15	$63	$51	$37	$22	$69	$257
Current period gross charge-offs	$328	$4	$3	$13	$5	$17	$370

Total installment
800 and above	$1,781	$8,689	$6,314	$9,477	$15,812	$35,102	$77,175
750-799	6,672	43,712	32,002	36,216	55,585	94,055	268,242
700-749	4,455	16,565	17,240	14,656	23,189	40,682	116,787
650-699	2,603	4,493	4,826	5,096	6,777	14,433	38,228
600-649	19	1,097	1,067	1,510	2,282	4,610	10,585
550-599	—	52	496	587	1,100	2,686	4,921
500-549	—	6	338	255	719	1,523	2,841
Under 500	—	—	118	168	353	350	989
Unknown	604	—	—	—	—	—	604
Total	$16,134	$74,614	$62,401	$67,965	$105,817	$193,441	$520,372
Accrued interest excluded from total	$48	$263	$245	$247	$249	$458	$1,510
Current period gross charge-offs	$328	$4	$40	$89	$14	$248	$723

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Installment - continued (1)
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
	(In thousands)
December 31, 2025
Boat lending
800 and above	$7,160	$4,306	$5,878	$7,190	$8,111	$11,036	$43,681
750-799	32,694	21,095	23,561	23,385	19,814	27,759	148,308
700-749	11,208	10,315	8,793	9,887	7,279	10,511	57,993
650-699	2,418	2,569	2,482	2,312	2,609	3,743	16,133
600-649	907	366	598	808	622	798	4,099
550-599	33	188	118	275	383	552	1,549
500-549	—	137	87	97	183	169	673
Under 500	—	35	35	—	—	6	76
Unknown	—	—	—	—	—	—	—
Total	$54,420	$39,011	$41,552	$43,954	$39,001	$54,574	$272,512
Accrued interest excluded from total	$185	$151	$149	$96	$85	$112	$778
Current period gross charge-offs	$—	$—	$—	$14	$—	$19	$33

Recreational vehicle lending
800 and above	$771	$1,690	$2,923	$8,205	$8,940	$7,788	$30,317
750-799	3,706	7,485	10,133	30,410	27,020	17,972	96,726
700-749	1,498	3,830	3,849	11,937	12,930	7,192	41,236
650-699	287	987	1,862	3,865	4,747	2,234	13,982
600-649	26	276	576	1,143	1,858	833	4,712
550-599	—	129	222	622	968	614	2,555
500-549	—	55	54	469	663	292	1,533
Under 500	—	75	121	292	251	57	796
Unknown	—	—	—	—	—	—	—
Total	$6,288	$14,527	$19,740	$56,943	$57,377	$36,982	$191,857
Accrued interest excluded from total	$26	$54	$71	$138	$125	$82	$496
Current period gross charge-offs	$—	$—	$—	$76	$72	$50	$198

Other
800 and above	$1,460	$900	$1,168	$1,408	$641	$933	$6,510
750-799	9,471	6,202	5,214	4,275	2,546	4,423	32,131
700-749	6,281	4,067	2,872	2,569	1,990	3,251	21,030
650-699	3,470	1,473	989	851	545	1,305	8,633
600-649	184	483	405	470	276	460	2,278
550-599	23	200	267	250	93	192	1,025
500-549	7	195	128	179	124	224	857
Under 500	—	48	14	91	35	32	220
Unknown	854	—	—	—	—	—	854
Total	$21,750	$13,568	$11,057	$10,093	$6,250	$10,820	$73,538
Accrued interest excluded from total	$72	$57	$43	$26	$16	$60	$274
Current period gross charge-offs	$310	$—	$6	$31	$2	$14	$363

Total installment
800 and above	$9,391	$6,896	$9,969	$16,803	$17,692	$19,757	$80,508
750-799	45,871	34,782	38,908	58,070	49,380	50,154	277,165
700-749	18,987	18,212	15,514	24,393	22,199	20,954	120,259
650-699	6,175	5,029	5,333	7,028	7,901	7,282	38,748
600-649	1,117	1,125	1,579	2,421	2,756	2,091	11,089
550-599	56	517	607	1,147	1,444	1,358	5,129
500-549	7	387	269	745	970	685	3,063
Under 500	—	158	170	383	286	95	1,092
Unknown	854	—	—	—	—	—	854
Total	$82,458	$67,106	$72,349	$110,990	$102,628	$102,376	$537,907
Accrued interest excluded from total	$283	$262	$263	$260	$226	$254	$1,548
Current period gross charge-offs	$310	$—	$6	$121	$74	$83	$594
(1)Credit scores have been updated within the last twelve months.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Foreclosed residential real estate properties included in other real estate and repossessed assets, net on our interim Condensed Consolidated Statements of Financial Condition totaled $0.6 million and $0.8 million at March 31, 2026 and December 31, 2025, respectively. Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $2.5 million and $1.9 million at March 31, 2026 and December 31, 2025, respectively.
During the three month periods ended March 31, 2026 and 2025, we sold $1.4 million and $8.8 million, respectively, of portfolio residential fixed rate mortgage loans servicing retained and recognized a gain on sale of $0.03 million and $0.22 million, respectively. These transactions were done primarily for asset/liability management purposes.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
5.    Shareholders’ Equity and Earnings Per Common Share
On December 16, 2025, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) to buy back up to 1,100,000 shares of our outstanding common stock through December 31, 2026. Shares would be repurchased through open market transactions, though we could execute repurchases through other means, such as privately negotiated transactions. The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, regulatory requirements, potential alternative uses for capital, and our financial performance. During the three month period ended March 31, 2026 no shares of common stock were repurchased. During the three month period ended March 31, 2025 there were 1,093 shares of common stock repurchased through open market transactions for an aggregate purchase price of $0.03 million.
A reconciliation of basic and diluted net income per common share follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands, except per share data)
Net income	$16,875	$15,590

Weighted average shares outstanding (1)	20,575	20,943
Stock units for deferred compensation plan for non-employee directors	179	177
Performance share units	25	28
Effect of stock options	1	2
Weighted average shares outstanding for calculation of diluted earnings per share	20,780	21,150

Net income per common share
Basic (1)	$0.82	$0.74
Diluted	$0.81	$0.74
(1)Basic net income per common share includes weighted average common shares outstanding during the period.
Weighted average stock options outstanding that were not considered in computing diluted net income per common share because they were anti-dilutive were zero for the three month periods ended March 31, 2026 and 2025, respectively.

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
Our derivative financial instruments according to the type of hedge in which they are designated follows:

	March 31, 2026
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Fair value hedge designation
Pay-fixed interest rate swap agreement - commercial	$5,137	3.1	$190
Pay-fixed interest rate swap agreements - securities available for sale	148,895	1.6	6,752
Pay-fixed interest rate swap agreements - installment	50,000	1.3	(137)
Pay-fixed interest rate swap agreements - mortgage	80,000	1.7	(536)
Interest rate cap agreements - securities available for sale	40,970	2.1	90
Total	$325,002	1.7	$6,359

Cash flow hedge designation
Interest rate floor agreements - commercial	$500,000	2.0	$4,586
Interest rate cap agreements - short-term funding liabilities	50,000	1.9	141
Total	550,000	2.0	4,727

No hedge designation
Rate-lock mortgage loan commitments	$29,532	0.1	$166
Mandatory commitments to sell mortgage loans	46,740	0.1	143
Pay-fixed interest rate swap agreements - commercial	713,806	4.5	183
Pay-variable interest rate swap agreements - commercial	713,806	4.5	(183)
Total	$1,503,884	4.2	$309

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	December 31, 2025
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Fair value hedge designation
Pay-fixed interest rate swap agreement - commercial	$5,242	3.4	$175
Pay-fixed interest rate swap agreements - securities available for sale	148,895	1.8	6,923
Pay-fixed interest rate swap agreements - installment	100,000	1.4	(824)
Pay-fixed interest rate swap agreements - mortgage	117,000	1.7	(1,186)
Interest rate cap agreements - securities available for sale	40,970	2.3	32
Total	$412,107	1.8	$5,120

Cash flow hedge designation
Interest rate floor agreements - commercial	$450,000	1.8	$4,669
Interest rate cap agreements - short-term funding liabilities	50,000	2.1	46
Total	500,000	1.8	4,715

No hedge designation
Rate-lock mortgage loan commitments	17,180	0.1	230
Mandatory commitments to sell mortgage loans	24,909	0.1	(32)
Pay-fixed interest rate swap agreements - commercial	683,715	4.5	(3,345)
Pay-variable interest rate swap agreements - commercial	683,715	4.5	3,345
Total	$1,409,519	4.4	$198

We have established management objectives and strategies that include interest-rate risk parameters for maximum fluctuations in net interest income and market value of portfolio equity. We monitor our interest rate risk position via simulation modeling reports. The goal of our asset/liability management efforts is to maintain profitable financial leverage within established risk parameters.

We have entered into pay-fixed interest rate swaps and caps to protect a portion of the fair value of a certain fixed rate commercial loan and certain mortgage and installment loans (‘‘Fair Value Hedge – Portfolio Loans’’). As a result, changes in the fair values of the pay-fixed interest rate swaps and caps are expected to offset changes in the fair values of the fixed rate portfolio loans due to fluctuations in interest rates. We record the fair values of Fair Value Hedge – Portfolio Loans in accrued income and other assets and accrued expenses and other liabilities on our interim Condensed Consolidated Statements of Financial Condition. The hedged items (a fixed rate commercial loan and certain fixed rate mortgage and installment loans) are also recorded at fair value which offsets the adjustment to the Fair Value Hedge – Portfolio Loans. On an ongoing basis, we adjust our interim Condensed Consolidated Statements of Financial Condition to reflect the then current fair values of both the Fair Value Hedge – Portfolio Loans and the hedged items. The related gains or losses are reported in interest income – interest and fees on loans in our interim Condensed Consolidated Statements of Operations. During the first quarter of 2026 we terminated $87.0 million of Fair Value Hedges - Portfolio Loans. The remaining unrealized losses on these terminated fair value hedges of $0.33 million as of March 31, 2026 are being amortized into earnings over their original life ranging from November, 2026 to June, 2027. During the second quarter of 2023 we terminated an interest rate cap accounted for as a fair value hedge that was previously hedging certain installment loans. The remaining unrealized gain on this terminated interest cap of $0.11 million as of March 31, 2026 is being amortized into earnings over the original life of the interest rate cap which was February, 2030.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

For Cash Flow Hedges, it is anticipated that as of March 31, 2026, $1.9 million will be reclassified from accumulated other comprehensive loss as a reduction to earnings over the next twelve months. The maximum term of any Cash Flow Hedge at March 31, 2026 is 3.2 years.
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the interim Condensed Consolidated Statements of Financial Condition for the periods presented:
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	March 31, 2026		December 31, 2025		March 31, 2026		December 31, 2025
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments
Pay-fixed interest rate swap agreements	Other assets	$6,961	Other assets	$7,114	Other liabilities	$692	Other liabilities	$2,026
Interest rate cap agreements	Other assets	231	Other assets	78	Other liabilities	—	Other liabilities	—
Interest rate floor agreements	Other assets	4,586	Other assets	4,669	Other liabilities	—	Other liabilities	—
		11,778		11,861		692		2,026
Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	166	Other assets	230	Other liabilities	—	Other liabilities	—
Mandatory commitments to sell mortgage loans	Other assets	143	Other assets	—	Other liabilities	—	Other liabilities	32
Pay-fixed interest rate swap agreements - commercial	Other assets	7,533	Other assets	7,074	Other liabilities	7,350	Other liabilities	10,419
Pay-variable interest rate swap agreements - commercial	Other assets	7,350	Other assets	10,419	Other liabilities	7,533	Other liabilities	7,074
		15,192		17,723		14,883		17,525
Total derivatives		$26,970		$29,584		$15,575		$19,551

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The effect of derivative financial instruments on the interim Condensed Consolidated Statements of Operations follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Gain (Loss) Recognized in Income
	Three Month Periods Ended March 31,			Three Month Periods Ended March 31,		Location of Gain (Loss) Recognized in Income	Three Month Periods Ended March 31,
	2026	2025		2026	2025		2026	2025
							(In thousands)
Fair Value Hedges
Pay-fixed interest rate swap agreement - commercial						Interest and fees on loans	$15	$(85)
Pay-fixed interest rate swap agreements - securities available for sale						Interest on securities	(171)	(2,375)
Pay-fixed interest rate swap agreements - installment						Interest and fees on loans	687	(682)
Pay-fixed interest rate swap agreements - mortgage						Interest and fees on loans	650	(965)
Interest rate cap agreements - securities available for sale	$58	$(155)	Interest on securities	$(54)	$(54)	Interest on securities	—	—
Total	$58	$(155)		$(54)	$(54)		$1,181	$(4,107)

Cash Flow Hedges
Interest rate floor agreements - commercial	$(922)	$752	Interest and fees on loans	$(176)	$(368)	Interest and fees on loans	$(176)	$(368)
Interest rate cap agreements - short-term funding liabilities	95	(131)	Interest expense	(23)	(2)	Interest expense	(23)	(2)
Total	$(827)	$621		$(199)	$(370)		$(199)	$(370)

No hedge designation
Rate-lock mortgage loan commitments						Net gains on mortgage loans	$(64)	$268
Mandatory commitments to sell mortgage loans						Net gains on mortgage loans	175	(93)
Pay-fixed interest rate swap agreements - commercial						Interest and fees on loans	3,528	(9,275)
Pay-variable interest rate swap agreements - commercial						Interest and fees on loans	(3,528)	9,275
Total							$111	$175

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7.    Goodwill and Other Intangibles
The following table summarizes intangible assets, net of amortization:

	March 31, 2026		December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets - core deposits	$11,916	$11,030	$11,916	$10,915
Unamortized intangible assets - goodwill	$28,300		$28,300
Goodwill is assessed for impairment on an annual basis as of December 31, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment is made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. For the three months ended March 31, 2026 and 2025 no event occurred that indicated an impairment of goodwill may exist.
A summary of estimated core deposits intangible amortization at March 31, 2026 follows:

(In thousands)

Nine months ending December 31, 2026	345
2027	434
2028	107
Total	$886
8.    Share Based Compensation
We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.2 million shares of common stock as of March 31, 2026. The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.04 million shares of common stock as of March 31, 2026. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.
A summary of restricted stock and performance stock units (“PSU”) granted pursuant to our long-term incentive plan follows:

	Three Months Ended March 31,
	2026	2025

Restricted stock	63,457	52,019
PSU	16,859	16,364
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our directors may elect to receive all or a portion of their cash retainer fees in the form of common stock (either on a current basis or on a deferred basis) pursuant to the non-employee director stock purchase plan referenced above. Shares equal in value to that portion of each director’s fees that he or she has elected to receive in stock on a current basis are issued each quarter and vest immediately. Shares issued on a deferred basis are credited at the rate of 90% of the current fair value of our common stock and vest immediately. During the three month periods ended March 31, 2026 and 2025 we issued 0.002 million and 0.002 million shares, respectively and expensed their value during those same periods.
Total compensation expense recognized for grants pursuant to our long-term incentive plan was $0.6 million during both three month periods ended March 31, 2026 and 2025, respectively. The corresponding tax benefit relating to this expense was $0.1 million during both three month periods ended March 31, 2026 and 2025, respectively. Total expense recognized for non-employee director share based payments was $0.05 million and $0.06 million during three month periods ended March 31, 2026 and 2025, respectively. The corresponding tax benefit relating to this expense was $0.01 million and $0.01 million for three month periods ended March 31, 2026 and 2025, respectively.
A summary of outstanding non-vested stock and related transactions follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2026	250,213	$27.70
Granted	80,316	37.29
Vested	(80,514)	23.87
Forfeited	(4,699)	33.02
Outstanding at March 31, 2026	245,316	$31.99
At March 31, 2026, the total expected compensation cost related to non-vested restricted stock and PSUs not yet recognized was $5.0 million. The weighted-average period over which this amount will be recognized is 2.4 years.
A summary of outstanding stock option grants and related transactions follows:

	Number of Shares	Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregated Intrinsic Value
				(In thousands)
Outstanding at January 1, 2026	2,790	$13.43
Granted	—
Exercised	(2,790)	13.43
Forfeited	—
Expired	—
Outstanding at March 31, 2026	0	$—	0	$—

Vested and expected to vest at March 31, 2026	0	$—	0	$—
Exercisable at March 31, 2026	0	$—	0	$—

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Certain information regarding options exercised during the periods follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Intrinsic value	$55	$64
Cash proceeds received	$—	$—
Tax benefit realized	$12	$13
9.    Income Tax
Income tax expense was $3.4 million and $3.5 million during the three month periods ended March 31, 2026 and 2025, respectively. Our actual federal income tax expense is different than the amount computed by applying our statutory income tax rate to our income before income tax primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance. In addition, the three month periods ending March 31, 2026 and 2025 include reductions of $0.18 million and $0.30 million, respectively, of income tax expense related to the impact of the excess value of stock awards that vested and stock options that were exercised as compared to the initial fair values that were expensed.
We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. The ultimate realization of this asset is primarily based on generating future income. We concluded at March 31, 2026, March 31, 2025 and December 31, 2025 that the realization of substantially all of our deferred tax assets continues to be more likely than not.
At both March 31, 2026 and December 31, 2025, we had approximately $0.2 million, respectively, of gross unrecognized tax benefits. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the remainder of 2026.
10.    Regulatory Matters
Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits. As of March 31, 2026, the Bank had positive undivided profits of $232.7 million. It is not our intent to have dividends paid in amounts that would reduce the capital of our Bank to levels below those which we consider prudent or that would not be in accordance with guidelines of regulatory authorities.
We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can result in certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our interim condensed consolidated financial statements. In addition, capital adequacy rules include a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. To avoid limits on capital distributions and certain discretionary bonus payments we must meet the minimum ratio for adequately capitalized institutions plus the buffer. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of March 31, 2026 and December 31, 2025, categorized our Bank as well capitalized and exceeding the minimum ratio for adequately capitalized institutions plus the capital conservation buffer. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our actual capital amounts and ratios follow (1):

	Actual		Minimum for Adequately Capitalized Institutions		Minimum for Well-Capitalized Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2026
Total capital to risk-weighted assets
Consolidated	$632,742	13.79%	$367,024	8.00%	NA	NA
Independent Bank	581,090	12.68	366,515	8.00	$458,144	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$575,250	12.54%	$275,268	6.00%	NA	NA
Independent Bank	523,676	11.43	274,886	6.00	$366,515	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$536,593	11.70%	$206,451	4.50%	NA	NA
Independent Bank	523,676	11.43	206,165	4.50	$297,793	6.50%

Tier 1 capital to average assets
Consolidated	$575,250	10.34%	$222,477	4.00%	NA	NA
Independent Bank	523,676	9.43	222,243	4.00	$277,803	5.00%

December 31, 2025
Total capital to risk-weighted assets
Consolidated	$621,506	13.59%	$365,958	8.00%	NA	NA
Independent Bank	570,750	12.49	365,463	8.00	$456,829	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$564,180	12.33%	$274,468	6.00%	NA	NA
Independent Bank	513,500	11.24	274,098	6.00	$365,463	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$525,540	11.49%	$205,851	4.50%	NA	NA
Independent Bank	513,500	11.24	205,573	4.50	$296,939	6.50%

Tier 1 capital to average assets
Consolidated	$564,180	10.27%	$219,663	4.00%	NA	NA
Independent Bank	513,500	9.36	219,422	4.00	$274,278	5.00%
_______________________________________

(1)	These ratios do not reflect a capital conservation buffer of 2.50% at March 31, 2026 and December 31, 2025.
NA - Not applicable

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
	(In thousands)
Total shareholders' equity	$510,553	$502,951	$497,636	$490,911
Add (deduct)
Accumulated other comprehensive loss for regulatory purposes	55,226	51,890	55,226	51,890
Goodwill and other intangibles	(29,186)	(29,301)	(29,186)	(29,301)
Common equity tier 1 capital	536,593	525,540	523,676	513,500
Qualifying trust preferred securities	38,657	38,640	—	—
Tier 1 capital	575,250	564,180	523,676	513,500
Allowance for credit losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	57,492	57,326	57,414	57,250
Total risk-based capital	$632,742	$621,506	$581,090	$570,750

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
We used the following methods and significant assumptions to estimate fair value:
Securities: Where quoted market prices are available in an active market, securities are classified as Level 1 of the valuation hierarchy. We currently do not have any Level 1 securities. If quoted market prices are not available for the specific security, then fair values are estimated by (1) using quoted market prices of securities with similar characteristics, (2) matrix pricing, which is a mathematical technique used widely in the industry to value securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices, or (3) a discounted cash flow analysis whose significant fair value inputs can generally be verified and do not typically involve judgment by management. These securities are classified as Level 2 of the valuation hierarchy and primarily include agency securities, private label mortgage-backed securities, other asset backed securities, obligations of states and political subdivisions, trust preferred securities and corporate securities.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Loans held for sale: The fair value of loans held for sale, carried at fair value is based on agency cash window loan pricing for comparable assets (recurring Level 2).
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
Derivatives: The fair value of rate-lock mortgage loan commitments is based on agency cash window loan pricing for comparable assets and the fair value of mandatory commitments to sell mortgage loans is based on mortgage-backed security pricing for comparable assets (recurring Level 2). The fair value of interest rate swap, interest rate cap and interest rate floor agreements are derived from proprietary models which utilize current market data. The significant fair value inputs can generally be observed in the market place and do not typically involve judgment by management (recurring Level 2).

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
	(In thousands)
March 31, 2026:
Measured at Fair Value on a Recurring Basis
Assets
Securities available for sale
U.S. agency	$7,251	$—	$7,251	$—
U.S. agency residential mortgage-backed	85,488	—	85,488	—
U.S. agency commercial mortgage-backed	6,967	—	6,967	—
Private label mortgage-backed	37,107	—	37,107	—
Other asset backed	28,939	—	28,939	—
Obligations of states and political subdivisions	273,560	—	273,560	—
Corporate	41,999	—	41,999	—
Trust preferred	984	—	984	—
Loans held for sale	19,714	—	19,714	—
Capitalized mortgage loan servicing rights	32,233	—	—	32,233
Derivatives (1)	26,970	—	26,970	—
Liabilities
Derivatives (2)	15,575	—	15,575	—

Measured at Fair Value on a Non-recurring Basis:
Assets
Collateral dependent loans (3)
Commercial
Commercial and industrial	8,597	—	—	8,597
Commercial real estate	9,611	—	—	9,611
Mortgage
1-4 family owner occupied - non-jumbo	571	—	—	571
1-4 family non-owner occupied	78	—	—	78
1-4 family - 2nd lien	267	—	—	267
Resort lending	37	—	—	37
Installment
Boat lending	55	—	—	55
Recreational vehicle lending	387	—	—	387
Other	52	—	—	52
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
	(In thousands)
December 31, 2025:
Measured at Fair Value on a Recurring Basis
Assets
Securities available for sale
U.S. agency	$7,917	$—	$7,917	$—
U.S. agency residential mortgage-backed	81,065	—	81,065	—
U.S. agency commercial mortgage-backed	7,186	—	7,186	—
Private label mortgage-backed	40,506	—	40,506	—
Other asset backed	30,185	—	30,185	—
Obligations of states and political subdivisions	280,402	—	280,402	—
Corporate	47,661	—	47,661	—
Trust preferred	987	—	987	—
Loans held for sale	9,031	—	9,031	—
Capitalized mortgage loan servicing rights	31,493	—	—	31,493
Derivatives (1)	29,584	—	29,584	—
Liabilities
Derivatives (2)	19,551	—	19,551	—

Measured at Fair Value on a Non-recurring Basis:
Assets
Collateral dependent loans (3)
Commercial
Commercial and industrial	7,361	—	—	7,361
Commercial real estate	10,123	—	—	10,123
Mortgage
1-4 family owner occupied - non-jumbo	432	—	—	432
1-4 family non-owner occupied	14	—	—	14
1-4 family - 2nd lien	238	—	—	238
Resort lending	37	—	—	37
Installment
Boat lending	150	—	—	150
Recreational vehicle lending	153	—	—	153
Other	70	—	—	70
_________________________________
(1)Included in accrued income and other assets
(2)Included in accrued expenses and other liabilities
(3)Only includes individually evaluated loans with specific allocations of the ACL based on collateral value.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the Three Month Periods Ended March 31 for items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Net Gains (losses) on Assets	Mortgage Loan Servicing, net	Total Change in Fair Values Included in Current Period Earnings
	Mortgage Loans
	(In thousands)
2026
Loans held for sale	$(160)	$—	$(160)
Capitalized mortgage loan servicing rights	—	10	10

2025
Loans held for sale	55	—	55
Capitalized mortgage loan servicing rights	—	(2,424)	(2,424)
For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the interim Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets.
The following represent impairment charges recognized during the three month periods ended March 31, 2026 and 2025 relating to assets measured at fair value on a non-recurring basis:
•Loans that are individually evaluated using the fair value of collateral for collateral dependent loans had a carrying amount of $19.7 million, which is net of a valuation allowance of $7.1 million at March 31, 2026, and had a carrying amount of $18.6 million, which is net of a valuation allowance of $6.8 million at December 31, 2025. The provision for credit losses included in our results of operations relating to collateral dependent loans was a net expense of $0.7 million and $1.7 million for the three month periods ending March 31, 2026 and 2025, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
A reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Capitalized Mortgage Loan Servicing Rights
	Three Months Ended March 31,
	2026	2025
	(In thousands)
Beginning balance	$31,493	$46,796
Total gains (losses) realized and unrealized:
Included in results of operations	10	(2,424)
Included in results of operations - gain on sale(1)	—	(94)
Included in other comprehensive loss	—	—
Purchases, issuances, settlements, maturities and calls	730	855
Sales(1)	—	(12,962)
Transfers in and/or out of Level 3	—	—
Ending balance	$32,233	$32,171

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at March 31	$10	$(2,424)
(1)     On January 31, 2025 we sold $931.6 million of mortgage loan servicing rights (26.3% of total servicing portfolio) and transferred the servicing on March 3, 2025. This sale represented approximately $13.1 million (41.5%) of the total capitalized mortgage loan servicing right asset. While there remains a customary hold back of final settlement funds of approximately $0.1 million relating to this transaction, we are not aware of any issues that will have a material impact on this final payment. We expect to receive this final payment in the second quarter of 2026. Transaction expenses relating to this sale were approximately $0.2 million and were expensed in 2025.
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

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)
March 31, 2026
Capitalized mortgage loan servicing rights	$32,233	Present value of net servicing revenue	Discount rate	9.50% to 19.59%	9.97%
			Cost to service	$69 to $832	$80
			Ancillary income	20 to 30	21
			Float rate	3.91%	3.91%
			Prepayment rate	5.39% to 43.76%	9.16%
December 31, 2025
Capitalized mortgage loan servicing rights	$31,493	Present value of net servicing revenue	Discount rate	9.50% to 18.65%	9.94%
			Cost to service	$69 to $817	$80
			Ancillary income	20 to 30	20
			Float rate	3.75%	3.75%
			Prepayment rate	5.39% to 39.62%	9.60%
Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Asset Fair Value		Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)
March 31, 2026
Collateral dependent loans
Commercial	$9,314	(1)
			Income approach	Discount rates used	10.0% to 16.0%	14.2%
			Income approach	Capitalization rate used	10.0%	10.0%
			Sales comparison approach	Adjustment for differences between comparable sales	(50.0) to 15.0	(0.6)
	8,090		Discounting financial statement and machinery and equipment appraised values	Discount rates used	32.0 to 65.0	38.8
	804		Sales comparison approach	Adjustment for differences between comparable sales	(18.0) to 42.0	8.7
Mortgage and Installment(2)	1,447		Sales comparison approach	Adjustment for differences between comparable sales	(22.0) to 15.1	0.3

December 31, 2025
Collateral dependent loans
Commercial	$9,826	(1)
			Income approach	Discount rates used	9.0% to 16.0%	13.5%
			Sales comparison approach	Adjustment for differences between comparable sales	(50.0) to 15.0	(0.6)
	7,010		Discounting financial statement and machinery and equipment appraised values	Discount rates used	40.0 to 65.0	47.2
	648		Sales comparison approach	Adjustment for differences between comparable sales	(18.0) to 65.0	8.7
Mortgage and Installment(2)	1,094		Sales comparison approach	Adjustment for differences between comparable sales	(17.7) to 16.9	0.2

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(1)	We have one commercial loan relationship that is cross collateralized by several properties whose appraisals used different valuation techniques.
(2)
In addition to the valuation techniques and unobservable inputs discussed above, at March 31, 2026 and December 31, 2025 certain collateral dependent installment loans totaling approximately $0.50 million and $0.37 million, respectively, are secured by collateral other than real estate. For the majority of these loans, we apply internal discount rates to industry valuation guides.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
March 31, 2026	$19,714	$(33)	$19,747
December 31, 2025	9,031	127	8,904

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The estimated recorded book balances and fair values follow:

			Fair Value Using
	Recorded Book Balance	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
March 31, 2026
Assets
Cash and due from banks	$48,475	$48,475	$48,475	$—	$—
Interest bearing deposits	126,440	126,440	126,440	—	—
Securities available for sale	482,295	482,295	—	482,295	—
Securities held to maturity	301,007	271,452	—	271,452	—
Federal Home Loan Bank and Federal
Reserve Bank Stock	18,102	NA	NA	NA	NA
Net loans and loans held for sale	4,264,094	4,079,140	—	19,714	4,059,426
Accrued interest receivable	18,864	18,864	117	4,669	14,078
Derivative financial instruments	26,970	26,970	—	26,970	—

Liabilities
Deposits with no stated maturity (1)	$4,052,869	$4,052,869	$4,052,869	$—	$—
Deposits with stated maturity (1)	827,811	825,762	—	825,762	—
Other borrowings	27,010	26,689	—	26,689	—
Subordinated debentures	39,881	40,093	—	40,093	—
Accrued interest payable	2,274	2,274	319	1,955	—
Derivative financial instruments	15,575	15,575	—	15,575	—

December 31, 2025
Assets
Cash and due from banks	$52,235	$52,235	$52,235	$—	$—
Interest bearing deposits	86,152	86,152	86,152	—	—
Securities available for sale	495,909	495,909	—	495,909	—
Securities held to maturity	309,523	282,830	—	282,830	—
Federal Home Loan Bank and Federal
Reserve Bank Stock	18,102	NA	NA	NA	NA
Net loans and loans held for sale	4,221,871	4,062,200	—	9,031	4,053,169
Accrued interest receivable	19,030	19,030	35	5,043	13,952
Derivative financial instruments	29,584	29,584	—	29,584	—

Liabilities
Deposits with no stated maturity (1)	$3,967,941	$3,967,941	$3,967,941	$—	$—
Deposits with stated maturity (1)	793,741	791,598	—	791,598	—
Other borrowings	77,003	76,680	—	76,680	—
Subordinated debentures	39,864	39,761	—	39,761	—
Accrued interest payable	1,892	1,892	316	1,576	—
Derivative financial instruments	19,551	19,551	—	19,551	—

(1)
Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $915.326 million and $862.697 million at March 31, 2026 and December 31, 2025, respectively. Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $113.548 million and $112.224 million at March 31, 2026 and December 31, 2025, respectively.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
13.    Contingencies

Pressures from various global and national macroeconomic conditions, including significant volatility and uncertainty in U.S. and global market conditions, inflationary pressures, recessionary concerns, uncertainty regarding future interest rates, energy and other commodity price volatility, foreign currency exchange rate fluctuations, the continuation of the Russia-Ukraine war, ongoing conflict in the Middle East, and actual or potential changes in fiscal, trade, regulatory, and monetary policy, continue to create economic uncertainty for our customers, the markets in which we operate, and the financial services industry.
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
We continue to closely monitor and analyze the higher risk segments within our portfolio, and senior management is cautiously optimistic that we are positioned to continue managing the impact of the varied set of risks and uncertainties currently impacting the global and U.S. economies. However, a high degree of uncertainty still exists with respect to the impact of these evolving and fluid macroeconomic conditions on the future performance of our loan portfolio, the value of our securities portfolio, and our financial results.

Litigation
We are involved in various litigation matters in the ordinary course of business, which currently include three putative class action complaints brought against the Bank alleging that its practice of charging overdraft and other fees was not consistent with the disclosures the Bank made to consumers. These lawsuits are similar to lawsuits that have recently been filed against other financial institutions pertaining to overdraft fee disclosures. No class has been certified in any of the putative class action complaints brought against the Bank, and we believe we have valid defenses to each of the claims that have been made. Currently, these three actions are being coordinated for pre-trial and other purposes.
During the quarter, we recorded an accrual for losses we consider probable as a result of all of our outstanding litigation matters in the aggregate amount of $1.5 million, reflected as Litigation Expense in the interim condensed consolidated statement of operations. However, because of the inherent uncertainty of outcomes from any litigation matter, we believe it is reasonably possible we may incur losses in addition to the amounts we have accrued. At this time, we are unable to provide an estimate of the losses that we believe are reasonably possible in addition to the amounts we have accrued, primarily because we are still conducting diligence on certain underlying factual and legal issues and significant matters remain to be resolved, including class certification of the actions described in the preceding paragraph.
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
Because of the very limited liquidity for the Class B-1 shares (prior to completion of the exchange offer) and uncertainty regarding the likelihood, ultimate timing, and eventual exchange rate for Class B-1 shares into Class A shares, we were carrying these shares at zero (prior to the completion of the exchange offer), representing cost basis less impairment. In light of the continued uncertainty regarding the likelihood, ultimate timing, and eventual exchange rate for Class B-2 shares into Class A shares, we are carrying the Class B-2 shares at zero at both March 31, 2026 and December 31, 2025, representing cost basis less impairment. However, given the current conversion ratio of 1.5075 Class A shares for every 1 Class B-2 share and the closing price of Visa Class A shares on April 27, 2026 of $309.65 per share, our 6,283 Class B-2 shares would have a current “value” of approximately $2.9 million.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
In April, 2026 Visa commenced another exchange offer that, if completed on the terms announced by Visa, will allow us to exchange up to all of our Class B-2 shares for a combination of Class B-3 shares and Class A shares (plus cash in lieu of any fractional shares). We currently intend to participate in that exchange offer; however, we have no control over whether the exchange offer will be completed on the terms announced or at all.
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
14.    Accumulated Other Comprehensive Loss (“AOCL”)
A summary of changes in AOCL follows:

	Unrealized Losses on Securities AFS	Unrealized Losses on Securities Transferred to Securities HTM (1)	Dispropor- tionate Tax Effects from Securities AFS	Unrealized Losses on Derivative Instruments	Total
	(In thousands)
For the three months ended March 31,
2026
Balances at beginning of period	$(40,254)	$(10,256)	$(5,798)	$(1,380)	$(57,688)
Other comprehensive income (loss) before reclassifications	(3,516)	567	—	(608)	(3,557)
Amounts reclassified from AOCL	21	—	—	200	221
Net current period other comprehensive income (loss)	(3,495)	567	—	(408)	(3,336)
Balances at end of period	$(43,749)	$(9,689)	$(5,798)	$(1,788)	$(61,024)

2025
Balances at beginning of period	$(49,301)	$(12,775)	$(5,798)	$(2,070)	$(69,944)
Other comprehensive income before reclassifications	1,260	637	—	368	2,265
Amounts reclassified from AOCL	261	—	—	335	596
Net current period other comprehensive income	1,521	637	—	703	2,861
Balances at end of period	$(47,780)	$(12,138)	$(5,798)	$(1,367)	$(67,083)
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
A summary of reclassifications out of each component of AOCL for the three months ended March 31 follows:

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

AOCL Component	Amount Reclassified From AOCL	Affected Line Item in Interim Condensed Consolidated Statements of Operations
(In thousands)
2026
Unrealized losses on securities available for sale
	$(26)	Net losses on securities available for sale
	(5)	Income tax expense
	$(21)	Reclassifications, net of tax

Unrealized losses on derivative instruments
	$(230)	Interest income
	23	Interest expense
(253)
	(53)	Income tax expense
	$(200)	Reclassifications, net of tax

	$(221)	Total reclassifications for the period, net of tax

2025
Unrealized losses on securities available for sale
	$(330)	Net losses on securities available for sale
	(69)	Income tax expense
	$(261)	Reclassifications, net of tax

Unrealized losses on derivative instruments
	$(422)	Interest income
	2	Interest expense
(424)
	(89)	Income tax expense
	$(335)	Reclassifications, net of tax

	$(596)	Total reclassifications for the period, net of tax

15.    Revenue from Contracts with Customers
We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. We derive the majority of our revenue from financial instruments and their related contractual rights and obligations which for the most part are excluded from the scope of this topic. These sources of revenue that are excluded from the scope of this topic include interest income, net gains on mortgage loans, net losses on securities AFS, mortgage loan servicing, net and bank owned life insurance and were approximately 88.8% and 88.5% of total revenues for the three month periods ending March 31, 2026 and 2025, respectively.
Material sources of revenue that are included in the scope of this topic include service charges on deposit accounts, other deposit related income, interchange income and investment and insurance commissions and are discussed in the following

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
paragraphs. Generally these sources of revenue are earned at the time the service is delivered or over the course of a monthly period and do not result in any contract asset or liability balance at any given period end. As a result, there were no contract assets or liabilities recorded as of March 31, 2026 and December 31, 2025.
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
Net (gains) losses on other real estate and repossessed assets: We record a gain or loss from the sale of other real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. If we were to finance the sale of other real estate to the buyer, we would assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction is probable. Once these criteria are met, the other real estate asset would be derecognized and the gain or loss on sale would be recorded upon the transfer of control of the property to the buyer. There were no other real estate properties sold during the three month periods ending March 31, 2026 and 2025 that were financed by us.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
Three months ending March 31, 2026	(In thousands)
Retail
Overdraft fees	$2,098	$—	$—	$—	$2,098
Account service charges	723	—	—	—	723
ATM fees	—	343	—	—	343
Other	—	143	—	—	143
Business
Overdraft fees	114	—	—	—	114
ATM fees	—	10	—	—	10
Other	—	114	—	—	114
Interchange income	—	—	3,234	—	3,234
Asset management revenue	—	—	—	424	424
Transaction based revenue	—	—	—	385	385

Total	$2,935	$610	$3,234	$809	$7,588

Reconciliation to interim Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$610
Investment and insurance commissions					809
Bank owned life insurance (1)					322
Other (1)					1,210
Total					$2,951
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
Leases are classified as operating or finance leases at the lease commencement date (we did not have any finance leases as of March 31, 2026 and December 31, 2025). Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. The ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of the lease payment over the lease term.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.
The cost components of our operating leases follows:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Operating lease cost	$370	$326
Variable lease cost	1	8
Short-term lease cost	17	20
Total	$388	$354
Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities.
Supplemental balance sheet information related to our operating leases follows:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Lease right of use asset (1)	$7,003	$7,296
Lease liabilities (2)	$7,219	$7,528

Weighted average remaining lease term (years)	6.63	6.79
Weighted average discount rate	4.4%	4.4%
(1)Included in Accrued income and other assets in our interim Condensed Consolidated Statements of Financial Condition.
(2)Included in Accrued expenses and other liabilities in our interim Condensed Consolidated Statements of Financial Condition.
Maturity analysis of our lease liabilities at March 31, 2026 based on required contractual payments follows:

(In thousands)

Nine months ending December 31, 2026	$1,090
2027	1,339
2028	1,288
2029	1,296
2030	1,126
2031 and thereafter	2,258
Total lease payments	8,397
Less imputed interest	(1,178)
Total	$7,219

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
Segment performance is evaluated using consolidated net income, earnings per share, and return on average assets. Information reported internally for performance assessment by the chief operating decision maker is as follows, inclusive of reconciliations of significant segment totals to the interim condensed consolidated financial statements for the three month periods ended March 31, 2026 and 2025.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended March 31, 2026
	Independent Bank	Other(1)	Eliminations	Total
	(In thousands)
INTEREST INCOME
Interest and fees on loans	$59,171	$—	$78	$59,249
Interest on securities	5,876	—	—	5,876
Other investments	1,044	—	—	1,044
Total Interest Income	66,091	—	78	66,169
INTEREST EXPENSE
Deposits	18,397	—	—	18,397
Other borrowings and subordinated debt and debentures	240	677	—	917
Total Interest Expense	18,637	677	—	19,314
Net Interest Income	47,454	(677)	78	46,855
Provision for credit losses	362	—	—	362
Net Interest Income After Provision for Credit Losses	47,092	(677)	78	46,493
NON-INTEREST INCOME
Interchange income	3,234	—	—	3,234
Service charges on deposit accounts	2,935	—	—	2,935
Net gains on mortgage loans	1,208	—	100	1,308
Mortgage loan servicing, net	1,646	—	—	1,646
Other	2,828	345	(248)	2,925
Total Non-interest Income	11,851	345	(148)	12,048
NON-INTEREST EXPENSE
Compensation and employee benefits	21,740	134	(45)	21,829
Data processing	3,929	23	—	3,952
Occupancy, net	2,407	6	—	2,413
Litigation expense	1,500	—	—	1,500
Advertising	1,208	2	—	1,210
Interchange expense	1,191	—	—	1,191
Furniture, fixtures and equipment	894	—	—	894
FDIC deposit insurance	799	—	—	799
Loan and collection	752	—	—	752
Communications	587	6	—	593
Legal and professional	444	147	—	591
Other	2,369	218	—	2,587
Total Non-interest Expense	37,820	536	(45)	38,311
Income (Loss) Before Income Tax	21,123	(868)	(25)	20,230
Income tax expense (benefit)	3,563	(203)	(5)	3,355
Net Income (Loss)	$17,560	$(665)	$(20)	$16,875

OTHER SEGMENT DISCLOSURES
Depreciation	1,262	1	—	1,263
Amortization	115	—	—	115
Total assets	5,551,229	571,840	(565,560)	5,557,509
(1)    Includes amounts relating to our parent company and certain insignificant operations.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended March 31, 2025
	Independent Bank		Other(1)	Eliminations	Total
	(In thousands)
INTEREST INCOME
Interest and fees on loans	$57,708		$—	$60	$57,768
Interest on securities	6,806		—	—	6,806
Other investments	1,570		369	(369)	1,570
Total Interest Income	66,084		369	(309)	66,144
INTEREST EXPENSE
Deposits	21,324		—	(369)	20,955
Other borrowings and subordinated debt and debentures	143		1,361	—	1,504
Total Interest Expense	21,467		1,361	(369)	22,459
Net Interest Income	44,617		(992)	60	43,685
Provision for credit losses	721		—	—	721
Net Interest Income After Provision for Credit Losses	43,896		(992)	60	42,964
NON-INTEREST INCOME
Interchange income	3,127		—	—	3,127
Service charges on deposit accounts	2,814		—	—	2,814
Net gains on mortgage loans	2,223		—	80	2,303
Mortgage loan servicing, net	(636)		—	—	(636)
Other	2,694		319	(197)	2,816
Total Non-interest Income	10,222		319	(117)	10,424
NON-INTEREST EXPENSE
Compensation and employee benefits	20,292		132	(41)	20,383
Data processing	3,710		19	—	3,729
Occupancy, net	2,217	0	6	—	2,223
Interchange expense	1,119		—	—	1,119
Furniture, fixtures and equipment	884		1	—	885
Advertising	859		2	—	861
FDIC deposit insurance	711		—	—	711
Legal and professional	356		123	—	479
Loan and collection	786		—	—	786
Communications	582		9	—	591
Other	2,301		194	—	2,495
Total Non-interest Expense	33,817		486	(41)	34,262
Income (Loss) Before Income Tax	20,301		(1,159)	(16)	19,126
Income tax expense (benefit)	3,954		(414)	(4)	3,536
Net Income (Loss)	$16,347		$(745)	$(12)	$15,590

OTHER SEGMENT DISCLOSURES
Depreciation	1,240		1	—	1,241
Amortization	122		—	—	122
Total assets	5,321,109		562,848	(555,529)	5,328,428
(1)    Includes amounts relating to our parent company and certain insignificant operations.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

18.    Pending Acquisition
On March 18, 2026, we entered into a definitive merger agreement with HCB Financial Corp. ("HCB") (the "Merger Agreement") providing for a business combination of Independent Bank Corporation ("IBCP") and HCB. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, HCB will be merged with and into IBCP, with IBCP as the surviving corporation (the "Merger"). In addition, IBCP intends to consolidate Highpoint Community Bank, HCB's wholly-owned subsidiary bank, with and into the Independent Bank (with Independent Bank as the surviving institution).
Subject to the terms and conditions of the Merger Agreement, we will pay aggregate Merger consideration of approximately $70.2 million in IBCP common stock and cash for all of the shares of HCB common stock issued and outstanding immediately before the effective time of the Merger. The Merger consideration is subject to adjustment in certain limited circumstances, as set forth in the Merger Agreement.
Completion of the Merger is subject to certain closing conditions, including (among others) receipt of the requisite approval of HCB's shareholders, receipt of required regulatory approvals, and the absence of any law or order prohibiting completion of the Merger. The Merger Agreement provides certain termination rights for both IBCP and HCB and further provides that, upon termination of the Merger Agreement under certain limited circumstances, HCB will be obligated to pay IBCP a termination fee of approximately $3.25 million.
A meeting of the HCB shareholders will be scheduled to consider and vote upon a proposal to approve the Merger Agreement between IBCP and HCB. Assuming requisite HCB shareholder approval, receipt of all required regulatory approvals and satisfaction of other closing conditions, the merger of IBCP and HCB is currently expected to be effective during the third quarter of 2026.
Our 2026 non-interest expenses include $0.3 million of costs incurred through March 31, 2026 related to the Merger. As of March 31, 2026, HCB had total assets of $597.2 million, total loans of $369.9 million, total deposits of $545.8 million, and total shareholders' equity of $47.5 million.

Index
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction. The following section presents additional information to assess the financial condition and results of operations of Independent Bank Corporation (“IBCP”), its wholly-owned bank, Independent Bank (the “Bank”), and their subsidiaries. This section should be read in conjunction with the interim Condensed Consolidated Financial Statements. We also encourage you to read our 2025 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”). That report includes a list of risk factors that you should consider in connection with any decision to buy or sell our securities.
Overview. We provide banking services to customers located primarily in Michigan’s Lower Peninsula. We also have a loan production office in Fairlawn, Ohio. As a result, our success depends to a great extent upon the economic conditions in Michigan’s Lower Peninsula.

Recent Developments. Pressures from various global and national macroeconomic conditions, including significant volatility and uncertainty in U.S. and global market conditions, inflationary pressures, recessionary concerns, uncertainty regarding future interest rates, energy and other commodity price volatility, foreign currency exchange rate fluctuations, the continuation of the Russia-Ukraine war, ongoing conflict in the Middle East, and actual or potential changes in fiscal, trade, regulatory, and monetary policy, continue to create economic uncertainty for our customers, the markets in which we operate, and the financial services industry. The extent to which these pressures and other factors may impact our business, results of operations, asset valuations, financial condition, and customers will depend on future developments, which continue to be highly uncertain and difficult to predict. Material adverse impacts may include all or a combination of valuation impairments on our other intangibles, goodwill, securities available for sale ("AFS"), securities held to maturity ("HTM"), loans, capitalized mortgage loan servicing rights or deferred tax assets.
On March 18, 2026, we entered into a definitive merger agreement with HCB Financial Corp. ("HCB") (the "Merger Agreement") providing for a business combination of Independent Bank Corporation ("IBCP") and HCB. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, HCB will be merged with and into IBCP, with IBCP as the surviving corporation (the "Merger"). In addition, IBCP intends to consolidate Highpoint Community Bank, HCB's wholly-owned subsidiary bank, with and into Independent Bank (with Independent Bank as the surviving institution).
Subject to the terms and conditions of the Merger Agreement, we will pay aggregate Merger consideration of approximately $70.2 million in IBCP common stock and cash for all of the shares of HCB common stock issued and outstanding immediately before the effective time of the Merger. The Merger consideration is subject to adjustment in certain limited circumstances, as set forth in the Merger Agreement.
Completion of the Merger is subject to certain closing conditions, including (among others) receipt of the requisite approval of HCB's shareholders, receipt of required regulatory approvals, and the absence of any law or order prohibiting completion of the Merger. The Merger Agreement provides certain termination rights for both IBCP and HCB and further provides that, upon termination of the Merger Agreement under certain limited circumstances, HCB will be obligated to pay IBCP a termination fee of approximately $3.25 million. Currently we anticipate the Merger will be effective during the third quarter of 2026. Our 2026 non-interest expenses include $0.3 million of costs incurred through March 31, 2026 related to the Merger.
It is against this backdrop that we discuss our results of operations and financial condition for the first quarter of 2026 as compared to earlier periods.
RESULTS OF OPERATIONS
Summary. We recorded net income of $16.9 million and $15.6 million during the three months ended March 31, 2026 and 2025, respectively. The increase in 2026 first quarter results as compared to 2025 is due primarily to a $3.2 million increase in net interest income and a $2.5 million favorable change in the fair value due to price of capitalized mortgage loan servicing rights that were partially offset by a $4.0 million increase in non-interest expense.

Index
Key performance ratios

	Three months ended March 31,
	2026	2025
Net income (annualized) to
Average assets	1.24%	1.18%
Average shareholders’ equity	13.43%	13.71%

Net income per common share
Basic	$0.82	$0.74
Diluted	0.81	0.74

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
Our net interest income totaled $46.9 million during the first quarter of 2026, an increase of $3.2 million, or 7.3% from the year-ago period. This increase primarily reflects a $130.8 million increase in average interest-earning assets and a 16 basis point increase in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”).
The increase in average interest-earning assets for the first quarter of 2026 as compared to the same period in 2025 primarily reflects growth in commercial loans funded from decreases in interest bearing cash deposits, installment loans and securities available for sale and held to maturity as well as an increase in deposits.
The increase in our net interest margin during the three month period in 2026 is attributed to a 29 basis point decrease in interest expense as a percent of average interest-earning assets ("Cost of Funds") that was only partially offset by a 13 basis point decrease in interest income as a percent of average interest-earning assets ("Asset Yield"). These decreases are primarily attributed to the decreases in the federal funds rate since January of 2025 as the average federal funds rate was 75 basis points lower during the first quarter of 2026 as compared to the first quarter of 2025. Our Cost of Funds has been positively impacted by deposit pricing sensitivity to the decreases in interest rates discussed above as well as a favorable shift in mix with growth in lower cost non-maturity deposits and runoff in wholesale funding and subordinated debentures. Our Asset Yield has been negatively impacted by lower rates on variable rate earning assets. However, this impact has been partially offset by the origination of new fixed rate loans at rates higher than those in our current portfolio, as well as a shift in earning asset mix from generally lower rate investment securities, consumer loans and overnight liquidity to higher rate loans. See Asset/liability management.
Our net interest income is also impacted by our level of non-accrual loans. In the first quarter of 2026, non-accrual loans averaged $36.0 million. In the first quarter of 2025, non-accrual loans averaged $6.6 million. The increase in non accrual balances primarily relates to one commercial loan credit relationship. In addition, in the first quarter of 2026 we had net charge-offs of $0.1 million of unpaid interest on loans placed on or taken off non-accrual or on loans previously charged-off compared to net recoveries of $0.1 million during the same period in 2025.

Index
Average Balances and Tax Equivalent Rates

	Three Months Ended March 31,
	2026			2025
	Average Balance	Interest	Rate (2)	Average Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$4,306,954	$59,161	5.54%	$4,053,593	$57,685	5.74%
Tax-exempt loans (1)	8,417	111	5.37	7,348	105	5.78
Taxable securities	534,965	3,354	2.51	619,764	4,036	2.60
Tax-exempt securities (1)	261,286	2,944	4.51	263,912	3,200	4.85
Interest bearing cash	79,636	749	3.81	117,706	1,291	4.45
Other investments	18,102	295	6.52	16,273	279	6.85
Interest Earning Assets	5,209,360	66,614	5.15	5,078,596	66,596	5.28
Cash and due from banks	56,469			57,464
Other assets, net	256,415			241,962
Total Assets	$5,522,244			$5,378,022

Liabilities
Savings and interest-bearing checking	$3,008,287	11,915	1.61	$2,836,290	12,840	1.84
Time deposits	817,202	6,482	3.22	871,377	8,115	3.78
Other borrowings	67,213	917	5.53	92,185	1,504	6.58
Interest Bearing Liabilities	3,892,702	19,314	2.01	3,799,852	22,459	2.40
Non-interest bearing deposits	1,006,600			1,007,665
Other liabilities	113,419			109,214
Shareholders’ equity	509,523			461,291

Total liabilities and shareholders’ equity	$5,522,244			$5,378,022

Net Interest Income		$47,300			$44,137

Net Interest Income as a Percent of Average Interest Earning Assets			3.65%			3.49%

_________________________________
(1)Interest on tax-exempt loans and securities available for sale is presented on a fully tax equivalent basis assuming a marginal tax rate of 21%.
(2)Annualized

Index
Reconciliation of Non-GAAP Financial Measures

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Net Interest Margin, Fully Taxable Equivalent ("FTE")

Net interest income	$46,855	$43,685
Add: taxable equivalent adjustment	445	452
Net interest income - taxable equivalent	$47,300	$44,137
Net interest margin (GAAP) (1)	3.61%	3.46%
Net interest margin (Non-GAAP FTE) (1)	3.65%	3.49%
(1)Annualized.
Provision for credit losses. The provision for credit losses was an expense of $0.36 million and $0.72 million for the three months ended March 31, 2026 and 2025, respectively.
The provision for credit losses on loans reflects our assessment of the allowance for credit losses (the “ACL”) on loans taking into consideration factors such as loan growth, loan mix, levels of non-performing and classified loans, economic conditions and loan net charge-offs. While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors. See “Portfolio Loans and asset quality” for a discussion of the various components of the ACL related to loans and their impact on the provision for credit losses in 2026. In general, we use a similar methodology for the provision for credit losses on unfunded lending commitments.
The $0.4 million decrease in the provision for credit losses expense on loans and unfunded lending commitments from the prior year quarter is primarily due to a favorable variance in allocations based on subjective factors (prior year quarter included a four basis point increase while there was no increase in 2026), a decline in specific commercial loan reserves (prior year quarter included several downgrades while the specific allocations were relatively stable in 2026) as well a decrease in reserve on unfunded lending commitments (attributed to a decrease in balances and expected loss rates) that were only partially offset by an increase in retail loan pooled reserves (prior year quarter included certain favorable pooled loss allocation rate changes while pooled allocations were relative stable in 2026).
The year to date provision for credit losses on securities HTM in 2026 and 2025 was a credit of zero and $0.003 million, respectively. See Note #3.
Non-interest income. Non-interest income is a significant element in assessing our results of operations. Non-interest income totaled $12.0 million during the first quarter of 2026 compared to $10.4 million in the first quarter of 2025.

Index
The components of non-interest income are as follows:
Non-Interest Income

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Interchange income	$3,234	$3,127
Service charges on deposit accounts	2,935	2,814
Net gains (losses) on assets
Mortgage loans	1,308	2,303
Securities available for sale	(26)	(330)
Mortgage loan servicing, net	1,646	(636)
Investment and insurance commissions	809	754
Bank owned life insurance	322	297
Other	1,820	2,095
Total non-interest income	$12,048	$10,424

Mortgage loan activity is summarized as follows:
Mortgage Loan Activity

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Mortgage loans originated	$130,574	$107,779
Mortgage loans sold (1)	84,065	82,618
Net gains on mortgage loans (2)	1,308	2,303
Net gains as a percent of mortgage loans sold ("Loan Sales Margin")	1.56%	2.79%
Fair value adjustments included in the Loan Sales Margin	0.09	0.88
(1) Mortgage loan sales in the first quarters of 2026 and 2025 include $1.4 million and $8.7 million, respectively, of portfolio loan transactions. These transactions were performed for interest rate risk purposes.
(2)    Net gains on mortgage loans in the first quarters of 2026 and 2025 include net gains of $0.03 million and $0.22 million, respectively, from portfolio loan transactions.
The increase in mortgage loans originated during the first three months of 2026 as compared to 2025 was primarily driven by higher refinance activity as mortgage rates declined through early 2026.
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
Net gains on mortgage loans totaled $1.3 million and $2.3 million during the first quarters of 2026 and 2025, respectively. The decrease from the prior year three month period is attributed to a lower Loan Sales Margin.
Our Loan Sales Margin is impacted by several factors including competition and the manner in which the loan is sold. Net gains on mortgage loans are also impacted by recording fair value accounting adjustments. Excluding these fair value accounting adjustments, the Loan Sales Margin would have been 1.47% and 1.91% in the first quarters of 2026 and 2025,

Index
respectively. The contraction of the Loan Sales Margin during the first quarter of 2026 was primarily due to competitive pressure which had a negative impact on our pricing margins.

We recorded a net loss of $0.03 million and $0.33 million on the sale of securities AFS for the first three months of 2026 and 2025, respectively. We recorded no credit related charges in either 2026 or 2025 on securities AFS. See “Securities” below and note #3 to the interim Condensed Consolidated Financial Statements.
Mortgage loan servicing, net, generated income (expense) of $1.6 million and $(0.6) million in the first quarters of 2026 and 2025, respectively. The significant variance in mortgage loan servicing, net is primarily due to changes in the fair value of capitalized mortgage loan servicing rights associated with changes in interest rates and the associated expected future prepayment levels and expected float rates as well as a decline in servicing revenue. The decline in revenue, net in the table below is attributed to the sale of approximately $931 million of mortgage servicing rights on January 31, 2025.
Mortgage loan servicing, net activity is summarized in the following table:
Mortgage Servicing Revenue

	Three Months Ended March 31,
	2026	2025
Mortgage loan servicing, net:	(In thousands)
Revenue, net	$1,636	$1,882
Fair value change due to price	933	(1,533)
Fair value change due to pay-downs	(923)	(891)
Loss on sale of originated servicing rights	—	(94)
Total	$1,646	$(636)
Activity related to capitalized mortgage loan servicing rights is as follows:
Capitalized Mortgage Loan Servicing Rights

	Three months ended March 31,
	2026	2025
	(In thousands)
Balance at beginning of period	$31,493	$46,796
Originated servicing rights capitalized	730	855
Change in fair value	10	(2,424)
Sale of originated servicing rights (1)	—	(12,962)
Loss on sale of originated servicing rights (1)	—	(94)
Balance at end of period	$32,233	$32,171
(1)     On January 31, 2025 we sold $931.6 million of mortgage loan servicing rights (26.3% of total servicing portfolio) and transferred the servicing on March 3, 2025. This sale represented approximately $13.1 million (41.5%) of the total capitalized mortgage loan servicing right asset. While there remains a customary hold back of final settlement funds of approximately $0.1 million relating to this transaction, we are not aware of any issues that will have a material impact on this final payment. We expect to receive this payment in the second quarter, 2026. Transaction expenses relating to this sale were approximately $0.2 million and was expensed during the first quarter of 2025.
At March 31, 2026 we were servicing approximately $2.60 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 4.54% and a weighted average service fee of approximately 25.6 basis points. Capitalized mortgage loan servicing rights at March 31, 2026 totaled $32.2 million, representing approximately 124.1 basis points on the related amount of mortgage loans serviced for others.
Other income in the table above decreased by $0.3 million in the first quarter of 2026, as compared to the same prior year period primarily due to lower commercial loan swap fees.

Index
Non-interest expense. Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure.
Non-interest expense increased by $4.0 million to $38.3 million during the three-month period ended March 31, 2026, compared to the same period in 2025.
The components of non-interest expense are as follows:
Non-Interest Expense

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Compensation	$14,123	$13,197
Performance-based compensation	3,648	3,441
Payroll taxes and employee benefits	4,058	3,745
Compensation and employee benefits	21,829	20,383
Data processing	3,952	3,729
Occupancy, net	2,413	2,223
Litigation expense	1,500	—
Advertising	1,210	861
Interchange expense	1,191	1,119
Furniture, fixtures and equipment	894	885
FDIC deposit insurance	799	711
Loan and collection	752	786
Communications	593	591
Legal and professional	591	479
Taxes, licenses and fees	360	326
Merger related expense	300	—
Director fees	266	232
Amortization of intangible assets	115	122
Net gains (losses) on other real estate and repossessed assets	15	(66)
Recovery for loss reimbursement on sold loans	(13)	(11)
Other	1,544	1,892
Total non-interest expense	$38,311	$34,262
Compensation and employee benefits expenses, in total, increased $1.4 million on a quarterly comparative basis.
Compensation expense increased by $0.9 million in the first quarter of 2026 compared to the same period in 2025. The comparative increase in 2026 was primarily due to salary increases that were predominantly effective on January 1, 2026, higher severance costs and additional commercial lending and support staff that were partially offset by a decrease in mortgage lending and other retail personnel.
Performance-based compensation increased by $0.2 million in the first quarter of 2026 compared to the same period in 2025. The increase is due in part to an increase in long term incentive expense.
Payroll taxes and employee benefits increased by $0.3 million in the first quarter of 2026 compared to the same period in 2025, due primarily to increases in employee medical insurance costs and retirement costs.
Data processing expense increased by $0.2 million in the first quarter of 2026 compared to the same prior year period due in part to core data processor annual asset growth and CPI related cost increases as well as new solutions implemented during this time frame.

Index
Occupancy, net increased by $0.2 million in the first quarter of 2026 compared to the same prior year period due in part to higher snow removal costs, utility costs and higher depreciation expense due to a new location.
Litigation expense of $1.5 million is attributed to an accrual established for losses we consider probable as a result of all of our outstanding litigation matters in the aggregate (See “Litigation Matters.”).
Advertising increased by $0.3 million in the first quarter of 2026 compared to the same prior year period due in part to retroactive new deposit account opening incentives attributed to accounts opened in a prior period.
Merger related expenses of $0.3 million in the first quarter of 2026 relate to our recently announced acquisition of HCB Financial Corp. and primarily include legal related expenses.
Other expense decreased by $0.3 million in the first three months of 2026, due primarily to the prior year period including costs related to the capitalized mortgage loan servicing right sale (see “Non-interest income” above) and the prior year period also including costs related to unfunded lending commitments that were partially offset by a write-down of a small business investment company.
Income tax expense. We recorded an income tax expense of $3.4 million in the first quarter of 2026. This compares to an income tax expense of $3.5 million in the first quarter of 2025. The change in expense for the first three months of 2026 compared to the same period in 2025 is primarily due to changes in pretax income that were partially offset by an increase in certain energy tax credits.
Our actual income tax expense is different than the amount computed by applying our statutory income tax rate to our income before income tax primarily due to tax-exempt interest income, tax-exempt income from the increase in the cash surrender value on life insurance, differences in the value of stock awards that vest and stock options that are exercised as compared to the initial fair values that were expensed and certain low income housing, solar and energy tax credits.
We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. The ultimate realization of this asset is primarily based on generating future income. We concluded at March 31, 2026 and 2025 and at December 31, 2025, that the realization of substantially all of our deferred tax assets continues to be more likely than not.
FINANCIAL CONDITION
Summary. Our total assets increased by $51.8 million during the first three months of 2026. Loans, excluding loans held for sale, were $4.31 billion at March 31, 2026, compared to $4.28 billion at December 31, 2025. Commercial loans increased while mortgage loans and installment loans decreased during the first three months of 2026. (See “Portfolio Loans and asset quality.”) Securities available for sale and securities held to maturity together totaled $783.3 million at March 31, 2026, a decline of $22.1 million since December 31, 2025.
Deposits totaled $4.88 billion at March 31, 2026, an increase of $119.0 million from December 31, 2025. The increase in deposits from December 31, 2025, is due to increases in savings and interest-bearing checking, reciprocal, and brokered time deposits that were partially offset by decreases in non-interest bearing and time deposits.
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
Securities Available for Sale

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Securities available for sale	(In thousands)
March 31, 2026	$537,672	$426	$55,803	$482,295
December 31, 2025	546,863	430	51,384	495,909
Securities Held to Maturity

	Carrying Value	Transferred Unrealized Loss (1)	ACL	Amortized Cost	Unrecognized		Fair Value
					Gains	Losses
	(In thousands)
Securities held to maturity
March 31, 2026	$301,007	$12,265	$92	$313,364	$21	$41,933	$271,452
December 31, 2025	309,523	12,982	92	322,597	36	39,803	282,830
(1)Represents the remaining unrealized loss to be accreted on securities that were transferred from AFS to HTM on April 1, 2022.
Securities AFS in unrealized loss positions are evaluated quarterly for impairment related to credit losses. For securities AFS in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities AFS that do not meet this criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, adverse conditions specifically related to the security and the issuer and the impact of changes in market interest rates on the market value of the security, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss), net of applicable taxes. No ACL for securities AFS was needed at March 31, 2026 and December 31, 2025. The increase in unrealized losses during the first three months of 2026 is primarily attributed to an increase in interest rates since December 31, 2025 as well as a general widening of credit spreads during the this period. See note #3 to the interim Condensed Consolidated Financial Statements included within this report for further discussion.
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

Index
Sales of securities available for sale were as follows (See “Non-interest income.”):
Sales of Securities Available for Sale

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Proceeds	$3,256	$22,503
Gross gains	—	1
Gross losses	26	331
Net losses	$(26)	$(330)
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
A summary of our Portfolio Loans follows:

	March 31, 2026	December 31, 2025
	(In thousands)
Real estate(1)
Residential first mortgages	$1,291,107	$1,285,781
Non farm non residential	1,311,751	1,248,883
Construction and land development	228,421	273,582
Residential home equity and other junior mortgages	211,130	211,646
Multifamily residential	121,952	123,210
Consumer	516,445	533,807
Commercial	624,362	595,856
Agricultural	2,931	3,520
Total loans	$4,308,099	$4,276,285
_________________________________
(1)Includes both residential and non-residential commercial loans secured by real estate.

Index
Non-performing assets

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Non-accrual loans	$37,775	$33,074
Loans 90 days or more past due and still accruing interest	—	—
Subtotal	37,775	33,074
Less: Government guaranteed loans	10,202	9,947
Total non-performing loans	27,573	23,127
Other real estate and repossessed assets	767	896
Total non-performing assets	$28,340	$24,023

As a percent of Portfolio Loans
Non-performing loans	0.64%	0.54%
Allowance for credit losses	1.48	1.48
Non-performing assets to total assets	0.51	0.44
Allowance for credit losses as a percent of non-performing loans	231.09%	274.33%
Non-performing loans have increased as a percent of Portfolio Loans since year-end 2025, primarily due to the addition of one commercial real estate loan during the first quarter of 2026. See note #4.
Other real estate and repossessed assets totaled $0.77 million and $0.90 million at March 31, 2026, and December 31, 2025, respectively.
We will place a loan that is 90 days or more past due on non-accrual, unless we believe the loan is both well secured and in the process of collection. Accordingly, we have determined that the collection of the accrued and unpaid interest on any loans that are 90 days or more past due and still accruing interest is probable.
The following tables reflect activity in our ACL on loans, securities HTM and unfunded lending commitments as well as the allocation of our ACL on loans.
Allowance for credit losses on loans, securities HTM and unfunded lending commitments

	Three months ended March 31,
	2026			2025
	Loans	Securities HTM	Unfunded Commitments(1)	Loans	Securities HTM	Unfunded Commitments
	(Dollars in thousands)
Balance at beginning of period	$63,445	$92	$5,440	$59,379	$132	$5,131
Additions (deductions)
Provision for credit losses	540	—	(178)	724	(3)	—
Recoveries credited to allowance	499	—	—	550	—	—
Assets charged against the allowance	(765)	—	—	(618)	—	—
Additions included in non-interest expense	—	—	—	—	—	196
Balance at end of period	$63,719	$92	$5,262	$60,035	$129	$5,327

Net loans charged against the allowance to average Portfolio Loans	0.03%			0.01%
(1) Beginning in the fourth quarter of 2025, we began classifying the provision for unfunded lending commitments in the provision for credit losses in the Consolidated Statements of Operations.

Index
Allocation of the Allowance for Credit Losses on Loans

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Specific allocations	$7,077	$6,775
Pooled analysis allocations	45,667	45,790
Additional allocations based on subjective factors	10,975	10,880
Total	$63,719	$63,445
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
The ACL increased $0.3 million to $63.7 million at March 31, 2026 from $63.4 million at December 31, 2025, and was equal to 1.48% of total Portfolio Loans at both March 31, 2026 and December 31, 2025.
Since December 31, 2025, the ACL related to specific loans increased $0.30 million due primarily to one commercial loan relationship. The ACL related to pooled analysis allocations and additional allocations based on subjective factors were both relatively stable, increasing (decreasing) $(0.12) million and $0.10 million, respectively from December 31, 2025.
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
Deposits totaled $4.88 billion and $4.76 billion at March 31, 2026, and December 31, 2025, respectively. The increase in balances during the first three months of 2026 is due to increases in savings and interest-bearing checking, reciprocal, and brokered time deposits that were partially offset by decreases in non-interest bearing and time deposits. Reciprocal deposits totaled $1.029 billion and $974.9 million at March 31, 2026 and December 31, 2025, respectively. These deposits represent demand, money market and time deposits from our customers that have been placed through IntraFi Network. This service allows our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.
We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be susceptible to outflow. Data relating to our deposit portfolios (excluding brokered time) follows:

Index

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Uninsured deposits (1)	$1,153,865	$1,175,893
Uninsured deposits as a percentage of deposits	23.9%	24.8%
Average deposit account size	$22.24	$22.51
Balance of top 100 largest depositors	$1,181,841	$1,156,014
Balance of top 100 depositors as a percentage of deposits, excluding brokered time deposits	24.5%	24.4%
(1) These amounts exclude intercompany related deposits of $47.6 million and $47.0 million at March 31, 2026 and December 31, 2025, respectively. Uninsured deposits reported in our Call Report at March 31, 2026 and December 31, 2025 totaled $1.201 billion and $1.223 billion, respectively.
We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.
Other borrowings, comprised primarily of FHLB borrowings, totaled $27.0 million and $77.0 million at March 31, 2026, and December 31, 2025, respectively.
As described above, we have utilized wholesale funding, including federal funds purchased, FHLB and FRB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At March 31, 2026, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $1.11 billion, or 22.7% of total funding (deposits and all borrowings, excluding subordinated debt and debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all. Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.
We historically employed derivative financial instruments to manage our exposure to changes in interest rates. During the first three months of 2026 and 2025, we entered into $73.5 million and $67.4 million (aggregate notional amounts), respectively, of interest rate swaps with commercial loan customers, which were offset with interest rate swaps that the Bank entered into with a broker-dealer. We recorded $0.53 million and $0.75 million of fee income related to these transactions during the first three months of 2026 and 2025, respectively. See note #6 to the interim Condensed Consolidated Financial Statements included within this report for more information on our derivative financial instruments.
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
Our primary sources of funds include our deposit base, secured advances from the FHLB and FRB, federal funds purchased, borrowing facilities with other banks, and access to the capital markets (for Brokered CDs). At March 31, 2026, in addition to liquidity available from our normal operating, funding and investing activities we had unused credit lines with the FHLB and FRB of approximately $785.5 million and $1.357 billion, respectively. We also had approximately $440.7 million in fair value of unpledged securities AFS and HTM at March 31, 2026, which could be pledged for an estimated additional borrowing capacity at the FHLB and FRB of approximately $414.0 million.
At March 31, 2026, we had $791.0 million of time deposits that mature in the next 12 months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $4.05 billion of our deposits at March 31, 2026,

Index
were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.
We have developed contingency funding plans that stress test our liquidity needs that may arise from certain events such as an adverse change in our financial metrics (for example, credit quality or regulatory capital ratios). Our liquidity management also includes periodic monitoring that measures quick assets (defined generally as highly liquid or short-term assets) to total deposits and borrowings, short-term liability dependence and basic surplus (defined as liquid assets less volatile liabilities to total assets). Policy limits have been established for our various liquidity measurements and are monitored on a quarterly basis. In addition, we also prepare cash flow forecasts that include a variety of different scenarios.
We believe that we currently have adequate liquidity at our Bank because of our cash and cash equivalents, our portfolio of securities AFS, our access to secured advances from the FHLB and FRB and our ability to issue Brokered CDs.
We also believe that the available cash on hand at the parent company of approximately $47.2 million as of March 31, 2026, provides sufficient liquidity resources at the parent company to meet operating expenses, to make interest payments on the subordinated debentures and, along with dividends from the Bank, to pay projected cash dividends on our common stock.
Effective management of capital resources is critical to our mission to create value for our shareholders. In addition to common stock, our capital structure also currently includes cumulative trust preferred securities.
Capitalization

	March 31, 2026	December 31, 2025
	(In thousands)
Subordinated debentures	$39,881	$39,864
Amount not qualifying as regulatory capital	(1,224)	(1,224)
Amount qualifying as regulatory capital	38,657	38,640
Shareholders’ equity
Common stock	307,679	307,845
Retained earnings	263,898	252,794
Accumulated other comprehensive loss	(61,024)	(57,688)
Total shareholders’ equity	510,553	502,951
Total capitalization	$549,210	$541,591
We currently have four special purpose entities with $39.9 million of outstanding cumulative trust preferred securities as of March 31, 2026. These special purpose entities issued common securities and provided cash to our parent company that in turn issued subordinated debentures to these special purpose entities equal to the trust preferred securities and common securities. The subordinated debentures represent the sole asset of the special purpose entities. The common securities and subordinated debentures are included in our interim Condensed Consolidated Statements of Financial Condition.
The FRB has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at March 31, 2026, and December 31, 2025.
Common shareholders’ equity increased to $510.6 million at March 31, 2026, from $503.0 million at December 31, 2025. The increase is primarily due to earnings retention. Our tangible common equity (“TCE”) totaled $481.4 million and $473.7 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 8.71% and 8.65% at March 31, 2026, and December 31, 2025, respectively. TCE and the ratio of TCE to tangible assets are non-GAAP measures. TCE represents total common equity less goodwill and other intangible assets.

Index
In December 2025, our Board of Directors authorized a 2026 share repurchase plan. Under the terms of the 2026 share repurchase plan, we are authorized to buy back up to 1,100,000, or approximately 5% of our outstanding common stock. During the first three months of 2026, we did not repurchase shares of common stock. During the first three months of 2025, we repurchased 1,093 shares of common stock, for an aggregate purchase price of $0.03 million.
We currently pay a quarterly cash dividend on our common stock. These dividends totaled $0.28 per share and $0.26 per share in the first three months of 2026 and 2025, respectively. We generally favor a dividend payout ratio between 30% and 50% of net income.
As of March 31, 2026 and December 31, 2025, our Bank (and holding company) continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards (also see note #10 to the interim Condensed Consolidated Financial Statements included within this report).
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
We employ simulation analyses to monitor our interest-rate risk profile and evaluate potential changes in our net interest income and economic value that result from changes in interest rates. The purpose of these simulations is to identify sources of interest-rate risk. The simulations do not anticipate any actions that we might initiate in response to changes in interest rates and, accordingly, the simulations do not provide a reliable forecast of anticipated results. The simulations are predicated on immediate, permanent and parallel shifts in interest rates and generally assume that current loan and deposit pricing relationships remain constant. The simulations further incorporate assumptions relating to changes in customer behavior, including changes in prepayment rates on certain assets and liabilities. At March 31, 2026, our longer term interest rate risk measure based on changes in economic value indicates exposure to rising rates. Interest rate sensitivity under this measure has decreased modestly from December 31, 2025 due to a decline in asset duration and a higher base value. Asset duration declined due to a shift in the asset mix to shorter duration loans (primarily variable rate commercial loans). In addition, at March 31, 2026 our simulation base-rate scenario for economic value increased from December 31, 2025. The increase was due to an increase in the Bank’s tangible equity due to positive earnings; a favorable shift in the asset mix out of investments and retail loans into variable rate commercial loans; and a favorable shift in the funding mix to more low cost / low priced non-maturity deposits and less high cost / high priced wholesale funding. We are carefully monitoring the change in our funding mix as well as the composition of our earning assets and the impact of potential future changes in interest rates on our changes in economic value and changes in net interest income. As a result, we may add some longer-term borrowings, may utilize derivatives (interest rate swaps, interest rate caps and interest rate floors) and may continue to sell some fixed rate jumbo and other portfolio mortgage loans in the future.

Index
CHANGES IN ECONOMIC VALUE, NET INTEREST INCOME AND NET INTEREST MARGIN

Change in Interest Rates	Economic Value(1)	Percent Change	Net Interest Income(2)	Percent Change	Net Interest Margin(3)	Percent Change
	(Dollars in thousands)
March 31, 2026
200 basis point rise	$720,100	(4.39)%	$204,800	2.71%	3.89%	2.91%
100 basis point rise	738,800	(1.91)	201,900	1.25	3.83	1.32
Base-rate scenario	753,200	—	199,400	—	3.78	—
100 basis point decline	756,400	0.42	197,700	(0.85)	3.75	(0.79)
200 basis point decline	742,200	(1.46)	195,400	(2.01)	3.71	(1.85)

December 31, 2025
200 basis point rise	$693,900	(4.75)%	$202,200	3.01%	3.89%	3.18%
100 basis point rise	712,800	(2.16)	198,900	1.32	3.82	1.33
Base-rate scenario	728,500	—	196,300	—	3.77	—
100 basis point decline	731,700	0.44	194,100	(1.12)	3.73	(1.06)
200 basis point decline	714,300	(1.95)	191,300	(2.55)	3.68	(2.39)
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
LITIGATION MATTERS
We are involved in various litigation matters in the ordinary course of business, which currently include three putative class action complaints brought against the Bank alleging that its practice of charging overdraft and other fees was not consistent with the disclosures the Bank made to consumers. These lawsuits are similar to lawsuits that have recently been filed against other financial institutions pertaining to overdraft fee disclosures. No class has been certified in any of the putative class action complaints brought against the Bank, and we believe we have valid defenses to each of the claims that have been made. Currently, these three actions are being coordinated for pre-trial and other purposes.
During the quarter, we recorded an accrual for losses we consider probable as a result of all of our outstanding litigation matters in the aggregate amount of $1.5 million, reflected as Litigation Expense in the interim condensed consolidated statement of operations. However, because of the inherent uncertainty of outcomes from any litigation matter, we believe it is reasonably possible we may incur losses in addition to the amounts we have accrued. At this time, we are unable to provide an estimate of the losses that we believe are reasonably possible in addition to the amounts we have accrued, primarily because we are still conducting diligence on certain underlying factual and legal issues and significant matters remain to be resolved, including class certification of the actions described in the preceding paragraph.
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
CRITICAL ACCOUNTING POLICIES
Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the ACL and capitalized mortgage loan servicing rights are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those that we have used could result in material changes in our consolidated financial position or results of operations. There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Index
Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See applicable disclosures set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 under the caption “Asset/liability management.”
Item 4.
CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures.
With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended March 31, 2026, have concluded that, as of such date, our disclosure controls and procedures were effective.
(b)Changes in Internal Controls.
During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II
Item 1A. Risk Factors
When evaluating the risk of an investment in our common stock, potential investors should carefully consider the risk factors appearing in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2025.
On March 18, 2026, we announced that Independent Bank Corporation ("IBCP") had entered into a definitive merger agreement (“Merger Agreement”) with HCB Financial Corp. (“HCB”) pursuant to which IBCP will acquire HCB in a stock and cash transaction (the “Merger”). The following represents material changes in our risk factors from the risk factors set forth in our Annual Report on Form 10-K.
The Merger may not be consummated, which could have an adverse impact on our business and on the value of our common stock.
We expect the Merger to close during the third quarter of 2026, but the Merger is subject to a number of closing conditions, many of which are beyond our control. If these conditions are not satisfied or waived, the Merger will not be completed. Certain of the conditions that remain to be satisfied include (without limitation):
•approval by HCB shareholders of the Merger Agreement and the Merger;
•receipt of required regulatory approvals, including the approval of the Federal Reserve and the Michigan Department of Insurance and Financial Services;
•continued accuracy of the representations and warranties made by the parties in the Merger Agreement;
•performance by each party of its respective obligations under the Merger Agreement;
•absence of any injunction, order, or decree restraining, enjoining or otherwise prohibiting the Merger; and
•absence of any material adverse change in the financial condition, business, or results of operations of IBCP and HCB.
Additionally, we may become subject to litigation related to the Merger. As a result, the Merger may not close on the timeline we currently expect, or at all. Failure to complete the Merger or any delays in completing the Merger on the terms and timing we currently expect could have an adverse impact on our future business and results of operations due to several factors, including (without limitation):
•having to pay significant transaction costs without realizing any of the anticipated benefits of completing the Merger;
•failing to pursue other beneficial opportunities due to the focus of our management on the Merger, without realizing any of the anticipated benefits of completing the Merger; and
•declines in our share price to the extent that the current market prices reflect an assumption by the market that the Merger will be completed
The Merger, including the integration of HCB’s operations with our operations, may be more difficult, costly, or time-consuming than expected, and we may fail to realize the anticipated benefits of the Merger.
The success of the Merger will depend on, among other things, our ability to integrate HCB and the operations of its subsidiary bank, Highpoint Community Bank, into our business in a manner that achieves the anticipated benefits of the Merger. If we are not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings and anticipated benefits of the Merger could be less than anticipated, and integration may result in additional unforeseen expenses.
There is a significant degree of difficulty inherent in the process of integrating an acquisition, including challenges consolidating certain operations and functions; challenges integrating technologies, procedures, and policies; and difficulties in retaining key personnel. The integration may involve delays or additional and unforeseen expenses. The integration process and other disruptions resulting from the Merger may also disrupt our ongoing business. Any failure to successfully or cost-effectively integrate HCB following the closing of the Merger, if it occurs, on a timely basis could have an adverse effect on the revenues, expenses, and operating results of the combined company following the completion of the Merger, which may adversely affect the value of the common stock of the combined company following the completion of the Merger.
IBCP and HCB will be subject to various uncertainties while the Merger is pending that could adversely affect our financial results or the anticipated benefits of the Merger.

Index
Uncertainty about the effect of the Merger on counterparties to contracts, employees, customers, and other parties may have an adverse effect on us or the anticipated benefits of the Merger. These uncertainties could cause contract counterparties, customers, and others who deal with us or HCB to seek to change existing business relationships and may impact our and HCB’s ability to attract, retain, and motivate key personnel until the Merger is completed and for a period of time thereafter.
The pursuit of the Merger and the preparation for the integration of the two companies may place a significant burden on our management and internal resources. This could affect our financial results prior to and/or following the completion of the Merger and could limit us from making other changes to our business prior to completion of the Merger or termination of the Merger Agreement.
We expect to incur substantial transaction costs in connection with the Merger.
We expect to incur a significant amount of non-recurring expenses in connection with the Merger, including investment banking, legal, accounting, consulting, and other expenses. In general, these expenses are payable by us whether or not the Merger is completed. Additional unanticipated costs may be incurred following consummation of the Merger in the course of integrating HCB’s businesses into our business. We cannot be certain the elimination of duplicative costs or the realization of other efficiencies related to the integration of the two businesses will offset the transaction and integration costs in the near term, or at all.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of the Company's common stock in lieu of fees otherwise payable to the director for his or her service as a director. A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board. Pursuant to this Plan, during the first quarter of 2026, the Company issued 331 shares of common stock to non-employee directors on a current basis and 1,349 shares of common stock to the trust for distribution to directors on a deferred basis. These shares were issued on January 1, 2026 representing aggregate fees of $0.05 million. The shares on a current basis were issued at a price of $32.53 per share and the shares on a deferred basis were issued at a price of $29.28 per share, representing 90% of the fair value of the shares on the credit date. The price per share was the consolidated closing bid price per share of the Company's common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules. The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.
The following table shows certain information relating to repurchases of common stock for the three-months ended March 31, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
January 2026	—	$—	—	1,100,000
February 2026	52,292	36.52	—	1,100,000
March 2026	3,361	34.43	—	1,100,000
Total	55,653	$36.39	—	1,100,000
(1) February and March include 21,364 shares, and 3,361 shares, respectively, withheld from the shares that would otherwise have been issued to certain officers in order to satisfy the tax withholding obligations resulting from the vesting of restricted stock as well as satisfy the tax withholding obligations and stock option exercise price resulting from the exercise of stock options. February also includes 30,928 shares of our common stock purchased in the open market by the Independent Bank Corporation Employee Stock Ownership Trust as part of our employee stock ownership plan.

As announced on December 16, 2025, the Board of Directors of the Company authorized the 2026 share repurchase plan. This plan authorizes the Company to purchase up to 1,100,000 shares through December 31, 2026.

Index
Item 5. Other Information
During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted or terminated a "Rule 10b5-1 Trading Arrangement" or "Non-Rule 10b5‑1 Trading Arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:
	2.1	Agreement and Plan of Merger between Independent Bank Corporation and HCB Financial Corp. dated March 18, 2026 (incorporated by reference to Exhibit 2.1 to the Form 8-K filed March 18, 2026).
10.1
Form of Voting Agreement entered into between Independent Bank Corporation and each director of HCB Financial Corp. dated March 18, 2026 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed March 18, 2026).

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

Date	May 6, 2026	By	/s/ Gavin A. Mohr
Gavin A. Mohr, Principal Financial Officer

Date	May 6, 2026	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer