Form 10-Q
period 2026-06-30
INDEPENDENT BANK CORP /MI/
filed 2026-08-05
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2026
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
YES ☐ NO ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, no par value, 22,199,295 as of August 4, 2026.

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
•the effects of our completed acquisition of HCB Financial Corp., which closed on July 1, 2026 after the end of the quarterly period covered by this report;
•risks related to the integration of HCB Financial Corp., including potential disruption to our business, diversion of management attention, retention of customers and employees, systems conversion, operational challenges, and the realization of anticipated benefits, cost savings, revenue opportunities, and other financial and strategic effects;
•credit, asset quality, liquidity, capital, compliance, and operational risks associated with the acquired business, including risks relating to acquired loans, deposits, customer relationships, and banking operations;
•the outcome of pending litigation;
•increased competition in the financial services industry, either nationally or regionally;
•our ability to achieve loan and deposit growth;
•volatility and direction of market interest rates;
•the continued services of our management team; and
•changes in, or the implementation of, legislation, regulation, supervisory guidance, capital standards, accounting standards, governmental monetary or fiscal policies, and cybersecurity or technology-related risks, any of which may have significant effects on us and the financial services industry.
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

Index

Part I - Item 1.	INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	June 30, 2026	December 31, 2025
	(Unaudited)
	(In thousands, except share amounts)
Assets
Cash and due from banks	$64,089	$52,235
Interest bearing deposits	101,361	86,152
Cash and Cash Equivalents	165,450	138,387
Equity securities at fair value	1,088	—
Securities available for sale	493,952	495,909
Securities held to maturity (fair value of $261,020 at June 30, 2026 and $282,830 at December 31, 2025)	287,574	309,523
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	18,940	18,102
Loans held for sale, carried at fair value	16,824	9,031
Loans
Commercial	2,359,988	2,213,557
Mortgage	1,533,268	1,524,821
Installment	520,608	537,907
Total Loans	4,413,864	4,276,285
Allowance for credit losses	(65,673)	(63,445)
Net Loans	4,348,191	4,212,840
Other real estate and repossessed assets, net	710	896
Property and equipment, net	44,549	38,972
Bank-owned life insurance	53,567	53,750
Capitalized mortgage loan servicing rights, carried at fair value	33,949	31,493
Other intangibles, net	771	1,001
Goodwill	28,300	28,300
Accrued income and other assets	169,976	167,516
Total Assets	$5,663,841	$5,505,720

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$1,030,460	$991,984
Savings and interest-bearing checking	2,143,895	2,113,260
Reciprocal	1,025,016	974,921
Time	662,248	662,858
Brokered time	514	18,659
Total Deposits	4,862,133	4,761,682
Other borrowings	127,005	77,003
Subordinated debentures, net	39,898	39,864
Accrued expenses and other liabilities	106,392	124,220
Total Liabilities	5,135,428	5,002,769
Commitments and contingent liabilities
Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 20,602,535 shares at June 30, 2026 and 20,548,893 shares at December 31, 2025	307,820	307,845
Retained earnings	276,934	252,794
Accumulated other comprehensive loss	(56,341)	(57,688)
Total Shareholders’ Equity	528,413	502,951
Total Liabilities and Shareholders’ Equity	$5,663,841	$5,505,720
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
	(In thousands, except per share amounts)
Interest Income
Interest and fees on loans	$60,643	$59,535	$119,892	$117,303
Interest on securities
Taxable	3,300	3,796	6,654	7,832
Tax-exempt	2,525	2,773	5,047	5,543
Other investments	826	774	1,870	2,344
Total Interest Income	67,294	66,878	133,463	133,022
Interest Expense
Deposits	18,322	20,462	36,719	41,417
Other borrowings and subordinated debt and debentures	1,070	1,801	1,987	3,305
Total Interest Expense	19,392	22,263	38,706	44,722
Net Interest Income	47,902	44,615	94,757	88,300
Provision for credit losses	2,717	1,500	3,079	2,221
Net Interest Income After Provision for Credit Losses	45,185	43,115	91,678	86,079
Non-interest Income
Interchange income	3,576	3,390	6,810	6,517
Service charges on deposit accounts	3,100	2,981	6,035	5,795
Net gains (losses) on assets
Mortgage loans	1,651	1,631	2,959	3,934
Equity securities at fair value	1,600	—	1,600	—
Securities available for sale	(90)	11	(116)	(319)
Mortgage loan servicing, net	2,460	490	4,106	(146)
Other	3,037	2,822	5,988	5,968
Total Non-interest Income	15,334	11,325	27,382	21,749
Non-interest Expense
Compensation and employee benefits	22,560	21,123	44,389	41,506
Data processing	4,152	3,847	8,104	7,576
Occupancy, net	2,073	2,046	4,486	4,269
Interchange expense	1,224	1,177	2,415	2,296
Advertising	1,180	833	2,390	1,694
Litigation expense	350	—	1,850	—
Furniture, fixtures and equipment	927	793	1,821	1,678
Loan and collection	1,038	744	1,790	1,530
FDIC deposit insurance	738	637	1,537	1,348
Legal and professional	613	500	1,204	979
Communications	464	470	1,057	1,061
Merger related expense	369	—	669	—
Other	2,121	1,592	4,408	4,087
Total Non-interest Expense	37,809	33,762	76,120	68,024
Income Before Income Tax	22,710	20,678	42,940	39,804
Income tax expense	3,905	3,801	7,260	7,337
Net Income	$18,805	$16,877	$35,680	$32,467
Net Income Per Common Share
Basic	$0.91	$0.81	$1.73	$1.56
Diluted	$0.90	$0.81	$1.72	$1.54
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(Unaudited - In thousands)

Net income	$18,805	$16,877	$35,680	$32,467
Other comprehensive income (loss)
Securities available for sale
Unrealized gains (losses) arising during period	6,650	(5,099)	2,201	(3,503)
Accretion of net unrealized losses on securities transferred to held to maturity	737	822	1,454	1,628
Reclassification adjustments for (gains) losses included in earnings	90	(11)	116	319
Unrealized gains (losses) recognized in other comprehensive income (loss) on securities available for sale	7,477	(4,288)	3,771	(1,556)
Income tax expense (benefit)	1,569	(901)	791	(327)
Unrealized gains (losses) recognized in other comprehensive income (loss) on securities available for sale, net of tax	5,908	(3,387)	2,980	(1,229)
Derivative instruments
Unrealized gains (losses) arising during period	(2,014)	231	(2,783)	697
Reclassification adjustment for expense recognized in earnings	464	509	717	933
Unrealized gains (losses) recognized in other comprehensive income (loss) on derivative instruments	(1,550)	740	(2,066)	1,630
Income tax expense (benefit)	(325)	157	(433)	344
Unrealized gains (losses) recognized in other comprehensive income (loss) on derivative instruments, net of tax	(1,225)	583	(1,633)	1,286
Other comprehensive income (loss)	4,683	(2,804)	1,347	57
Comprehensive income	$23,488	$14,073	$37,027	$32,524
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2026	2025
	(Unaudited - In thousands)
Net Income	$35,680	$32,467
Adjustments to Reconcile Net Income to Net Cash From Operating Activities
Proceeds from sales of loans held for sale	181,448	166,445
Disbursements for loans held for sale	(186,394)	(167,561)
Provision for credit losses	3,079	2,221
Deferred income tax benefit (expense)	975	(1,811)
Net deferred loan fees	337	332
Net depreciation, amortization of intangible assets and premiums and accretion of discounts on securities and loans	4,761	4,757
Net gains on mortgage loans	(2,959)	(3,934)
Net gains on equity securities at fair value	(1,600)	—
Net losses on sales of securities available for sale	116	319
Net loss on sale of capitalized mortgage loan servicing rights	—	172
Share based compensation	1,363	1,397
(Increase) Decrease in accrued income and other assets	(13,730)	2,124
Increase (Decrease) in accrued expenses and other liabilities	(11,949)	1,511
Total Adjustments	(24,553)	5,972
Net Cash From Operating Activities	11,127	38,439
Cash Flow Used in Investing Activities
Proceeds from sales of equity securities at fair value	512	—
Proceeds from the sale of securities available for sale	5,550	26,356
Proceeds from maturities, prepayments and calls of securities available for sale	30,481	31,774
Proceeds from maturities, prepayments and calls of securities held to maturity	23,063	11,372
Purchases of securities available for sale	(32,962)	(9,509)
Purchases of Federal Home Loan Bank stock	(4,160)	(3,212)
Proceeds from the redemption of Federal Home Loan Bank stock	3,322	1,209
Net increase in portfolio loans (loans originated, net of principal payments)	(143,882)	(139,380)
Proceeds from the sale of portfolio loans	3,133	15,688
Proceeds from bank-owned life insurance	861	862
Proceeds from the sale of other real estate and repossessed assets	624	937
Proceeds from the sale of property and equipment	39	—
Capital expenditures	(8,170)	(3,401)
Proceeds from the sale of capitalized mortgage loan servicing rights	—	12,229
Net Cash Used in Investing Activities	(121,589)	(55,075)
Cash Flow From Financing Activities
Net increase in total deposits	100,451	5,271
Net increase (decrease) in other borrowings	2	(1)
Proceeds from Federal Home Loan Bank Advances	200,000	197,000
Payments of Federal Home Loan Bank Advances	(150,000)	(140,000)
Dividends paid	(11,540)	(10,836)
Repurchase of common stock	—	(7,357)
Share based compensation withholding obligation	(1,388)	(1,164)
Net Cash From Financing Activities	137,525	42,913
Net Increase in Cash and Cash Equivalents	27,063	26,277
Cash and Cash Equivalents at Beginning of Period	138,387	119,882
Cash and Cash Equivalents at End of Period	$165,450	$146,159
Cash paid during the period for
Interest	$38,074	$44,130
Income taxes	4,375	8,500
Transfers to other real estate and repossessed assets	448	309
Right of use assets obtained in exchange for lease obligations	96	1,587
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(Dollars in thousands, except per share amounts)
Balances at April 1, 2026	$307,679	$263,898	$(61,024)	$510,553
Net income, three months ended June 30, 2026	—	18,805	—	18,805
Cash dividends declared, $0.28 per share	—	(5,769)	—	(5,769)
Share based compensation (issuance of 32,651 shares of common stock)	675	—	—	675
Share based compensation withholding obligation (withholding of 15,921 shares of common stock)	(534)	—	—	(534)
Other comprehensive income	—	—	4,683	4,683
Balances at June 30, 2026	$307,820	$276,934	$(56,341)	$528,413

Balances at April 1, 2025	$318,365	$215,995	$(67,083)	$467,277
Net income, three months ended June 30, 2025	—	16,877	—	16,877
Cash dividends declared, $0.26 per share	—	(5,388)	—	(5,388)
Repurchase of 251,183 shares of common stock	(7,324)	—	—	(7,324)
Share based compensation (issuance of zero shares of common stock)	639	—	—	639
Share based compensation withholding obligation (withholding of 860 shares of common stock)	(27)	—	—	(27)
Other comprehensive loss	—	—	(2,804)	(2,804)
Balances at June 30, 2025	$311,653	$227,484	$(69,887)	$469,250

Balances at January 1, 2026	$307,845	$252,794	$(57,688)	$502,951
Net income, six months ended June 30, 2026	—	35,680	—	35,680
Cash dividends declared, $0.56 per share	—	(11,540)	—	(11,540)
Share based compensation (issuance of 91,498 shares of common stock)	1,363	—	—	1,363
Share based compensation withholding obligation (withholding of 40,646 shares of common stock)	(1,388)	—	—	(1,388)
Other comprehensive income	—	—	1,347	1,347
Balances at June 30, 2026	$307,820	$276,934	$(56,341)	$528,413

Balances at January 1, 2025	$318,777	$205,853	$(69,944)	$454,686
Net income, six months ended June 30, 2025	—	32,467	—	32,467
Cash dividends declared, $0.52 per share	—	(10,836)	—	(10,836)
Repurchase of 252,276 shares of common stock	(7,357)	—	—	(7,357)
Share based compensation (issuance of 103,677 shares of common stock)	1,397	—	—	1,397
Share based compensation withholding obligation (withholding of 34,258 shares of common stock)	(1,164)	—	—	(1,164)
Other comprehensive income	—	—	57	57
Balances at June 30, 2025	$311,653	$227,484	$(69,887)	$469,250
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
In our opinion, the accompanying unaudited interim condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of June 30, 2026 and December 31, 2025, and the results of operations for the three and six-month periods ended June 30, 2026 and 2025. The results of operations for the three and six-month periods ended June 30, 2026, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the prior period interim condensed consolidated financial statements to conform to the current period presentation. Our critical accounting policies include the determination of the allowance for credit losses (“ACL”) and the valuation of capitalized mortgage loan servicing rights. Refer to our 2025 Annual Report on Form 10-K for a disclosure of our accounting policies.
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
3.    Securities
Securities available for sale (“AFS”) consist of the following:

	Amortized Cost	Unrealized
		Gains	Losses	Fair Value
	(In thousands)
June 30, 2026
U.S. agency	$7,223	$1	$412	$6,812
U.S. agency residential mortgage-backed	93,412	159	6,921	86,650
U.S. agency commercial mortgage-backed	7,619	—	873	6,746
Private label mortgage-backed	34,212	242	2,320	32,134
Other asset backed	45,741	34	413	45,362
Obligations of states and political subdivisions	315,401	1	36,570	278,832
Corporate	37,989	10	1,571	36,428
Trust preferred	992	—	4	988
Total	$542,589	$447	$49,084	$493,952

December 31, 2025
U.S. agency	$8,320	$1	$404	$7,917
U.S. agency residential mortgage-backed	87,435	136	6,506	81,065
U.S. agency commercial mortgage-backed	8,039	—	853	7,186
Private label mortgage-backed	42,689	260	2,443	40,506
Other asset backed	30,633	31	479	30,185
Obligations of states and political subdivisions	319,402	—	39,000	280,402
Corporate	49,355	2	1,696	47,661
Trust preferred	990	—	3	987
Total	$546,863	$430	$51,384	$495,909

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Securities held to maturity (“HTM”) consist of the following:

	Carrying Value	Transferred Unrealized Loss (1)	ACL	Amortized Cost	Unrecognized		Fair Value
					Gains	Losses
	(In thousands)
June 30, 2026
U.S. agency	$21,435	$1,126	$—	$22,561	$—	$3,803	$18,758
U.S. agency residential mortgage-backed	89,420	7,245	—	96,665	—	19,681	76,984
U.S. agency commercial mortgage-backed	3,539	43	—	3,582	—	242	3,340
Private label mortgage-backed	5,534	31	2	5,567	—	173	5,394
Obligations of states and political subdivisions	143,288	3,016	19	146,323	41	13,534	132,830
Corporate	23,397	32	67	23,496	—	782	22,714
Trust preferred	961	35	4	1,000	—	—	1,000
Total	$287,574	$11,528	$92	$299,194	$41	$38,215	$261,020

December 31, 2025
U.S. agency	$22,446	$1,220	$—	$23,666	$—	$3,833	$19,833
U.S. agency residential mortgage-backed	92,900	7,688	—	100,588	—	19,337	81,251
U.S. agency commercial mortgage-backed	3,734	62	—	3,796	—	249	3,547
Private label mortgage-backed	7,294	80	2	7,376	—	272	7,104
Obligations of states and political subdivisions	149,915	3,717	19	153,651	36	14,278	139,409
Corporate	32,276	177	67	32,520	—	1,834	30,686
Trust preferred	958	38	4	1,000	—	—	1,000
Total	$309,523	$12,982	$92	$322,597	$36	$39,803	$282,830
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our investments' gross unrealized losses and fair values for securities AFS aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2026
U.S. agency	$—	$—	$6,752	$412	$6,752	$412
U.S. agency residential mortgage-backed	13,407	127	46,677	6,794	60,084	6,921
U.S. agency commercial mortgage-backed	—	—	6,746	873	6,746	873
Private label mortgage-backed	—	—	31,527	2,320	31,527	2,320
Other asset backed	151	—	23,434	413	23,585	413
Obligations of states and political subdivisions	—	—	278,331	36,570	278,331	36,570
Corporate	1,156	1	32,788	1,570	33,944	1,571
Trust preferred	—	—	988	4	988	4
Total	$14,714	$128	$427,243	$48,956	$441,957	$49,084

December 31, 2025
U.S. agency	$972	$1	$6,884	$403	$7,856	$404
U.S. agency residential mortgage-backed	6,931	5	49,103	6,501	56,034	6,506
U.S. agency commercial mortgage-backed	—	—	7,186	853	7,186	853
Private label mortgage-backed	—	—	39,234	2,443	39,234	2,443
Other asset backed	1,392	3	24,417	476	25,809	479
Obligations of states and political subdivisions	156	9	280,246	38,991	280,402	39,000
Corporate	—	—	45,986	1,696	45,986	1,696
Trust preferred	—	—	987	3	987	3
Total	$9,451	$18	$454,043	$51,366	$463,494	$51,384
Securities AFS in unrealized loss positions are evaluated quarterly for impairment related to credit losses. For securities AFS in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. No securities AFS met these two criteria during the periods presented. For securities AFS that do not meet this criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, adverse conditions specifically related to the security and the issuer and the impact of changes in market interest rates on the market value of the security, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss), net of applicable taxes. No ACL for securities AFS was needed at June 30, 2026 and December 31, 2025. Accrued interest receivable on securities AFS totaled $3.5 million at both June 30,

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2026 and December 31, 2025, and is excluded from the estimate of credit losses and is included in accrued income and other assets in the interim Condensed Consolidated Statements of Financial Condition.
The following is a summary of securities AFS with an unrealized loss by grouping as of June 30, 2026.
U.S. agency, U.S. agency residential mortgage-backed and U.S. agency commercial mortgage-backed securities — at June 30, 2026, we had 28 U.S. agency, 92 U.S. agency residential mortgage-backed and 8 U.S. agency commercial mortgage-backed securities whose fair value is less than amortized cost. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. The unrealized losses are largely attributed to widening spreads to Treasury bonds and/or an increase in interest rates since acquisition.
Private label mortgage-backed, other asset backed and corporate securities — at June 30, 2026, we had 43 private label mortgage-backed, 37 other asset backed, and 42 corporate securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and/or an increase in interest rates since acquisition.
Obligations of states and political subdivisions — at June 30, 2026, we had 281 municipal securities whose fair value is less than amortized cost. The unrealized losses are primarily due to an increase in interest rates since acquisition.
Trust preferred securities — at June 30, 2026, we had one trust preferred security whose fair value is less than amortized cost. This trust preferred security is a single issue security issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities has suffered from credit spread widening. This security is rated by a major rating agency as investment grade.
At June 30, 2026 management does not intend to liquidate any of the securities discussed above and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses.
We recorded no credit related charges in our interim Condensed Consolidated Statements of Operations related to securities AFS during the three and six month periods ended June 30, 2026 and 2025, respectively.
The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of securities HTM to present the net amount expected to be collected. Securities HTM are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in our interim Condensed Consolidated Statements of Operations in provision for credit losses. We measure expected credit losses on securities HTM on a collective basis by major security type with each type sharing similar risk characteristics, and consider historical credit loss information. Accrued interest receivable on securities HTM totaled $1.4 million and $1.5 million June 30, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses and is included in accrued income and other assets in the interim Condensed Consolidated Statements of Financial Condition. With regard to U.S. Government-sponsored agency and mortgage-backed securities (residential and commercial), all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to obligations of states and political subdivisions, private label-mortgage-backed, corporate and trust preferred securities HTM, we consider (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. The long-term historical loss rates associated with securities having similar grades as those in our portfolio have been insignificant. Furthermore, as of June 30, 2026 and December 31, 2025, there were no past due principal and interest payments associated with these securities. At both those same dates an allowance for credit losses of $92,000 was recorded on non U.S. agency securities HTM based on applying the long-term historical credit loss rate, as published by credit rating agencies, for similarly rated securities.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
On a quarterly basis, we monitor the credit quality of securities HTM through the use of credit ratings. The carrying value of securities HTM aggregated by credit quality follow:

	Private Label Mortgage- Backed	Obligations of States and Political Subdivisions	Corporate	Trust Preferred	Carrying Value Total
	(In thousands)
June 30, 2026
Credit rating:
AAA	$5,534	$16,904	$—	$—	$22,438
AA	—	112,895	—	—	112,895
A	—	2,048	3,487	—	5,535
BBB	—	225	16,921	—	17,146
Non-rated	—	11,216	2,989	961	15,166
Total	$5,534	$143,288	$23,397	$961	$173,180

December 31, 2025
Credit rating:
AAA	$7,294	$17,357	$—	$—	$24,651
AA	—	116,264	—	—	116,264
A	—	2,740	3,500	—	6,240
BBB	—	441	23,814	—	24,255
BB	—	—	1,983	—	1,983
Non-rated	—	13,113	2,979	958	17,050
Total	$7,294	$149,915	$32,276	$958	$190,443

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
An analysis of the allowance for credit losses by security HTM type for the six months ended June 30 follows:

	Private Label Mortgage- Backed	Obligations of States and Political Subdivisions	Corporate	Trust Preferred	Total
	(In thousands)
2026
Balance at beginning of period	$2	$19	$67	$4	$92
Additions (deductions)
Provision for credit losses	—	—	—	—	—
Recoveries credited to the allowance	—	—	—	—	—
Securities HTM charged against the allowance	—	—	—	—	—
Balance at end of period	$2	$19	$67	$4	$92

2025
Balance at beginning of period	$1	$17	$111	$3	$132
Additions (deductions)
Provision for credit losses	—	—		1	1
Recoveries credited to the allowance	—	—	—	—	—
Securities HTM charged against the allowance	—	—	—	—	—
Balance at end of period	$1	$17	$111	$4	$133

There were no securities HTM on nonaccrual or past due at June 30, 2026 and 2025.

The amortized cost and fair value of securities AFS and securities HTM at June 30, 2026, by contractual maturity, follow:

	Securities AFS		Securities HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturing within one year	$27,190	$26,882	$18,222	$18,034
Maturing after one year but within five years	110,109	104,233	44,431	42,406
Maturing after five years but within ten years	39,578	35,432	69,801	62,596
Maturing after ten years	184,728	156,513	60,926	52,266
	361,605	323,060	193,380	175,302
U.S. agency residential mortgage-backed	93,412	86,650	96,665	76,984
U.S. agency commercial mortgage-backed	7,619	6,746	3,582	3,340
Private label mortgage-backed	34,212	32,134	5,567	5,394
Other asset backed	45,741	45,362	—	—
Total	$542,589	$493,952	$299,194	$261,020
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Gains and losses realized on the sale of securities AFS are determined using the specific identification method and are recognized on a trade-date basis. A summary of proceeds from the sale of securities AFS and gains and losses for the six month periods ending June 30, follows:

		Realized
	Proceeds	Gains	Losses
	(In thousands)
2026	$5,550	$—	$116
2025	26,356	37	356
The tax benefit related to these net realized losses was $0.02 million and $0.07 million for the six month periods ending June 30, 2026 and 2025, respectively.
Securities classified as equity securities at fair value in our Condensed Consolidated Statement of Financial Condition consists of Visa Inc. Class C common stock. During both the three and six months ended June 30, 2026, we recognized gains on these equity securities of $1.60 million, that are included in net gains on equity securities at fair value in the Condensed Consolidated Statements of Operations. $1.09 million of these amounts relate to gains on equity securities at fair value still held at June 30, 2026. We had no equity securities at fair value during the same periods in 2025. See note #13.

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
Pooled reserves for the commercial loan segment are calculated using the DCF model with assumptions generally based on historical averages by class and risk rating. Effective risk rating practices allow for strong predictability of defaults and losses over the portfolio’s expected shorter duration, relative to mortgage and installment loans. Our risk rating system is similar to those employed by state and federal banking regulators.
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
An analysis of the allowance for credit losses by portfolio segment for the three months ended June 30, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2026
Balance at beginning of period	$29,177	$21,034	$2,533	$10,975	$63,719
Additions (deductions)
Provision for credit losses	5,922	(3,107)	1,401	(1,895)	2,321
Recoveries credited to the allowance	2	78	557	—	637
Loans charged against the allowance	(16)	—	(988)	—	(1,004)
Balance at end of period	$35,085	$18,005	$3,503	$9,080	$65,673

2025
Balance at beginning of period	$24,297	$20,036	$2,887	$12,815	$60,035
Additions (deductions)
Provision for credit losses	1,651	760	400	(1,315)	1,496
Recoveries credited to the allowance	20	48	513	—	581
Loans charged against the allowance	(78)	(92)	(785)	—	(955)
Balance at end of period	$25,890	$20,752	$3,015	$11,500	$61,157

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
An analysis of the ACL by portfolio segment for the six months ended June 30, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2026
Balance at beginning of period	$29,012	$20,914	$2,639	$10,880	$63,445
Additions (deductions)
Provision for credit losses	6,111	(3,014)	1,564	(1,800)	2,861
Recoveries credited to the allowance	15	110	1,011	—	1,136
Loans charged against the allowance	(53)	(5)	(1,711)	—	(1,769)
Balance at end of period	$35,085	$18,005	$3,503	$9,080	$65,673

2025
Balance at beginning of period	$22,872	$22,317	$3,040	$11,150	$59,379
Additions (deductions)
Provision for credit losses	3,030	(1,619)	459	350	2,220
Recoveries credited to the allowance	66	170	895	—	1,131
Loans charged against the allowance	(78)	(116)	(1,379)	—	(1,573)
Balance at end of period	$25,890	$20,752	$3,015	$11,500	$61,157

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	Non- Accrual with no Allowance for Credit Loss	Non- Accrual with an Allowance for Credit Loss	Total Non- Accrual	90+ and Still Accruing	Total Non- Performing Loans
	(In thousands)
June 30, 2026
Commercial
Commercial and industrial	$—	$4,098	$4,098	$—	$4,098
Commercial real estate (1)	13,832	6,353	20,185	—	20,185
Mortgage
1-4 family owner occupied - jumbo	2,778	—	2,778	—	2,778
1-4 family owner occupied - non-jumbo (2)	2,257	657	2,914	—	2,914
1-4 family non-owner occupied	—	251	251	—	251
1-4 family - 2nd lien	332	1,258	1,590	—	1,590
Resort lending	—	—	—	—	—
Installment
Boat lending	138	197	335	—	335
Recreational vehicle lending	184	300	484	—	484
Other	—	162	162	—	162
Total	$19,521	$13,276	$32,797	$—	$32,797

Accrued interest excluded from total	$—	$—	$—	$—	$—

December 31, 2025
Commercial
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate (1)	9,261	7,252	16,513	—	16,513
Mortgage
1-4 family owner occupied - jumbo	2,145	—	2,145	—	2,145
1-4 family owner occupied - non-jumbo (2)	1,700	670	2,370	—	2,370
1-4 family non-owner occupied	—	94	94	—	94
1-4 family - 2nd lien	200	888	1,088	—	1,088
Resort lending	—	57	57	—	57
Installment
Boat lending	—	308	308	—	308
Recreational vehicle lending	—	354	354	—	354
Other	—	198	198	—	198
Total	$13,306	$9,821	$23,127	$—	$23,127

Accrued interest excluded from total	$—	$—	$—	$—	$—
(1)Non-performing commercial real estate loans exclude $7.991 million and $7.018 million of government guaranteed loans at June 30, 2026 and December 31, 2025, respectively.
(2)Non-performing 1-4 family owner occupied – non jumbo loans exclude $2.899 million and $2.929 million of government guaranteed loans at June 30, 2026 and December 31, 2025, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table provides collateral information by class of loan for collateral-dependent loans. A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral.
The amortized cost of collateral-dependent loans by class follows:

	Collateral Type		Allowance for Credit Losses
	Real Estate	Other (1)
	(In thousands)
June 30, 2026
Commercial
Commercial and industrial	$231	$9,715	$3,714
Commercial real estate	28,560	—	5,088
Mortgage
1-4 family owner occupied - jumbo	2,779	—	—
1-4 family owner occupied - non-jumbo	2,831	—	204
1-4 family non-owner occupied	29	—	10
1-4 family - 2nd lien	902	—	203
Resort lending	—	—	—
Installment
Boat lending	—	152	5
Recreational vehicle lending	—	345	57
Other	—	81	29
Total	$35,332	$10,293	$9,310

Accrued interest excluded from total	$2	$95

December 31, 2025
Commercial
Commercial and industrial	$680	$8,841	$1,631
Commercial real estate	28,047	—	4,541
Mortgage
1-4 family owner occupied - jumbo	2,147	—	—
1-4 family owner occupied - non-jumbo	2,371	—	239
1-4 family non-owner occupied	22	—	8
1-4 family - 2nd lien	569	—	131
Resort lending	57	—	20
Installment
Boat lending	—	233	83
Recreational vehicle lending	—	237	84
Other	—	109	39
Total	$33,893	$9,420	$6,776

Accrued interest excluded from total	$73	$54
(1) Commercial and industrial loan collateral generally includes machinery and equipment, accounts receivable, and inventory.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
An aging analysis of loans by class follows:

	Loans Past Due				Loans not Past Due	Total Loans
	30-59 days	60-89 days	90+ days	Total
	(In thousands)
June 30, 2026
Commercial
Commercial and industrial	$—	$3,968	$—	$3,968	$1,241,169	$1,245,137
Commercial real estate	—	—	27,559	27,559	1,087,292	1,114,851
Mortgage
1-4 family owner occupied - jumbo	1,329	1,500	2,799	5,628	877,689	883,317
1-4 family owner occupied - non-jumbo	1,141	369	1,963	3,473	281,200	284,673
1-4 family non-owner occupied	220	—	29	249	178,208	178,457
1-4 family - 2nd lien	420	124	784	1,328	161,207	162,535
Resort lending	—	—	—	—	24,286	24,286
Installment
Boat lending	614	96	157	867	277,416	278,283
Recreational vehicle lending	705	40	334	1,079	173,025	174,104
Other	324	35	81	440	67,781	68,221
Total	$4,753	$6,132	$33,706	$44,591	$4,369,273	$4,413,864

Accrued interest excluded from total	$46	$39	$—	$85	$14,105	$14,190

December 31, 2025
Commercial
Commercial and industrial	$—	$—	$—	$—	$1,158,841	$1,158,841
Commercial real estate	—	22,988	3,900	26,888	1,027,828	1,054,716
Mortgage
1-4 family owner occupied - jumbo	716	660	2,164	3,540	875,221	878,761
1-4 family owner occupied - non-jumbo	1,381	757	1,301	3,439	286,123	289,562
1-4 family non-owner occupied	119	29	22	170	172,123	172,293
1-4 family - 2nd lien	270	235	460	965	156,632	157,597
Resort lending	—	—	57	57	26,551	26,608
Installment
Boat lending	287	200	242	729	271,783	272,512
Recreational vehicle lending	550	205	230	985	190,872	191,857
Other	475	74	58	607	72,931	73,538
Total	$3,798	$25,148	$8,434	$37,380	$4,238,905	$4,276,285
Accrued interest excluded from total	$37	$78	$—	$115	$13,837	$13,952

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
During the three and six months ended June 30, 2026 there were no loans modified to a borrower experiencing financial difficulty.
During the three months ended June 30, 2025 there were no loans modified to a borrower experiencing financial difficulty.
During the six months ended June 30, 2025 there were two mortgage - 1-4 family owner occupied - non-jumbo loans modified to borrowers experiencing financial difficulty totaling $0.11 million (0.1% of the total loan class). Both of the loan modifications to borrowers experiencing financial difficulty during the six months ended June 30, 2025 related to term extensions and added a weighted average of 11.5 years to the life of the loans. One of the loans modified during the six months ended June 30, 2025 also received a 4.75% interest rate reduction. Both of the loans modified during the six months ended June 30, 2025 were on non-accrual status.
As of June 30, 2026, none of the loans that were modified to borrowers experiencing financial difficulty within the past 12 months have subsequently defaulted.
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables summarize loan ratings by loan class for our commercial portfolio loan segment at June 30, 2026 and December 31, 2025, and gross loan charge-offs during the six month periods ended June 30, 2026 and 2025:

	Commercial
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2026	2025	2024	2023	2022	Prior
	(In thousands)
June 30, 2026
Commercial and industrial
Non-watch (1-6)	$112,378	$211,311	$177,954	$111,057	$107,137	$128,512	$343,841	$1,192,190
Watch (7-8)	2,732	2,948	6,294	6,865	809	7,183	16,170	43,001
Substandard Accrual (9)	—	—	—	5,400	—	448	—	5,848
Non-Accrual (10-11)	—	806	2,020	—	1,272	—	—	4,098
Total	$115,110	$215,065	$186,268	$123,322	$109,218	$136,143	$360,011	$1,245,137
Accrued interest excluded from total	$322	$652	$562	$488	$253	$398	$1,213	$3,888
Current period gross charge-offs	$—	$—	$—	$37	$—	$16	$—	$53

Commercial real estate
Non-watch (1-6)	$87,661	$239,258	$133,077	$170,320	$147,162	$195,067	$93,882	$1,066,427
Watch (7-8)	—	1,571	1,293	1,461	13,791	1,746	—	19,862
Substandard Accrual (9)	—	—	—	386	—	—	—	386
Non-Accrual (10-11)	—	9,333	490	18,353	—	—	—	28,176
Total	$87,661	$250,162	$134,860	$190,520	$160,953	$196,813	$93,882	$1,114,851
Accrued interest excluded from total	$223	$628	$442	$472	$468	$553	$313	$3,099
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial
Non-watch (1-6)	$200,039	$450,569	$311,031	$281,377	$254,299	$323,579	$437,723	$2,258,617
Watch (7-8)	2,732	4,519	7,587	8,326	14,600	8,929	16,170	62,863
Substandard Accrual (9)	—	—	—	5,786	—	448	—	6,234
Non-Accrual (10-11)	—	10,139	2,510	18,353	1,272	—	—	32,274
Total	$202,771	$465,227	$321,128	$313,842	$270,171	$332,956	$453,893	$2,359,988
Accrued interest excluded from total	$545	$1,280	$1,004	$960	$721	$951	$1,526	$6,987
Current period gross charge-offs	$—	$—	$—	$37	$—	$16	$—	$53

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2025	2024	2023	2022	2021	Prior
	(In thousands)
December 31, 2025
Commercial and industrial
Non-watch (1-6)	$199,338	$188,309	$131,090	$115,518	$45,116	$140,699	$300,540	$1,120,610
Watch (7-8)	501	1,911	4,330	2,705	2,052	8,360	8,848	28,707
Substandard Accrual (9)	940	1,710	—	—	820	275	5,779	9,524
Non-Accrual (10-11)	—	—	—	—	—	—	—	—
Total	$200,779	$191,930	$135,420	$118,223	$47,988	$149,334	$315,167	$1,158,841
Accrued interest excluded from total	$564	$570	$477	$288	$95	$418	$1,139	$3,551
Current period gross charge-offs	$—	$—	$78	$—	$—	$—	$—	$78

Commercial real estate
Non-watch (1-6)	$204,584	$162,957	$167,203	$159,948	$66,116	$184,907	$56,611	$1,002,326
Watch (7-8)	—	823	4,162	13,887	—	4,840	625	24,337
Substandard Accrual (9)	3,348	—	396	—	126	652	—	4,522
Non-Accrual (10-11)	4,878	490	18,163	—	—	—	—	23,531
Total	$212,810	$164,270	$189,924	$173,835	$66,242	$190,399	$57,236	$1,054,716
Accrued interest excluded from total	$695	$555	$494	$624	$141	$703	$138	$3,350
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial
Non-watch (1-6)	$403,922	$351,266	$298,293	$275,466	$111,232	$325,606	$357,151	$2,122,936
Watch (7-8)	501	2,734	8,492	16,592	2,052	13,200	9,473	53,044
Substandard Accrual (9)	4,288	1,710	396	—	946	927	5,779	14,046
Non-Accrual (10-11)	4,878	490	18,163	—	—	—	—	23,531
Total	$413,589	$356,200	$325,344	$292,058	$114,230	$339,733	$372,403	$2,213,557
Accrued interest excluded from total	$1,259	$1,125	$971	$912	$236	$1,121	$1,277	$6,901
Current period gross charge-offs	$—	$—	$78	$—	$—	$—	$—	$78
For each of our mortgage and installment portfolio segment classes, we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated semi-annually.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables summarize credit scores by loan class for our mortgage and installment loan portfolio segments at June 30, 2026 and December 31, 2025, and gross loan charge-offs during the six month periods ended June 30, 2026 and 2025:

	Mortgage (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2026	2025	2024	2023	2022	Prior
	(In thousands)
June 30, 2026
1-4 family owner occupied - jumbo
800 and above	$10,597	$11,840	$3,078	$11,314	$36,108	$89,136	$1,592	$163,665
750-799	20,042	50,267	25,701	19,126	94,400	243,801	1,807	455,144
700-749	6,979	25,214	6,676	7,926	32,143	79,453	—	158,391
650-699	2,976	9,576	8,791	6,012	13,711	33,498	—	74,564
600-649	—	745	878	4,867	549	6,852	—	13,891
550-599	—	1,834	—	1,995	4,586	3,867	—	12,282
500-549	—	—	—	—	708	1,835	—	2,543
Under 500	—	—	—	—	679	658	1,500	2,837
Unknown	—	—	—	—	—	—	—	—
Total	$40,594	$99,476	$45,124	$51,240	$182,884	$459,100	$4,899	$883,317
Accrued interest excluded from total	$162	$495	$212	$252	$560	$1,103	$49	$2,833
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family owner occupied - non-jumbo
800 and above	$2,426	$2,049	$2,855	$3,725	$11,155	$25,597	$6,290	$54,097
750-799	1,233	4,311	4,768	9,192	25,614	53,236	14,594	112,948
700-749	2,476	5,043	3,478	3,575	7,723	25,529	4,560	52,384
650-699	2,570	2,606	388	1,895	5,512	18,420	1,904	33,295
600-649	419	240	320	839	2,369	8,627	322	13,136
550-599	—	395	—	441	1,496	7,038	43	9,413
500-549	—	—	334	—	852	5,473	25	6,684
Under 500	—	—	—	—	642	2,074	—	2,716
Unknown	—	—	—	—	—	—	—	—
Total	$9,124	$14,644	$12,143	$19,667	$55,363	$145,994	$27,738	$284,673
Accrued interest excluded from total	$34	$104	$64	$91	$179	$453	$192	$1,117
Current period gross charge-offs	$—	$—	$—	$—	$—	$5	$—	$5

1-4 family non-owner occupied
800 and above	$1,193	$4,170	$4,812	$3,130	$3,271	$18,414	$779	$35,769
750-799	6,800	8,948	7,995	7,928	11,469	44,271	1,237	88,648
700-749	3,497	7,349	3,817	2,465	5,379	12,302	1,525	36,334
650-699	980	1,921	920	146	486	9,662	254	14,369
600-649	182	—	389	—	—	1,568	—	2,139
550-599	—	—	—	—	—	478	2	480
500-549	—	—	—	—	—	311	—	311
Under 500	—	—	—	—	366	41	—	407
Unknown	—	—	—	—	—	—	—	—
Total	$12,652	$22,388	$17,933	$13,669	$20,971	$87,047	$3,797	$178,457
Accrued interest excluded from total	$43	$105	$104	$62	$81	$270	$25	$690
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Mortgage - continued (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2026	2025	2024	2023	2022	Prior
	(In thousands)
June 30, 2026 - continued
1-4 family - 2nd lien
800 and above	$661	$1,236	$168	$424	$623	$1,995	$17,541	$22,648
750-799	1,255	3,148	2,991	1,724	1,520	5,626	62,801	79,065
700-749	849	2,245	798	1,061	1,086	3,229	29,198	38,466
650-699	48	734	414	312	385	1,621	9,480	12,994
600-649	—	25	201	260	20	954	3,370	4,830
550-599	—	20	91	202	291	493	702	1,799
500-549	—	—	—	307	90	592	908	1,897
Under 500	—	—	24	153	86	493	80	836
Unknown	—	—	—	—	—	—	—	—
Total	$2,813	$7,408	$4,687	$4,443	$4,101	$15,003	$124,080	$162,535
Accrued interest excluded from total	$7	$26	$18	$18	$15	$48	$784	$916
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Resort lending
800 and above	$—	$—	$—	$—	$—	$4,149	$—	$4,149
750-799	75	120	—	21	99	9,905	—	10,220
700-749	—	—	—	—	261	4,209	—	4,470
650-699	—	—	—	—	—	4,600	—	4,600
600-649	—	—	—	—	—	473	—	473
550-599	—	—	—	—	—	—	—	—
500-549	—	—	—	—	—	374	—	374
Under 500	—	—	—	—	—	—	—	—
Unknown	—	—	—	—	—	—	—	—
Total	$75	$120	$—	$21	$360	$23,710	$—	$24,286
Accrued interest excluded from total	$—	$1	$—	$—	$1	$110	$—	$112
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Mortgage
800 and above	$14,877	$19,295	$10,913	$18,593	$51,157	$139,291	$26,202	$280,328
750-799	29,405	66,794	41,455	37,991	133,102	356,839	80,439	746,025
700-749	13,801	39,851	14,769	15,027	46,592	124,722	35,283	290,045
650-699	6,574	14,837	10,513	8,365	20,094	67,801	11,638	139,822
600-649	601	1,010	1,788	5,966	2,938	18,474	3,692	34,469
550-599	—	2,249	91	2,638	6,373	11,876	747	23,974
500-549	—	—	334	307	1,650	8,585	933	11,809
Under 500	—	—	24	153	1,773	3,266	1,580	6,796
Unknown	—	—	—	—	—	—	—	—
Total	$65,258	$144,036	$79,887	$89,040	$263,679	$730,854	$160,514	$1,533,268
Accrued interest excluded from total	$246	$731	$398	$423	$836	$1,984	$1,050	$5,668
Current period gross charge-offs	$—	$—	$—	$—	$—	$5	$—	$5

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Mortgage - continued (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2025	2024	2023	2022	2021	Prior
	(In thousands)
December 31, 2025 - (continued)
1-4 family - 2nd lien
800 and above	$1,256	$367	$351	$461	$789	$1,454	$16,797	$21,475
750-799	3,122	2,528	2,142	1,830	2,006	3,651	56,532	71,811
700-749	2,759	1,225	1,310	1,505	1,502	2,454	29,585	40,340
650-699	805	367	339	454	285	1,517	11,914	15,681
600-649	—	141	124	107	250	525	2,157	3,304
550-599	—	41	225	72	53	650	1,770	2,811
500-549	—	16	423	108	200	537	417	1,701
Under 500	—	—	154	111	—	209	—	474
Unknown	—	—	—	—	—	—	—	—
Total	$7,942	$4,685	$5,068	$4,648	$5,085	$10,997	$119,172	$157,597
Accrued interest excluded from total	$23	$18	$22	$19	$13	$37	$767	$899
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Resort lending
800 and above	$—	$—	$—	$—	$524	$4,127	$—	$4,651
750-799	121	—	22	366	156	10,704	—	11,369
700-749	—	—	—	—	484	3,644	—	4,128
650-699	—	—	—	—	—	5,148	—	5,148
600-649	—	—	—	—	—	955	—	955
550-599	—	—	—	—	—	—	—	—
500-549	—	—	—	—	—	357	—	357
Under 500	—	—	—	—	—	—	—	—
Unknown	—	—	—	—	—	—	—	—
Total	$121	$—	$22	$366	$1,164	$24,935	$—	$26,608
Accrued interest excluded from total	$1	$—	$—	$1	$3	$117	$—	$122
Current period gross charge-offs	$—	$—	$—	$—	$—	$86	$—	$86

Total Mortgage
800 and above	$20,619	$8,735	$21,018	$58,066	$76,861	$66,192	$24,021	$275,512
750-799	77,385	52,753	46,670	131,880	218,762	139,245	73,398	740,093
700-749	26,653	20,486	18,222	45,671	82,088	68,692	37,423	299,235
650-699	12,117	7,606	10,319	25,498	21,693	41,692	15,402	134,327
600-649	1,633	2,017	1,906	3,964	5,434	15,538	2,325	32,817
550-599	—	41	607	7,170	2,418	10,954	1,811	23,001
500-549	—	16	1,696	4,335	1,749	8,355	477	16,628
Under 500	—	85	154	713	242	2,014	—	3,208
Unknown	—	—	—	—	—	—	—	—
Total	$138,407	$91,739	$100,592	$277,297	$409,247	$352,682	$154,857	$1,524,821
Accrued interest excluded from total	$631	$464	$483	$838	$935	$1,131	$1,021	$5,503
Current period gross charge-offs	$—	$—	$—	$19	$6	$91	$—	$116
(1)Credit scores have been updated within the last twelve months.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Installment (1)
	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Total
	(In thousands)
June 30, 2026
Boat lending
800 and above	$7,122	$4,651	$4,217	$5,451	$6,256	$15,445	$43,142
750-799	21,965	26,657	18,187	20,142	20,998	41,708	149,657
700-749	7,654	15,276	8,476	7,531	8,025	16,911	63,873
650-699	1,097	2,240	2,036	2,107	2,723	5,006	15,209
600-649	14	712	599	263	908	1,476	3,972
550-599	—	—	106	285	255	759	1,405
500-549	—	15	242	51	160	393	861
Under 500	—	—	—	89	—	75	164
Unknown	—	—	—	—	—	—	—
Total	$37,852	$49,551	$33,863	$35,919	$39,325	$81,773	$278,283
Accrued interest excluded from total	$125	$165	$130	$139	$84	$179	$822
Current period gross charge-offs	$—	$—	$29	$65	$33	$41	$168

Recreational vehicle lending
800 and above	$755	$582	$1,768	$2,846	$7,851	$13,884	$27,686
750-799	1,654	3,394	6,517	8,229	27,129	39,951	86,874
700-749	667	1,109	3,206	3,283	10,951	17,863	37,079
650-699	273	279	871	1,890	3,229	5,913	12,455
600-649	4	38	365	608	916	2,496	4,427
550-599	—	47	343	185	1,014	1,483	3,072
500-549	—	—	43	31	478	1,129	1,681
Under 500	—	11	63	170	214	372	830
Unknown	—	—	—	—	—	—	—
Total	$3,353	$5,460	$13,176	$17,242	$51,782	$83,091	$174,104
Accrued interest excluded from total	$12	$22	$53	$62	$133	$184	$466
Current period gross charge-offs	$—	$—	$9	$11	$34	$533	$587

Other
800 and above	$1,121	$707	$999	$958	$993	$1,379	$6,157
750-799	4,909	7,750	4,139	3,878	3,443	5,855	29,974
700-749	4,322	3,977	3,375	2,099	1,836	4,064	19,673
650-699	1,802	1,608	1,191	720	691	1,759	7,771
600-649	41	303	362	345	305	525	1,881
550-599	20	45	185	170	313	324	1,057
500-549	—	32	271	146	98	283	830
Under 500	—	10	45	26	22	33	136
Unknown	742	—	—	—	—	—	742
Total	$12,957	$14,432	$10,567	$8,342	$7,701	$14,222	$68,221
Accrued interest excluded from total	$35	$53	$45	$30	$19	$65	$247
Current period gross charge-offs	$799	$38	$32	$29	$13	$45	$956

Total installment
800 and above	$8,998	$5,940	$6,984	$9,255	$15,100	$30,708	$76,985
750-799	28,528	37,801	28,843	32,249	51,570	87,514	266,505
700-749	12,643	20,362	15,057	12,913	20,812	38,838	120,625
650-699	3,172	4,127	4,098	4,717	6,643	12,678	35,435
600-649	59	1,053	1,326	1,216	2,129	4,497	10,280
550-599	20	92	634	640	1,582	2,566	5,534
500-549	—	47	556	228	736	1,805	3,372
Under 500	—	21	108	285	236	480	1,130
Unknown	742	—	—	—	—	—	742
Total	$54,162	$69,443	$57,606	$61,503	$98,808	$179,086	$520,608
Accrued interest excluded from total	$172	$240	$228	$231	$236	$428	$1,535
Current period gross charge-offs	$799	$38	$70	$105	$80	$619	$1,711

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Installment - continued (1)
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
	(In thousands)
December 31, 2025
Boat lending
800 and above	$7,160	$4,306	$5,878	$7,190	$8,111	$11,036	$43,681
750-799	32,694	21,095	23,561	23,385	19,814	27,759	148,308
700-749	11,208	10,315	8,793	9,887	7,279	10,511	57,993
650-699	2,418	2,569	2,482	2,312	2,609	3,743	16,133
600-649	907	366	598	808	622	798	4,099
550-599	33	188	118	275	383	552	1,549
500-549	—	137	87	97	183	169	673
Under 500	—	35	35	—	—	6	76
Unknown	—	—	—	—	—	—	—
Total	$54,420	$39,011	$41,552	$43,954	$39,001	$54,574	$272,512
Accrued interest excluded from total	$185	$151	$149	$96	$85	$112	$778
Current period gross charge-offs	$—	$13	$—	$39	$22	$26	$100

Recreational vehicle lending
800 and above	$771	$1,690	$2,923	$8,205	$8,940	$7,788	$30,317
750-799	3,706	7,485	10,133	30,410	27,020	17,972	96,726
700-749	1,498	3,830	3,849	11,937	12,930	7,192	41,236
650-699	287	987	1,862	3,865	4,747	2,234	13,982
600-649	26	276	576	1,143	1,858	833	4,712
550-599	—	129	222	622	968	614	2,555
500-549	—	55	54	469	663	292	1,533
Under 500	—	75	121	292	251	57	796
Unknown	—	—	—	—	—	—	—
Total	$6,288	$14,527	$19,740	$56,943	$57,377	$36,982	$191,857
Accrued interest excluded from total	$26	$54	$71	$138	$125	$82	$496
Current period gross charge-offs	$—	$2	$46	$155	$178	$72	$453

Other
800 and above	$1,460	$900	$1,168	$1,408	$641	$933	$6,510
750-799	9,471	6,202	5,214	4,275	2,546	4,423	32,131
700-749	6,281	4,067	2,872	2,569	1,990	3,251	21,030
650-699	3,470	1,473	989	851	545	1,305	8,633
600-649	184	483	405	470	276	460	2,278
550-599	23	200	267	250	93	192	1,025
500-549	7	195	128	179	124	224	857
Under 500	—	48	14	91	35	32	220
Unknown	854	—	—	—	—	—	854
Total	$21,750	$13,568	$11,057	$10,093	$6,250	$10,820	$73,538
Accrued interest excluded from total	$72	$57	$43	$26	$16	$60	$274
Current period gross charge-offs	$714	$13	$20	$35	$12	$32	$826

Total installment
800 and above	$9,391	$6,896	$9,969	$16,803	$17,692	$19,757	$80,508
750-799	45,871	34,782	38,908	58,070	49,380	50,154	277,165
700-749	18,987	18,212	15,514	24,393	22,199	20,954	120,259
650-699	6,175	5,029	5,333	7,028	7,901	7,282	38,748
600-649	1,117	1,125	1,579	2,421	2,756	2,091	11,089
550-599	56	517	607	1,147	1,444	1,358	5,129
500-549	7	387	269	745	970	685	3,063
Under 500	—	158	170	383	286	95	1,092
Unknown	854	—	—	—	—	—	854
Total	$82,458	$67,106	$72,349	$110,990	$102,628	$102,376	$537,907
Accrued interest excluded from total	$283	$262	$263	$260	$226	$254	$1,548
Current period gross charge-offs	$714	$28	$66	$229	$212	$130	$1,379
(1)Credit scores have been updated within the last twelve months.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Foreclosed residential real estate properties included in other real estate and repossessed assets, net on our interim Condensed Consolidated Statements of Financial Condition totaled $0.5 million and $0.8 million at June 30, 2026 and December 31, 2025, respectively. Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $2.5 million and $1.9 million at June 30, 2026 and December 31, 2025, respectively.
During the three and six month periods ended June 30, 2026, we sold $1.6 million and $3.1 million, respectively, of portfolio residential mortgage loans servicing retained and recognized a gain on sale of $0.05 million and $0.08 million, respectively. During the three and six month periods ended June 30, 2025, we sold $6.7 million and $15.4 million, respectively, of portfolio residential mortgage loans servicing retained and recognized a gain on sale of $0.08 million and $0.30 million, respectively. These gains are included in net gains (losses) on assets - mortgage loans on our interim Condensed Consolidated Statements of Operations. These transactions were done primarily for asset/liability management purposes.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
5.    Shareholders’ Equity and Earnings Per Common Share
On December 16, 2025, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) to buy back up to 1,100,000 shares of our outstanding common stock through December 31, 2026. Shares may be repurchased through open market transactions, or through other means, such as privately negotiated transactions. The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, regulatory requirements, potential alternative uses for capital, and our financial performance. No shares were repurchased during the three and six month periods ended June 30, 2026. During the three and six month periods ended June 30, 2025 there were 251,183 and 252,276 shares of common stock repurchased for an aggregate purchase price of $7.32 million and $7.36 million.
A reconciliation of basic and diluted net income per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Net income	$18,805	$16,877	$35,680	$32,467

Weighted average shares outstanding (1)	20,604	20,750	20,589	20,846
Stock units for deferred compensation plan for non-employee directors	182	170	181	175
Performance share units	21	24	23	26
Effect of stock options	—	2	1	2
Weighted average shares outstanding for calculation of diluted earnings per share	20,807	20,946	20,794	21,049

Net income per common share
Basic (1)	$0.91	$0.81	$1.73	$1.56
Diluted	$0.90	$0.81	$1.72	$1.54
(1)Basic net income per common share includes weighted average common shares outstanding during the period.
Weighted average stock options outstanding that were not considered in computing diluted net income per common share because they were anti-dilutive were zero for the three and six month periods ended June 30, 2026 and 2025, respectively.

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
Our derivative financial instruments according to the type of hedge in which they are designated follows:

	June 30, 2026
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Fair value hedge designation
Pay-fixed interest rate swap agreement - commercial	$5,031	2.9	$214
Pay-fixed interest rate swap agreements - securities available for sale	148,895	1.4	6,395
Pay-fixed interest rate swap agreements - installment	25,000	0.2	(26)
Pay-fixed interest rate swap agreements - mortgage	45,000	1.4	(118)
Interest rate cap agreements - securities available for sale	40,970	1.8	86
Total	$264,896	1.3	$6,551

Cash flow hedge designation
Interest rate floor agreements - commercial	$500,000	2.2	$3,207
Interest rate cap agreements - short-term funding liabilities	50,000	1.6	157
Total	550,000	2.1	3,364

No hedge designation
Rate-lock mortgage loan commitments	$29,143	0.1	$302
Mandatory commitments to sell mortgage loans	40,208	0.1	(6)
Pay-fixed interest rate swap agreements - commercial	724,584	4.6	5,994
Pay-variable interest rate swap agreements - commercial	724,584	4.6	(5,994)
Total	$1,518,519	4.3	$296

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

We have entered into pay-fixed interest rate swaps and caps to protect a portion of the fair value of a certain fixed rate commercial loan and certain mortgage and installment loans (‘‘Fair Value Hedge – Portfolio Loans’’). As a result, changes in the fair values of the pay-fixed interest rate swaps and caps are expected to offset changes in the fair values of the fixed rate portfolio loans due to fluctuations in interest rates. We record the fair values of Fair Value Hedge – Portfolio Loans in accrued income and other assets and accrued expenses and other liabilities on our interim Condensed Consolidated Statements of Financial Condition. The hedged items (a fixed rate commercial loan and certain fixed rate mortgage and installment loans) are also recorded at fair value which offsets the adjustment to the Fair Value Hedge – Portfolio Loans. On an ongoing basis, we adjust our interim Condensed Consolidated Statements of Financial Condition to reflect the then current fair values of both the Fair Value Hedge – Portfolio Loans and the hedged items. The related gains or losses are reported in interest income – interest and fees on loans in our interim Condensed Consolidated Statements of Operations. During the second quarter of 2026 we terminated $50.0 million of Fair Value Hedges - Portfolio Loans. During the first quarter of 2026 we terminated $87.0 million of Fair Value Hedges - Portfolio Loans. The remaining unrealized losses on these terminated fair value hedges of $0.33 million as of June 30, 2026 are being amortized into earnings over their original life ranging from November, 2026 to June, 2027. During the second quarter of 2023 we terminated an interest rate cap accounted for as a fair value hedge that was previously hedging certain installment loans. The remaining unrealized gain on this terminated interest cap of $0.10 million as of June 30, 2026 is being amortized into earnings over the original life of the interest rate cap which was February, 2030.

We have entered into pay-fixed interest rate swap and interest rate cap agreements to protect a portion of the fair value of certain securities available for sale (‘‘Fair Value Hedge – AFS Securities’’). As a result, the change in the fair value of the pay-fixed interest rate swap and interest rate cap agreements is expected to offset a portion of the change in the fair value of

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

For Cash Flow Hedges, it is anticipated that as of June 30, 2026, $2.6 million will be reclassified from accumulated other comprehensive loss as a reduction to earnings over the next twelve months. The maximum term of any Cash Flow Hedge at June 30, 2026 is 4.4 years.
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
We have a program that allows commercial loan customers to lock in a fixed rate for a longer period of time than we would normally offer for interest rate risk reasons. We will enter into a variable rate commercial loan and an interest rate swap agreement with a customer and then enter into an offsetting interest rate swap agreement with an unrelated party. The interest rate swap agreement fair values will generally move in opposite directions resulting in little or no net impact on our interim Condensed Consolidated Statements of Operations. All of the interest rate swap agreements - commercial with no hedge designation in the tables above relate to this program.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the interim Condensed Consolidated Statements of Financial Condition for the periods presented:
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	June 30, 2026		December 31, 2025		June 30, 2026		December 31, 2025
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments
Pay-fixed interest rate swap agreements	Other assets	$6,613	Other assets	$7,114	Other liabilities	$148	Other liabilities	$2,026
Interest rate cap agreements	Other assets	243	Other assets	78	Other liabilities	—	Other liabilities	—
Interest rate floor agreements	Other assets	3,207	Other assets	4,669	Other liabilities	—	Other liabilities	—
		10,063		11,861		148		2,026
Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	302	Other assets	230	Other liabilities	—	Other liabilities	—
Mandatory commitments to sell mortgage loans	Other assets	—	Other assets	—	Other liabilities	6	Other liabilities	32
Pay-fixed interest rate swap agreements - commercial	Other assets	9,634	Other assets	7,074	Other liabilities	3,640	Other liabilities	10,419
Pay-variable interest rate swap agreements - commercial	Other assets	3,640	Other assets	10,419	Other liabilities	9,634	Other liabilities	7,074
		13,576		17,723		13,280		17,525
Total derivatives		$23,639		$29,584		$13,428		$19,551

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The effect of derivative financial instruments on the interim Condensed Consolidated Statements of Operations follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Gain (Loss) Recognized in Income
	Three Month Periods Ended June 30,			Three Month Periods Ended June 30,		Location of Gain (Loss) Recognized in Income	Three Month Periods Ended June 30,
	2026	2025		2026	2025		2026	2025
							(In thousands)
Fair Value Hedges
Pay-fixed interest rate swap agreement - commercial						Interest and fees on loans	$24	$(62)
Pay-fixed interest rate swap agreements - securities available for sale						Interest on securities	(357)	(1,797)
Pay-fixed interest rate swap agreements - Installment						Interest and fees on loans	111	(297)
Pay-fixed interest rate swap agreements - Mortgage						Interest and fees on loans	418	(499)
Interest rate cap agreements - securities available for sale	$(4)	$(85)	Interest on securities	$(54)	$(63)	Interest on securities	—	—
Total	$(4)	$(85)		$(54)	$(63)		$196	$(2,655)

Cash Flow Hedges
Interest rate floor agreements - commercial	$(2,026)	$385	Interest and fees on loans	$(387)	$(444)	Interest and fees on loans	$(387)	$(444)
Interest rate cap agreements - short-term funding liabilities	16	(69)	Interest expense	(23)	(2)	Interest expense	(23)	(2)
Total	$(2,010)	$316		$(410)	$(446)		$(410)	$(446)

No hedge designation
Rate-lock mortgage loan commitments						Net gains on mortgage loans	$136	$3
Mandatory commitments to sell mortgage loans						Net gains on mortgage loans	(149)	(101)
Pay-fixed interest rate swap agreements - commercial						Interest and fees on loans	5,811	(5,593)
Pay-variable interest rate swap agreements - commercial						Interest and fees on loans	(5,811)	5,593
Total							$(13)	$(98)

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Gain (Loss) Recognized in Income
	Six Month Periods Ended June 30,			Six Month Periods Ended June 30,		Location of Gain (Loss) Recognized in Income	Six Month Periods Ended June 30,
	2026	2025		2026	2025		2026	2025
							(In thousands)
Fair Value Hedges
Pay-fixed interest rate swap agreement - commercial						Interest and fees on loans	$39	$(147)
Pay-fixed interest rate swap agreements - securities available for sale						Interest on securities	(528)	(4,172)
Pay-fixed interest rate swap agreements - installment						Interest and fees on loans	798	(979)
Pay-fixed interest rate swap agreements - mortgage						Interest and fees on loans	1,068	(1,464)
Interest rate cap agreements - securities available for sale	$54	$(240)	Interest on securities	$(108)	$(117)	Interest on securities	—	—
Total	$54	$(240)		$(108)	$(117)		$1,377	$(6,762)

Cash Flow Hedges
Interest rate floor agreements - commercial	$(2,948)	$1,137	Interest and fees on loans	$(563)	$(812)	Interest and fees on loans	$(563)	$(812)
Interest rate cap agreements - short-term funding liabilities	111	(200)	Interest expense	(46)	(4)	Interest expense	(46)	(4)
Total	$(2,837)	$937		$(609)	$(816)		$(609)	$(816)

No hedge designation
Rate-lock mortgage loan commitments						Net gains on mortgage loans	$72	$271
Mandatory commitments to sell mortgage loans						Net gains on mortgage loans	26	(194)
Pay-fixed interest rate swap agreements - commercial						Interest and fees on loans	9,339	(14,868)
Pay-variable interest rate swap agreements - commercial						Interest and fees on loans	(9,339)	14,868
Total							$98	$77

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7.    Goodwill and Other Intangibles
The following table summarizes intangible assets, net of amortization:

	June 30, 2026		December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets - core deposits	$11,916	$11,145	$11,916	$10,915
Unamortized intangible assets - goodwill	$28,300		$28,300
Goodwill is assessed for impairment on an annual basis as of December 31, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment is made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. For the six months ended June 30, 2026 and 2025 no event occurred that indicated an impairment of goodwill may exist.
A summary of estimated core deposits intangible amortization at June 30, 2026 follows:

(In thousands)

Six months ending December 31, 2026	230
2027	434
2028	107
Total	$771
8.    Share Based Compensation
We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.2 million shares of common stock as of June 30, 2026. The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.04 million shares of common stock as of June 30, 2026. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.
A summary of restricted stock and performance stock units (“PSU”) granted pursuant to our long-term incentive plan follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Restricted stock	3,348	1,000	66,805	53,019
PSU	—	—	16,859	16,364
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our directors may elect to receive all or a portion of their cash retainer fees in the form of common stock (either on a current basis or on a deferred basis) pursuant to the non-employee director stock purchase plan referenced above. Shares equal in value to that portion of each director’s fees that he or she has elected to receive in stock on a current basis are issued each quarter and vest immediately. Shares issued on a deferred basis are credited at the rate of 90% of the current fair value of our common stock and vest immediately. During the six month periods ended June 30, 2026 and 2025 we issued 0.003 million and 0.004 million shares, respectively and expensed their value during those same periods.
Total compensation expense recognized for grants pursuant to our long-term incentive plan was $0.6 million and $1.3 million during the three and six month periods ended June 30, 2026, respectively, and was $0.6 million and $1.3 million during the same periods in 2025, respectively. The corresponding tax benefit relating to this expense was $0.1 million and $0.3 million for the three and six month periods ended June 30, 2026, respectively and $0.1 million and $0.3 million for the same periods in 2025. Total expense recognized for non-employee director share based payments was $0.06 million and $0.11 million during the three and six month periods ended June 30, 2026, respectively, and was $0.07 million and $0.13 million during the same periods in 2025, respectively. The corresponding tax benefit relating to this expense was $0.01 million and $0.02 million for the three and six month periods ended June 30, 2026, respectively and $0.01 million and $0.03 million during the same periods in 2025.
A summary of outstanding non-vested stock and related transactions follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2026	250,213	$27.70
Granted	83,664	37.15
Vested	(90,211)	23.80
Forfeited	(6,274)	33.15
Outstanding at June 30, 2026	237,392	$32.58
At June 30, 2026, the total expected compensation cost related to non-vested restricted stock and PSUs not yet recognized was $4.5 million. The weighted-average period over which this amount will be recognized is 2.2 years years.
A summary of outstanding stock option grants and related transactions follows:

	Number of Shares	Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregated Intrinsic Value
				(In thousands)
Outstanding at January 1, 2026	2,790	$13.43
Granted	—
Exercised	(2,790)	13.43
Forfeited	—
Expired	—
Outstanding at June 30, 2026	0	$—	0	$—

Vested and expected to vest at June 30, 2026	0	$—	0	$—
Exercisable at June 30, 2026	0	$—	0	$—

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Certain information regarding options exercised during the periods follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Intrinsic value	$—	$—	$55	$64
Cash proceeds received	$—	$—	$—	$—
Tax benefit realized	$—	$—	$12	$13
9.    Income Tax
Income tax expense was $3.9 million and $3.8 million during the three month periods ended June 30, 2026 and 2025, respectively and $7.3 million and $7.3 million during the six months ended June 30, 2026 and 2025, respectively. Our actual federal income tax expense is different than the amount computed by applying our statutory income tax rate to our income before income tax primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance. In addition, the three and six month periods ending June 30, 2026 and 2025 include reductions of $0.13 million and $0.01 million, respectively, of income tax expense related to the impact of the excess value of stock awards that vested and stock options that were exercised as compared to the initial fair values that were expensed.
We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. The ultimate realization of this asset is primarily based on generating future income. We concluded at June 30, 2026, June 30, 2025 and December 31, 2025 that the realization of substantially all of our deferred tax assets continues to be more likely than not.
At both June 30, 2026 and December 31, 2025, we had approximately $0.2 million, respectively, of gross unrecognized tax benefits. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the remainder of 2026.
10.    Regulatory Matters
Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Bank can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar year is limited to the Bank’s current year net profits, combined with the retained net profits of the preceding two years. Further, the Bank cannot pay a dividend at any time that it has negative undivided profits. As of June 30, 2026, the Bank had positive undivided profits of $246.3 million. It is not our intent to have dividends paid in amounts that would reduce the capital of our Bank to levels below those which we consider prudent or that would not be in accordance with guidelines of regulatory authorities.
We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can result in certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our interim condensed consolidated financial statements. In addition, capital adequacy rules include a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. To avoid limits on capital distributions and certain discretionary bonus payments we must meet the minimum ratio for adequately capitalized institutions plus the buffer. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of June 30, 2026 and December 31, 2025, categorized our Bank as well capitalized and exceeding the minimum ratio for adequately capitalized institutions plus the capital conservation buffer. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our actual capital amounts and ratios follow (1):

	Actual		Minimum for Adequately Capitalized Institutions		Minimum for Well-Capitalized Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2026
Total capital to risk-weighted assets
Consolidated	$647,481	13.77%	$376,106	8.00%	NA	NA
Independent Bank	596,228	12.70	375,481	8.00	$469,351	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$588,559	12.52%	$282,080	6.00%	NA	NA
Independent Bank	537,402	11.45	281,611	6.00	$375,481	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$549,885	11.70%	$211,560	4.50%	NA	NA
Independent Bank	537,402	11.45	211,208	4.50	$305,078	6.50%

Tier 1 capital to average assets
Consolidated	$588,559	10.58%	$222,506	4.00%	NA	NA
Independent Bank	537,402	9.67	222,254	4.00	$277,817	5.00%

December 31, 2025
Total capital to risk-weighted assets
Consolidated	$621,506	13.59%	$365,958	8.00%	NA	NA
Independent Bank	570,750	12.49	365,463	8.00	$456,829	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	$564,180	12.33%	$274,468	6.00%	NA	NA
Independent Bank	513,500	11.24	274,098	6.00	$365,463	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	$525,540	11.49%	$205,851	4.50%	NA	NA
Independent Bank	513,500	11.24	205,573	4.50	$296,939	6.50%

Tier 1 capital to average assets
Consolidated	$564,180	10.27%	$219,663	4.00%	NA	NA
Independent Bank	513,500	9.36	219,422	4.00	$274,278	5.00%
_______________________________________

(1)	These ratios do not reflect a capital conservation buffer of 2.50% at June 30, 2026 and December 31, 2025.
NA - Not applicable

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The components of our regulatory capital are as follows:

	Consolidated		Independent Bank
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
	(In thousands)
Total shareholders' equity	$528,413	$502,951	$515,930	$490,911
Add (deduct)
Accumulated other comprehensive loss for regulatory purposes	50,543	51,890	50,543	51,890
Goodwill and other intangibles	(29,071)	(29,301)	(29,071)	(29,301)
Common equity tier 1 capital	549,885	525,540	537,402	513,500
Qualifying trust preferred securities	38,674	38,640	—	—
Tier 1 capital	588,559	564,180	537,402	513,500
Allowance for credit losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	58,922	57,326	58,826	57,250
Total risk-based capital	$647,481	$621,506	$596,228	$570,750

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
We used the following methods and significant assumptions to estimate fair value:
Securities: Where quoted market prices are available in an active market, securities are classified as Level 1 of the valuation hierarchy. Level 1 securities include equity securities at fair value at June 30, 2026. If quoted market prices are not available for the specific security, then fair values are estimated by (1) using quoted market prices of securities with similar characteristics, (2) matrix pricing, which is a mathematical technique used widely in the industry to value securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices, or (3) a discounted cash flow analysis whose significant fair value inputs can generally be verified and do not typically involve judgment by management. These securities are classified as Level 2 of the valuation hierarchy and primarily include agency securities, private label mortgage-backed securities, other asset backed securities, obligations of states and political subdivisions, trust preferred securities and corporate securities.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Loans held for sale: The fair value of loans held for sale, carried at fair value is based on agency cash window loan pricing for comparable assets (recurring Level 2).
Collateral dependent loans with specific loss allocations based on collateral value: From time to time, certain collateral dependent loans will have an ACL established based on the fair value of collateral securing the loan. When the fair value of the collateral is based on an appraised value we record the collateral dependent loan as nonrecurring Level 3. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and thus will typically result in a Level 3 classification of the inputs for determining fair value.
Other real estate: At the time of acquisition, other real estate is recorded at fair value, less estimated costs to sell, which becomes the property’s new basis. Subsequent write-downs to reflect declines in value since the time of acquisition may occur from time to time and are recorded in non-interest expense - other in the interim Condensed Consolidated Statements of Operations. The fair value of the property used at and subsequent to the time of acquisition is typically determined by a third party appraisal of the property. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments can be significant and typically result in a Level 3 classification of the inputs for determining fair value.
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
	(In thousands)
June 30, 2026:
Measured at Fair Value on a Recurring Basis
Assets
Equity securities at fair value	$1,088	$1,088	$—	$—
Securities available for sale
U.S. agency	6,812	—	6,812	—
U.S. agency residential mortgage-backed	86,650	—	86,650	—
U.S. agency commercial mortgage-backed	6,746	—	6,746	—
Private label mortgage-backed	32,134	—	32,134	—
Other asset backed	45,362	—	45,362	—
Obligations of states and political subdivisions	278,832	—	278,832	—
Corporate	36,428	—	36,428	—
Trust preferred	988	—	988	—
Loans held for sale	16,824	—	16,824	—
Capitalized mortgage loan servicing rights	33,949	—	—	33,949
Derivatives (1)	23,639	—	23,639	—
Liabilities
Derivatives (2)	13,428	—	13,428	—

Measured at Fair Value on a Non-recurring Basis:
Assets
Collateral dependent loans (3)
Commercial
Commercial and industrial	6,123	—	—	6,123
Commercial real estate	9,641	—	—	9,641
Mortgage
1-4 family owner occupied - non-jumbo	369	—	—	369
1-4 family non-owner occupied	19	—	—	19
1-4 family - 2nd lien	368	—	—	368
Installment
Boat lending	9	—	—	9
Recreational vehicle lending	104	—	—	104
Other	52	—	—	52
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the Six Month Periods Ended June 30 for items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Net Gains (losses) on Assets	Mortgage Loan Servicing, net	Total Change in Fair Values Included in Current Period Earnings
	Mortgage Loans
	(In thousands)
2026
Loans held for sale	$74	$—	$74
Capitalized mortgage loan servicing rights	—	845	845

2025
Loans held for sale	120	—	120
Capitalized mortgage loan servicing rights	—	(3,505)	(3,505)
For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the interim Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets.
The following represent impairment charges recognized during the three and six month periods ended June 30, 2026 and 2025 relating to assets measured at fair value on a non-recurring basis:
•Loans that are individually evaluated using the fair value of collateral for collateral dependent loans had a carrying amount of $16.7 million, which is net of a valuation allowance of $9.3 million at June 30, 2026, and had a carrying amount of $18.6 million, which is net of a valuation allowance of $6.8 million at December 31, 2025. The provision for credit losses included in our results of operations relating to collateral dependent loans was a net expense of $3.4 million and $1.1 million for the three month periods ending June 30, 2026 and 2025, respectively, and a net expense of $3.9 million and $2.3 million for the six month periods ending June 30, 2026 and 2025, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
A reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Capitalized Mortgage Loan Servicing Rights
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Beginning balance	$32,233	$32,171	$31,493	$46,796
Total gains (losses) realized and unrealized:
Included in results of operations	835	(1,081)	845	(3,505)
Included in results of operations - gain on sale(1)	—	(78)	—	(172)
Included in other comprehensive loss	—	—	—	—
Purchases, issuances, settlements, maturities and calls	881	963	1,611	1,818
Sales(1)	—	78	—	(12,884)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance	$33,949	$32,053	$33,949	$32,053

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30	$835	$(1,081)	$845	$(3,505)
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

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)
June 30, 2026
Capitalized mortgage loan servicing rights	$33,949	Present value of net servicing revenue	Discount rate	9.00% to 14.30%	9.52%
			Cost to service	$70 to $216	$79
			Ancillary income	19 to 30	20
			Float rate	4.22%	4.22%
			Prepayment rate	5.42% to 47.21%	8.64%
December 31, 2025
Capitalized mortgage loan servicing rights	$31,493	Present value of net servicing revenue	Discount rate	9.50% to 18.65%	9.94%
			Cost to service	$69 to $817	$80
			Ancillary income	20 to 30	20
			Float rate	3.75%	3.75%
			Prepayment rate	5.39% to 39.62%	9.60%
Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Asset Fair Value		Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)
June 30, 2026
Collateral dependent loans
Commercial	$9,344	(1)
			Income approach	Discount rates used	9.3% to 30.0%	21.6%
			Income approach	Capitalization rate used	8.0 to 8.3	8.0
			Sales comparison approach	Adjustment for differences between comparable sales	(10.0) to 25.0	3.7
	5,931		Discounting financial statement and machinery and equipment appraised values	Discount rates used	— to 100.0	55.1
	489		Sales comparison approach	Adjustment for differences between comparable sales	8.0 to 42.0	29.8
Mortgage and Installment(2)	921		Sales comparison approach	Adjustment for differences between comparable sales	(22.0) to 13.5	(0.3)

December 31, 2025
Collateral dependent loans
Commercial	$9,826	(1)
			Income approach	Discount rates used	9.0% to 16.0%	13.5%
			Sales comparison approach	Adjustment for differences between comparable sales	(50.0) to 15.0	(0.6)
	7,010		Discounting financial statement and machinery and equipment appraised values	Discount rates used	40.0 to 65.0	47.2
	648		Sales comparison approach	Adjustment for differences between comparable sales	(18.0) to 65.0	8.7
Mortgage and Installment(2)	1,094		Sales comparison approach	Adjustment for differences between comparable sales	(17.7) to 16.9	0.2

(1)	We have one commercial loan relationship that is cross collateralized by several properties whose appraisals used different valuation techniques.
(2)
In addition to the valuation techniques and unobservable inputs discussed above, at June 30, 2026 and December 31, 2025 certain collateral dependent installment loans totaling approximately $0.17 million and $0.37 million, respectively, are secured by collateral other than real estate. For the majority of these loans, we apply internal discount rates to industry valuation guides.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
June 30, 2026	$16,824	$201	$16,623
December 31, 2025	9,031	127	8,904

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The estimated recorded book balances and fair values follow:

			Fair Value Using
	Recorded Book Balance	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
June 30, 2026
Assets
Cash and due from banks	$64,089	$64,089	$64,089	$—	$—
Interest bearing deposits	101,361	101,361	101,361	—	—
Equity securities at fair value	1,088	1,088	1,088	—	—
Securities available for sale	493,952	493,952	—	493,952	—
Securities held to maturity	287,574	261,020	—	261,020	—
Federal Home Loan Bank and Federal
Reserve Bank Stock	18,940	NA	NA	NA	NA
Net loans and loans held for sale	4,365,015	4,169,700	—	16,824	4,152,876
Accrued interest receivable	19,158	19,158	47	4,921	14,190
Derivative financial instruments	23,639	23,639	—	23,639	—

Liabilities
Deposits with no stated maturity (1)	$4,075,453	$4,075,453	$4,075,453	$—	$—
Deposits with stated maturity (1)	786,680	784,084	—	784,084	—
Other borrowings	127,005	126,646	—	126,646	—
Subordinated debentures	39,898	40,450	—	40,450	—
Accrued interest payable	2,524	2,524	319	2,205	—
Derivative financial instruments	13,428	13,428	—	13,428	—

December 31, 2025
Assets
Cash and due from banks	$52,235	$52,235	$52,235	$—	$—
Interest bearing deposits	86,152	86,152	86,152	—	—
Securities available for sale	495,909	495,909	—	495,909	—
Securities held to maturity	309,523	282,830	—	282,830	—
Federal Home Loan Bank and Federal
Reserve Bank Stock	18,102	NA	NA	NA	NA
Net loans and loans held for sale	4,221,871	4,062,200	—	9,031	4,053,169
Accrued interest receivable	19,030	19,030	35	5,043	13,952
Derivative financial instruments	29,584	29,584	—	29,584	—

Liabilities
Deposits with no stated maturity (1)	$3,967,941	$3,967,941	$3,967,941	$—	$—
Deposits with stated maturity (1)	793,741	791,598	—	791,598	—
Other borrowings	77,003	76,680	—	76,680	—
Subordinated debentures	39,864	39,761	—	39,761	—
Accrued interest payable	1,892	1,892	316	1,576	—
Derivative financial instruments	19,551	19,551	—	19,551	—

(1)
Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $901.098 million and $862.697 million at June 30, 2026 and December 31, 2025, respectively. Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $123.918 million and $112.224 million at June 30, 2026 and December 31, 2025, respectively.

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
13.    Contingencies
Macroeconomic and market conditions, including interest-rate volatility, inflationary pressures, recessionary concerns, uncertainty regarding fiscal, trade, regulatory and monetary policy, geopolitical conflicts in the Middle East and elsewhere, volatility in energy and commodity prices, competition for deposits and funding, and conditions affecting customer confidence, continue to create economic uncertainty for our customers, the markets in which we operate and the financial services industry.
The extent to which these pressures and other factors may impact our business, results of operations, asset valuations, financial condition, and customers will depend on future developments, which continue to be highly uncertain and difficult to predict. Potential adverse effects may include reduced loan demand, changes in deposit levels or costs, pressure on liquidity and net interest margin, increased borrower delinquencies or defaults, lower collateral values, increased provision for credit losses or allowance for credit losses, and changes in the valuation or recoverability of goodwill, other intangible assets, securities available for sale, securities held to maturity, capitalized mortgage loan servicing rights or deferred tax assets.
Management continues to monitor higher-risk segments of the loan portfolio, including commercial real estate and other portfolio concentrations, the value of the securities portfolio, capital, liquidity, deposit trends and other market indicators.
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
During the quarter ended June 30, 2026, the Bank reached an agreement in principle to resolve these coordinated actions for $1.85 million, subject to the negotiation, execution, and delivery of definitive settlement documentation and preliminary and final approval by the court. There can be no assurance that definitive settlement documentation will be executed, that the court will approve the proposed settlement on its current or any other terms, or that the proposed settlement will become final and non-appealable. The proposed settlement does not constitute an admission of liability or wrongdoing by the Company or the Bank, and the Company and the Bank continue to deny the allegations. If the proposed settlement is not finalized or approved, we intend to continue to defend the actions vigorously.
As of June 30, 2026, we had accrued $1.85 million for losses we consider probable and reasonably estimable with respect to these matters, including an additional $0.35 million recorded during the quarter ended June 30, 2026. The accrual is reflected as Litigation Expense in the interim condensed consolidated statement of operations and in accrued expenses and other liabilities in the interim condensed consolidated statements of financial condition. Because of the inherent uncertainty of litigation and the fact that the proposed settlement remains subject to definitive documentation and court approval, it is reasonably possible that our ultimate loss could differ from the amount accrued.
Visa Stock
On May 8, 2026, we exchanged 6,283 shares of Visa Inc. Class B-2 common stock (all of the Class B-2 shares we owned) for 1,183 shares of Visa Inc. Class C common stock and 3,141 shares of Visa Inc. Class B-3 common stock pursuant to an exchange offer conducted by Visa. Each Class C share automatically converts to 4 shares of Visa Inc. Class A common stock upon a transfer to anyone other than a Visa member or an affiliate of a Visa member. Pursuant to the exchange offer, we agreed not to sell more than one-third (394 shares) of our Class C shares before June 26, 2026 and agreed not to sell more than two-thirds (789 shares), in total, of our Class C shares before August 10, 2026. The Class B-3 shares have the same transfer restrictions as the transfer restrictions on the Class B-2 shares and can only be sold to other Class B shareholders.

With the completion of the exchange, we recorded a gain related to the Class C shares of $1.509 million based on the conversion privilege of those shares and the closing price of the Class A shares on May 8, 2026 (the exchange expiration date) of $318.79 per share. Subsequent to the exchange, we sold 390 of our Class C shares for net proceeds of $0.512 million. The fair value of our remaining 793 Class C shares was $1.088 million at June 30, 2026, using a closing price of the Class A shares of $343.09 per share on Tuesday, June 30, 2026, and is recorded as equity securities at fair value on our Condensed Consolidated Statements of Financial Condition.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Because of the very limited liquidity for the Class B-2 shares (prior to completion of the exchange offer) and uncertainty regarding the likelihood, ultimate timing, and eventual exchange rate for Class B-2 shares into Class A shares, we were carrying these shares at zero (prior to the completion of the exchange offer), representing cost basis less impairment. In light of the continued uncertainty regarding the likelihood, ultimate timing, and eventual exchange rate for Class B-3 shares into Class A shares, we are carrying the Class B-3 shares at zero at June 30, 2026 (we were carrying the Class B-2 shares at zero at December 31, 2025 as well), representing cost basis less impairment. However, given the current conversion ratio of 1.4953 Class A shares for every 1 Class B-3 share and the closing price of Visa Class A shares on July 30, 2026 of $366.27 per share, our 3,141 Class B-3 shares would have a current “value” of approximately $1.7 million.
As a condition to our participation in each of the two exchange offers made by Visa with respect to its Class B stock, we were required to enter into a Makewhole Agreement that will require us to reimburse Visa in certain circumstances if certain litigation in which Visa has been involved since 2008 results in damages significantly higher than Visa currently expects. Potential payments under the Makewhole Agreements are designed to equal the decline in value we would have experienced had we not participated in Visa’s exchange offers. Based on the disclosures that have been made by Visa regarding the status of this litigation and other circumstances relating to the exchange offers and potential future, similar exchange offers, we believe the likelihood we will have to make any payments under the Makewhole Agreement is remote and as such, no obligation has been accrued for related to this Makewhole Agreement at both June 30, 2026 and December 31, 2025.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
14.    Accumulated Other Comprehensive Loss (“AOCL”)
A summary of changes in AOCL follows:

	Unrealized Losses on Securities AFS	Unrealized Losses on Securities Transferred to Securities HTM (1)	Dispropor- tionate Tax Effects from Securities AFS	Unrealized Losses on Derivative Instruments	Total
	(In thousands)
For the three months ended June 30,
2026
Balances at beginning of period	$(43,749)	$(9,689)	$(5,798)	$(1,788)	$(61,024)
Other comprehensive income (loss) before reclassifications	5,255	582	—	(1,591)	4,246
Amounts reclassified from AOCL	71	—	—	366	437
Net current period other comprehensive income (loss)	5,326	582	—	(1,225)	4,683
Balances at end of period	$(38,423)	$(9,107)	$(5,798)	$(3,013)	$(56,341)

2025
Balances at beginning of period	$(47,780)	$(12,138)	$(5,798)	$(1,367)	$(67,083)
Other comprehensive income (loss) before reclassifications	(4,028)	649	—	181	(3,198)
Amounts reclassified from AOCL	(8)	—	—	402	394
Net current period other comprehensive income (loss)	(4,036)	649	—	583	(2,804)
Balances at end of period	$(51,816)	$(11,489)	$(5,798)	$(784)	$(69,887)

For the six months ended June 30,
2026
Balances at beginning of period	$(40,254)	$(10,256)	$(5,798)	$(1,380)	$(57,688)
Other comprehensive income (loss) before reclassifications	1,739	1,149	—	(2,199)	689
Amounts reclassified from AOCL	92	—	—	566	658
Net current period other comprehensive income (loss)	1,831	1,149	—	(1,633)	1,347
Balances at end of period	$(38,423)	$(9,107)	$(5,798)	$(3,013)	$(56,341)

2025
Balances at beginning of period	$(49,301)	$(12,775)	$(5,798)	$(2,070)	$(69,944)
Other comprehensive income (loss) before reclassifications	(2,768)	1,286	—	549	(933)
Amounts reclassified from AOCL	253	—	—	737	990
Net current period other comprehensive income (loss)	(2,515)	1,286	—	1,286	57
Balances at end of period	$(51,816)	$(11,489)	$(5,798)	$(784)	$(69,887)
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
A summary of reclassifications out of each component of AOCL for the three months ended June 30 follows:

AOCL Component	Amount Reclassified From AOCL	Affected Line Item in Interim Condensed Consolidated Statements of Operations
(In thousands)
2026
Unrealized losses on securities available for sale
	$(90)	Net losses on securities available for sale
	(19)	Income tax expense
	$(71)	Reclassifications, net of tax

Unrealized losses on derivative instruments
	$(441)	Interest income
	23	Interest expense
(464)
	$(98)	Income tax expense
	$(366)	Reclassifications, net of tax

	$(437)	Total reclassifications for the period, net of tax

2025
Unrealized losses on securities available for sale
	$11	Net gains on securities available for sale
	3	Income tax expense
	$8	Reclassifications, net of tax

Unrealized losses on derivative instruments
	$507	Interest income
	2	Interest expense
509
	$107	Income tax expense
	$402	Reclassifications, net of tax

	$(394)	Total reclassifications for the period, net of tax

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of reclassifications out of each component of AOCL for the six months ended June 30 follows:

AOCL Component	Amount Reclassified From AOCL	Affected Line Item in Interim Condensed Consolidated Statements of Operations
(In thousands)
2026
Unrealized losses on securities available for sale
	$(116)	Net losses on securities available for sale
	(24)	Income tax expense
	$(92)	Reclassifications, net of tax

Unrealized losses on derivative instruments
	$(671)	Interest income
	46	Interest expense
(717)
	(151)	Income tax expense
	$(566)	Reclassifications, net of tax

	$(658)	Total reclassifications for the period, net of tax

2025
Unrealized losses on securities available for sale
	$(319)	Net losses on securities available for sale
	(66)	Income tax expense
	$(253)	Reclassifications, net of tax

Unrealized losses on derivative instruments
	$929	Interest income
	4	Interest expense
933
	196	Income tax expense
	$737	Reclassifications, net of tax

	$(990)	Total reclassifications for the period, net of tax

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
15.    Revenue from Contracts with Customers
We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. We derive the majority of our revenue from financial instruments and their related contractual rights and obligations which for the most part are excluded from the scope of this topic. These sources of revenue that are excluded from the scope of this topic include interest income, net gains on mortgage loans, net gains (losses) on securities AFS, mortgage loan servicing, net and bank owned life insurance and were approximately 88.7% and 88.6% of total revenues for the six month periods ending June 30, 2026 and 2025, respectively.
Material sources of revenue that are included in the scope of this topic include service charges on deposit accounts, other deposit related income, interchange income and investment and insurance commissions and are discussed in the following paragraphs. Generally these sources of revenue are earned at the time the service is delivered or over the course of a monthly period and do not result in any contract asset or liability balance at any given period end. As a result, there were no contract assets or liabilities recorded as of June 30, 2026 and December 31, 2025.
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
Net (gains) losses on other real estate and repossessed assets: We record a gain or loss from the sale of other real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. If we were to finance the sale of other real estate to the buyer, we would assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction is probable. Once these criteria are met, the other real estate asset would be derecognized and the gain or loss on sale would be recorded upon the transfer of control of the property to the buyer. There were no other real estate properties sold during the six month periods ending June 30, 2026 and 2025 that were financed by us.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
Three months ending June 30, 2026	(In thousands)
Retail
Overdraft fees	$2,208	$—	$—	$—	$2,208
Account service charges	768	—	—	—	768
ATM fees	—	382	—	—	382
Other	—	156	—	—	156
Business
Overdraft fees	124	—	—	—	124
ATM fees	—	10	—	—	10
Other	—	116	—	—	116
Interchange income	—	—	3,576	—	3,576
Asset management revenue	—	—	—	435	435
Transaction based revenue	—	—	—	429	429

Total	$3,100	$664	$3,576	$864	$8,204

Reconciliation to interim Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$664
Investment and insurance commissions					864
Bank owned life insurance (1)					356
Other (1)					1,153
Total					$3,037
(1)Excluded from the scope of ASC Topic 606.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
Three months ending June 30, 2025	(In thousands)
Retail
Overdraft fees	$2,193	$—	$—	$—	$2,193
Account service charges	673	—	—	—	673
ATM fees	—	401	—	—	401
Other	—	169	—	—	169
Business
Overdraft fees	115	—	—	—	115
ATM fees	—	12	—	—	12
Other	—	115	—	—	115
Interchange income	—	—	3,390	—	3,390
Asset management revenue	—	—	—	390	390
Transaction based revenue	—	—	—	420	420

Total	$2,981	$697	$3,390	$810	$7,878

Reconciliation to interim Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$697
Investment and insurance commissions					810
Bank owned life insurance (1)					296
Other (1)					1,019
Total					$2,822
(1) Excluded from the scope of ASC Topic 606.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
Six months ending June 30, 2026	(In thousands)
Retail
Overdraft fees	$4,306	$—	$—	$—	$4,306
Account service charges	1,491	—	—	—	1,491
ATM fees	—	725	—	—	725
Other	—	299	—	—	299
Business
Overdraft fees	238	—	—	—	238
ATM fees	—	20	—	—	20
Other	—	230	—	—	230
Interchange income	—	—	6,810	—	6,810
Asset management revenue	—	—	—	859	859
Transaction based revenue	—	—	—	814	814

Total	$6,035	$1,274	$6,810	$1,673	$15,792

Reconciliation to interim Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$1,274
Investment and insurance commissions					1,673
Bank owned life insurance (1)					678
Other (1)					2,363
Total					$5,988
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
Leases are classified as operating or finance leases at the lease commencement date (we did not have any finance leases as of June 30, 2026 and December 31, 2025). Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. The ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of the lease payment over the lease term.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.
The cost components of our operating leases follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Operating lease cost	$370	$359	$740	$685
Variable lease cost	2	2	3	10
Short-term lease cost	16	19	33	39
Total	$388	$380	$776	$734
Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities.
Supplemental balance sheet information related to our operating leases follows:

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Lease right of use asset (1)	$6,805	$7,296
Lease liabilities (2)	$7,036	$7,528

Weighted average remaining lease term (years)	6.46	6.79
Weighted average discount rate	4.4%	4.4%
(1)Included in Accrued income and other assets in our interim Condensed Consolidated Statements of Financial Condition.
(2)Included in Accrued expenses and other liabilities in our interim Condensed Consolidated Statements of Financial Condition.
Maturity analysis of our lease liabilities at June 30, 2026 based on required contractual payments follows:

(In thousands)

Six months ending December 31, 2026	$709
2027	1,360
2028	1,310
2029	1,318
2030	1,148
2031 and thereafter	2,305
Total lease payments	8,150
Less imputed interest	1,114
Total	$7,036

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
Segment performance is evaluated using consolidated net income, earnings per share, and return on average assets. Information reported internally for performance assessment by the chief operating decision maker is as follows, inclusive of reconciliations of significant segment totals to the interim condensed consolidated financial statements for the three and six month periods ended June 30, 2026 and 2025.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended June 30, 2026
	Independent Bank	Other(1)	Eliminations	Total
	(In thousands)
INTEREST INCOME
Interest and fees on loans	$60,559	$—	$84	$60,643
Interest on securities	5,825	—	—	5,825
Other investments	826	—	—	826
Total Interest Income	67,210	—	84	67,294
INTEREST EXPENSE
Deposits	18,322	—	—	18,322
Other borrowings and subordinated debt and debentures	391	679	—	1,070
Total Interest Expense	18,713	679	—	19,392
Net Interest Income	48,497	(679)	84	47,902
Provision for credit losses	2,717	—	—	2,717
Net Interest Income After Provision for Credit Losses	45,780	(679)	84	45,185
NON-INTEREST INCOME
Interchange income	3,576	—	—	3,576
Service charges on deposit accounts	3,100	—	—	3,100
Net gains on mortgage loans	1,574	—	77	1,651
Net gains on equity securities at fair value	1,600	—	—	1,600
Mortgage loan servicing, net	2,460	—	—	2,460
Other	2,879	317	(249)	2,947
Total Non-interest Income	15,189	317	(172)	15,334
NON-INTEREST EXPENSE
Compensation and employee benefits	22,456	146	(42)	22,560
Data processing	4,130	22	—	4,152
Occupancy, net	2,067	6	—	2,073
Litigation expense	350	—	—	350
Interchange expense	1,224	—	—	1,224
Furniture, fixtures and equipment	926	1	—	927
Advertising	1,177	3	—	1,180
FDIC deposit insurance	738	—	—	738
Legal and professional	507	106	—	613
Loan and collection	1,038	—	—	1,038
Communications	455	9	—	464
Merger related expenses	43	326	—	369
Other	1,870	251	—	2,121
Total Non-interest Expense	36,981	870	(42)	37,809
Income Before Income Tax	23,988	(1,232)	(46)	22,710
Income tax expense	4,126	(211)	(10)	3,905
Net Income	$19,862	$(1,021)	$(36)	$18,805

OTHER SEGMENT DISCLOSURES
Depreciation	1,318	—	—	1,318
Amortization	115	—	—	115
Total assets	5,656,124	603,759	(596,042)	5,663,841
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Six Months Ended June 30, 2026
	Independent Bank	Other(1)	Eliminations	Total
	(In thousands)
INTEREST INCOME
Interest and fees on loans	$119,730	$—	$162	$119,892
Interest on securities	11,701	—	—	11,701
Other investments	1,870			1,870
Total Interest Income	133,301	—	162	133,463
INTEREST EXPENSE
Deposits	36,719	—		36,719
Other borrowings and subordinated debt and debentures	631	1,356	—	1,987
Total Interest Expense	37,350	1,356	—	38,706
Net Interest Income	95,951	(1,356)	162	94,757
Provision for credit losses	3,079	—	—	3,079
Net Interest Income After Provision for Credit Losses	92,872	(1,356)	162	91,678
NON-INTEREST INCOME
Interchange income	6,810	—	—	6,810
Service charges on deposit accounts	6,035	—	—	6,035
Net gains on mortgage loans	2,782	—	177	2,959
Net gains on equity securities at fair value	1,600	—	—	1,600
Mortgage loan servicing, net	4,106	—	—	4,106
Other	5,707	662	(497)	5,872
Total Non-interest Income	27,040	662	(320)	27,382
NON-INTEREST EXPENSE
Compensation and employee benefits	44,196	280	(87)	44,389
Data processing	8,059	45	—	8,104
Occupancy, net	4,474	12	—	4,486
Litigation expense	1,850	—	—	1,850
Advertising	2,385	5	—	2,390
Interchange expense	2,415	—	—	2,415
Furniture, fixtures and equipment	1,820	1	—	1,821
FDIC deposit insurance	1,537	—	—	1,537
Loan and collection	1,790	—	—	1,790
Communications	1,042	15	—	1,057
Legal and professional	951	253	—	1,204
Merger related expense	343	326	—	669
Other	3,939	469	—	4,408
Total Non-interest Expense	74,801	1,406	(87)	76,120
Income (Loss) Before Income Tax	45,111	(2,100)	(71)	42,940
Income tax expense (benefit)	7,689	(414)	(15)	7,260
Net Income (Loss)	$37,422	$(1,686)	$(56)	$35,680

OTHER SEGMENT DISCLOSURES
Depreciation	2,580	1	—	2,581
Amortization	230	—	—	230
Total assets	5,656,124	603,759	(596,042)	5,663,841
(1)    Includes amounts relating to our parent company and certain insignificant operations.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Six Months Ended June 30, 2025
	Independent Bank	Other(1)	Eliminations	Total
	(In thousands)
INTEREST INCOME
Interest and fees on loans	$117,165	$—	$138	$117,303
Interest on securities	13,375	—	—	13,375
Other investments	2,344	739	(739)	2,344
Total Interest Income	132,884	739	(601)	133,022
INTEREST EXPENSE
Deposits	42,156	—	(739)	41,417
Other borrowings and subordinated debt and debentures	446	2,859	—	3,305
Total Interest Expense	42,602	2,859	(739)	44,722
Net Interest Income	90,282	(2,120)	138	88,300
Provision for credit losses	2,221	—	—	2,221
Net Interest Income After Provision for Credit Losses	88,061	(2,120)	138	86,079
NON-INTEREST INCOME
Interchange income	6,517	—	—	6,517
Service charges on deposit accounts	5,795	—	—	5,795
Net gains on mortgage loans	3,806	—	128	3,934
Mortgage loan servicing, net	(146)	—	—	(146)
Other	5,419	628	(398)	5,649
Total Non-interest Income	21,391	628	(270)	21,749
NON-INTEREST EXPENSE
Compensation and employee benefits	41,313	265	(72)	41,506
Data processing	7,538	38	—	7,576
Occupancy, net	4,257	12	—	4,269
Interchange expense	2,296	—	—	2,296
Furniture, fixtures and equipment	1,677	1	—	1,678
Advertising	1,690	4	—	1,694
FDIC deposit insurance	1,348	—	—	1,348
Legal and professional	779	200	—	979
Loan and collection	1,530	—	—	1,530
Communications	1,047	14	—	1,061
Other	3,694	393	—	4,087
Total Non-interest Expense	67,169	927	(72)	68,024
Income (Loss) Before Income Tax	42,283	(2,419)	(60)	39,804
Income tax expense (benefit)	8,110	(760)	(13)	7,337
Net Income (Loss)	$34,173	$(1,659)	$(47)	$32,467

OTHER SEGMENT DISCLOSURES
Depreciation	2,596	1	—	2,597
Amortization	244	—	—	244
Total assets	5,411,119	562,462	(555,062)	5,418,519
(1)    Includes amounts relating to our parent company and certain insignificant operations.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

18.    Recent Acquisition
On July 1, 2026, we completed the previously disclosed acquisition of HCB Financial Corp. ("HCB") and its wholly owned banking subsidiary, Highpoint Community Bank, in accordance with the merger agreement (the "Merger Agreement") between Independent Bank Corporation ("IBCP") and HCB, entered into on March 18, 2026. Subject to the terms and conditions of the Merger Agreement, we paid aggregate Merger consideration of approximately $74.9 million consisting of 1.59 million shares of IBCP common stock and $17.5 million in cash, for all of the shares of HCB common stock issued and outstanding.

HCB Financial Corp., headquartered in Hastings, Michigan was the holding company for Highpoint Community Bank, which operated 6 retail branches across Barry, Calhoun, Allegan, Kent and Ottawa counties. As of June 30, 2026, HCB had total assets of $591.0 million, total loans and loans held for sale of $371.9 million, total deposits of $539.9 million, and total shareholders' equity of $47.6 million.

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

Recent Developments. Macroeconomic and market conditions, including interest-rate volatility, inflationary pressures, recessionary concerns, uncertainty regarding fiscal, trade, regulatory and monetary policy, geopolitical conflicts in the Middle East and elsewhere, volatility in energy and commodity prices, competition for deposits and funding, and conditions affecting customer confidence, continue to create economic uncertainty for our customers, the markets in which we operate and the financial services industry. The extent to which these pressures and other factors may impact our business, results of operations, asset valuations, financial condition, and customers will depend on future developments, which continue to be highly uncertain and difficult to predict. Potential adverse effects may include reduced loan demand, changes in deposit levels or costs, pressure on liquidity and net interest margin, increased borrower delinquencies or defaults, lower collateral values, increased provision for credit losses or allowance for credit losses, and changes in the valuation or recoverability of goodwill, other intangible assets, securities available for sale ("AFS"), securities held to maturity ("HTM"), capitalized mortgage loan servicing rights or deferred tax assets.

On March 18, 2026, we entered into a definitive merger agreement with HCB Financial Corp. ("HCB") (the "Merger Agreement") providing for a business combination of Independent Bank Corporation ("IBCP") and HCB. On July 1, 2026, HCB was merged with and into IBCP, with IBCP as the surviving corporation (the "Merger"). As a result of the Merger, Highpoint Community Bank became a wholly-owned subsidiary of IBCP as of July 1, 2026. IBCP intends to consolidate Highpoint Community Bank with and into Independent Bank (with Independent Bank as the surviving institution) during the fourth quarter of 2026.

We paid aggregate Merger consideration of approximately $74.9 million, consisting of 1.59 million shares of IBCP common stock and $17.5 million in cash, for all of the shares of HCB common stock issued and outstanding immediately before the effective time of the Merger.

At June 30, 2026, HCB had $591.0 million of total assets, $371.9 million of loans and loans held for sale, $539.9 million of deposits and $47.6 million of shareholders’ equity. HCB reported unaudited net income of $0.99 million in the first six months of 2026. The HCB first six months 2026 results were adversely impacted due to $1.79 million of merger expenses. We expect the Merger to have a significant impact on our third quarter 2026 results because of the inclusion of their operations for the first time that quarter and merger related expenses.
It is against this backdrop that we discuss our results of operations and financial condition for the second quarter of 2026 as compared to earlier periods.
RESULTS OF OPERATIONS
Summary. We recorded net income of $18.8 million and $16.9 million during the three months ended June 30, 2026 and 2025, respectively. The increase in 2026 second quarter results as compared to 2025 is due primarily to a $3.3 million increase in net interest income, a $1.8 million favorable change in the fair value due to price of capitalized mortgage loan servicing rights and a $1.6 million gain on equity securities at fair value that were partially offset by a $4.0 million increase in non-interest expense and a $1.2 million increase in the provision for credit losses.
We recorded net income of $35.7 million and $32.5 million during the six months ended June 30, 2026 and 2025, respectively. The increase in 2026 year-to-date results as compared to 2025 is primarily due to a $6.5 million increase in net interest income, a $2.8 million favorable change in the fair value due to price of capitalized mortgage loan servicing rights and a $1.6 million gain on equity securities at fair value that was partially offset by an $8.1 million increase in non-interest expense.

Index
Key performance ratios

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income (annualized) to
Average assets	1.37%	1.27%	1.30%	1.22%
Average shareholders’ equity	14.52%	14.66%	13.98%	14.19%

Net income per common share
Basic	$0.91	$0.81	$1.73	$1.56
Diluted	0.90	0.81	1.72	1.54

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
Our net interest income totaled $47.9 million during the second quarter of 2026, an increase of $3.3 million, or 7.4% from the year-ago period. This increase primarily reflects a $183.6 million increase in average interest-earning assets and a 13 basis point increase in our tax equivalent net interest income as a percent of average interest-earning assets (the “net interest margin”).
For the first six months of 2026, net interest income totaled $94.8 million, an increase of $6.5 million, or 7.3% from 2025. This increase primarily reflects a $157.3 million increase in average interest-earning assets and a 14 basis point increase in our net interest margin.
The increase in average interest-earning assets in both the three and six month periods of 2026 as compared to the same period in 2025 primarily reflects growth in commercial loans funded from decreases in interest bearing cash deposits, installment loans and securities available for sale and held to maturity as well as an increase in deposits.
The increase in our net interest margin during the three and six month period in 2026 is attributed to 28 basis point decreases in interest expense as a percent of average interest-earning assets ("Cost of Funds") that were only partially offset by 15 and 14 basis point decreases, respectively in interest income as a percent of average interest-earning assets ("Asset Yield"). These decreases are primarily attributed to the decreases in the federal funds rate since January of 2025 as the average federal funds rate was 75 basis points lower during the first quarter of 2026 as compared to the first quarter of 2025. Our Cost of Funds has been positively impacted by deposit pricing sensitivity to the decreases in interest rates discussed above as well as a favorable shift in mix with growth in lower cost non-maturity deposits and runoff in wholesale funding and subordinated debt. Our Asset Yield has been negatively impacted by lower rates on variable rate earning assets. However, this impact has been partially offset by the origination of new fixed rate loans at rates higher than those in our current portfolio, as well as a shift in earning asset mix from generally lower rate investment securities, consumer loans and overnight liquidity to higher rate loans. See Asset/liability management.
Our net interest income is also impacted by our level of non-accrual loans. In the second quarter and first six months of 2026, non-accrual loans averaged $39.4 million and $37.7 million, respectively. In the second quarter and first six months of 2025, non-accrual loans averaged $7.7 million and $7.2 million, respectively. In addition, in the second quarter and first six months of 2026 we had net recoveries of $0.16 million and $0.02 million, respectively of unpaid interest on loans placed on or taken off non-accrual or on loans previously charged-off compared to net recoveries of $0.11 million and $0.22 million, respectively, during the same periods in 2025.

Index
Average Balances and Tax Equivalent Rates

	Three Months Ended June 30,
	2026			2025
	Average Balance	Interest	Rate (2)	Average Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$4,361,790	$60,566	5.56%	$4,122,331	$59,472	5.78%
Tax-exempt loans (1)	6,787	98	5.78	6,440	80	4.98
Taxable securities	519,245	3,300	2.54	591,720	3,796	2.57
Tax-exempt securities (1)	258,177	2,944	4.56	254,332	3,200	5.03
Interest bearing cash	57,067	531	3.73	45,468	505	4.45
Other investments	16,575	295	7.13	15,799	269	6.81
Interest Earning Assets	5,219,641	67,734	5.20	5,036,090	67,322	5.35
Cash and due from banks	52,543			52,648
Other assets, net	249,564			236,221
Total Assets	$5,521,748			$5,324,959

Liabilities
Savings and interest-bearing checking	$3,016,119	12,007	1.60	$2,796,701	12,609	1.81
Time deposits	797,607	6,315	3.18	859,773	7,853	3.66
Other borrowings	82,722	1,070	5.19	107,003	1,801	6.74
Interest Bearing Liabilities	3,896,448	19,392	2.00	3,763,477	22,263	2.37
Non-interest bearing deposits	998,860			990,165
Other liabilities	107,001			109,597
Shareholders’ equity	519,439			461,720

Total liabilities and shareholders’ equity	$5,521,748			$5,324,959

Net Interest Income		$48,342			$45,059

Net Interest Income as a Percent of Average Interest Earning Assets			3.71%			3.58%

_________________________________
(1)Interest on tax-exempt loans and securities available for sale is presented on a fully tax equivalent basis assuming a marginal tax rate of 21%.
(2)Annualized

Index

	Six Months Ended June 30,
	2026			2025
	Average Balance	Interest	Rate (2)	Average Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$4,334,524	$119,727	5.55%	$4,088,152	$117,157	5.76%
Tax-exempt loans (1)	7,597	209	5.56	6,891	185	5.41
Taxable securities	527,062	6,654	2.52	605,664	7,832	2.59
Tax-exempt securities (1)	259,723	5,889	4.53	259,096	6,400	4.94
Interest bearing cash	68,289	1,279	3.78	81,388	1,796	4.45
Other investments	17,334	590	6.81	16,035	548	6.84
Interest Earning Assets	5,214,529	134,348	5.18	5,057,226	133,918	5.32
Cash and due from banks	54,495			55,043
Other assets, net	252,970			239,075
Total Assets	$5,521,994			$5,351,344

Liabilities
Savings and interest-bearing checking	$3,012,225	23,922	1.60	$2,816,386	25,449	1.82
Time deposits	807,350	12,797	3.20	865,543	15,968	3.72
Other borrowings	75,010	1,987	5.34	99,635	3,305	6.69
Interest Bearing Liabilities	3,894,585	38,706	2.00	3,781,564	44,722	2.38
Non-interest bearing deposits	1,002,708			998,866
Other liabilities	110,193			109,408
Shareholders’ equity	514,508			461,506

Total liabilities and shareholders’ equity	$5,521,994			$5,351,344

Net Interest Income		$95,642			$89,196

Net Interest Income as a Percent of Average Interest Earning Assets			3.68%			3.54%

_________________________________
(1)Interest on tax-exempt loans and securities available for sale is presented on a fully tax equivalent basis assuming a marginal tax rate of 21%.
(2)Annualized

Index
Reconciliation of Non-GAAP Financial Measures

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Net Interest Margin, Fully Taxable Equivalent ("FTE")

Net interest income	$47,902	$44,615	$94,757	$88,300
Add: taxable equivalent adjustment	440	444	885	896
Net interest income - taxable equivalent	$48,342	$45,059	$95,642	$89,196
Net interest margin (GAAP) (1)	3.67%	3.55%	3.64%	3.50%
Net interest margin (Non-GAAP FTE) (1)	3.71%	3.58%	3.68%	3.54%
(1)Annualized.
Provision for credit losses. The provision for credit losses was an expense of $2.7 million and an expense of $1.5 million for the three months ended June 30, 2026 and 2025, respectively. During the six-month periods ended June 30, 2026 and 2025, the provision for credit losses was an expense of $3.1 million and an expense of $2.2 million, respectively.
The provision reflects our assessment of the allowance for credit losses (the “ACL”) taking into consideration factors such as loan growth, loan mix, levels of non-performing and classified loans, economic conditions and loan net charge-offs. While we use relevant information to recognize losses on loans, additional provisions for related losses may be necessary based on changes in economic conditions, customer circumstances and other credit risk factors. See “Portfolio Loans and asset quality” for a discussion of the various components of the ACL and their impact on the provision for credit losses in 2026.
The increase in the provision for credit losses expense from the prior year period is primarily due to the commercial portfolios reflecting an increase in specific reserves on certain individually evaluated commercial loan relationships and net loan growth as well as an increase in the reserve on unfunded lending commitments (attributed to an increase in expected loss rates). Partially offsetting these increases was a decrease in net newly allocated losses in the retail loan portfolios reflecting fewer retail loans requiring incremental expected credit loss allocations during the quarter, as well as a five basis point decrease in the adjustment to allocations based on subjective factors. The five basis point reduction in allocations based on subjective factors reflects our annual CECL model recalibration, which resulted in minimal changes to the quantitative estimate and demonstrated continued model maturity. The reduction also reflected our assessment of current economic conditions, portfolio performance, business survey results, stable collateral values and reduced regulatory risk.
The year to date provision for credit losses on securities HTM in 2026 and 2025 was zero and $0.001 million, respectively. See Note #3.
Non-interest income. Non-interest income is a significant element in assessing our results of operations. Non-interest income totaled $15.3 million during the second quarter of 2026 compared to $11.3 million in the second quarter of 2025. For the first six months of 2026, non-interest income totaled $27.4 million compared to $21.7 million for the first six months of 2025.

Index
The components of non-interest income are as follows:
Non-Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Interchange income	$3,576	$3,390	$6,810	$6,517
Service charges on deposit accounts	3,100	2,981	6,035	5,795
Net gains (losses) on assets
Mortgage loans	1,651	1,631	2,959	3,934
Equity securities at fair value	1,600	—	1,600	—
Securities available for sale	(90)	11	(116)	(319)
Mortgage loan servicing, net	2,460	490	4,106	(146)
Investment and insurance commissions	864	810	1,673	1,564
Bank owned life insurance	356	296	678	593
Other	1,817	1,716	3,637	3,811
Total non-interest income	$15,334	$11,325	$27,382	$21,749

Mortgage loan activity is summarized as follows:
Mortgage Loan Activity

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Mortgage loans originated	$145,421	$147,844	$275,995	$255,623
Mortgage loans sold (1)	97,073	95,360	181,742	177,978
Net gains on mortgage loans (2)	1,651	1,631	2,959	3,934
Net gains as a percent of mortgage loans sold ("Loan Sales Margin")	1.70%	1.71%	1.63%	2.21%
Fair value adjustments included in the Loan Sales Margin	0.40	0.12	0.26	0.48
(1) Mortgage loan sales in the second quarters of 2026 and 2025 include $1.6 million and $6.7 million, respectively, of portfolio loan transactions. Mortgage loan sales during the first six months of 2026 and 2025 include $3.1 million and $15.4 million, respectively, of portfolio loan transactions. These transactions were performed for interest rate risk purposes.
(2)    Net gains on mortgage loans in the second quarters of 2026 and 2025 include net gains of $0.05 million and $0.08 million, respectively, from portfolio loan transactions. Net gains during the first six months of 2026 and 2025 were $0.1 million and $0.3 million, respectively.
Mortgage loans originated during the second quarter of 2026 were relatively unchanged from the same period last year. The increase in mortgage loans originated for the year to date period ended June 30 2026 as compared to 2025 was primarily driven by higher refinance activity during the first quarter of 2026 as mortgage rates declined through early 2026.
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

Index
Net gains on mortgage loans totaled $1.7 million and $1.6 million during the second quarters of 2026 and 2025, respectively. For the first six months of 2026 and 2025, net gains on mortgage loans totaled $3.0 million and $3.9 million, respectively.
Our Loan Sales Margin is impacted by several factors including competition and the manner in which the loan is sold. Net gains on mortgage loans are also impacted by recording fair value accounting adjustments. Excluding these fair value accounting adjustments, the Loan Sales Margin would have been 1.30% and 1.59% in the second quarters of 2026 and 2025, respectively and 1.37% and 1.73% in the first six months of 2026 and 2025, respectively. The contraction of the Loan Sales Margin during both periods of 2026 was primarily due to competitive pressure which had a negative impact on our pricing margins.
We recorded a net loss of $0.12 million and $0.32 million on the sale of securities AFS for the first six months of 2026 and 2025, respectively. We recorded no credit related charges in either 2026 or 2025 on securities AFS. See “Securities” below and note #3 to the interim Condensed Consolidated Financial Statements.
Mortgage loan servicing, net, generated income of $2.5 million and $0.5 million in the second quarters of 2026 and 2025, respectively. For the first six months of 2026 and 2025, mortgage loan servicing, net, generated income (expense) of $4.1 million and $(0.1) million, respectively. The significant variances in mortgage loan servicing, net are primarily due to changes in the fair value of capitalized mortgage loan servicing rights associated with changes in interest rates and the associated expected future prepayment levels and expected float rates.
Mortgage loan servicing, net activity is summarized in the following table:
Mortgage Servicing Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Mortgage loan servicing, net:	(In thousands)
Revenue, net	$1,625	$1,649	$3,261	$3,531
Fair value change due to price	1,838	(219)	2,771	(1,752)
Fair value change due to pay-downs	(1,003)	(862)	(1,926)	(1,753)
Loss on sale of originated servicing rights	—	(78)	—	(172)
Total	$2,460	$490	$4,106	$(146)
Activity related to capitalized mortgage loan servicing rights is as follows:
Capitalized Mortgage Loan Servicing Rights

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(In thousands)
Balance at beginning of period	$32,233	$32,171	$31,493	$46,796
Originated servicing rights capitalized	881	963	1,611	1,818
Change in fair value	835	(1,081)	845	(3,505)
Sale of originated servicing rights (1)	—	78	—	(12,884)
Loss on sale of originated servicing rights (1)	—	(78)	—	(172)
Balance at end of period	$33,949	$32,053	$33,949	$32,053
(1)     On January 31, 2025 we sold $931.6 million of mortgage loan servicing rights (26.3% of total servicing portfolio) and transferred the servicing on March 3, 2025. This sale represented approximately $13.1 million (27.9%) of the total capitalized mortgage loan servicing right asset. Transaction expenses relating to this sale were approximately $0.2 million and were expensed in 2025.
At June 30, 2026, we were servicing approximately $2.59 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 4.58% and a weighted average service fee of approximately 25.6 basis points. Capitalized mortgage loan servicing rights at June 30, 2026 totaled $33.9 million, representing approximately 131.1 basis points on the related amount of mortgage loans serviced for others.

Index
Other income in the table above increased (decreased) by $0.1 million and $(0.2) million in the second quarter and first six months of 2026, respectively, compared to the same prior year periods. The increase in the second quarter of 2026 was primarily due to higher commercial loan swap fees. The decrease from the prior year to date period was primarily due to lower commercial swap fees and declines in check and ATM income.
Non-interest expense. Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure.
Non-interest expense increased by $4.0 million to $37.8 million and increased by $8.1 million to $76.1 million during the three- and six-month periods ended June 30, 2026, respectively, compared to the same periods in 2025.
The components of non-interest expense are as follows:
Non-Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Compensation	$14,248	$13,610	$28,371	$26,807
Performance-based compensation	4,008	3,638	7,656	7,079
Payroll taxes and employee benefits	4,304	3,875	8,362	7,620
Compensation and employee benefits	22,560	21,123	44,389	41,506
Data processing	4,152	3,847	8,104	7,576
Occupancy, net	2,073	2,046	4,486	4,269
Interchange expense	1,224	1,177	2,415	2,296
Advertising	1,180	833	2,390	1,694
Litigation expense	350	—	1,850	—
Furniture, fixtures and equipment	927	793	1,821	1,678
Loan and collection	1,038	744	1,790	1,530
FDIC deposit insurance	738	637	1,537	1,348
Legal and professional	613	500	1,204	979
Communications	464	470	1,057	1,061
Taxes, licenses and fees	376	290	736	616
Merger related expense	369	—	669	—
Director fees	278	276	544	508
Amortization of intangible assets	115	122	230	244
Net gains (losses) on other real estate and repossessed assets	(5)	(50)	10	(116)
Recovery for loss reimbursement on sold loans	(13)	(6)	(26)	(17)
Other	1,370	960	2,914	2,852
Total non-interest expense	$37,809	$33,762	$76,120	$68,024
Compensation and employee benefits expenses, in total, increased $1.4 million on a quarterly comparative basis and increased $2.9 million for the first six months of 2026 compared to the same periods in 2025.
Compensation expense increased by $0.6 million and $1.6 million in the second quarter and first six months of 2026, respectively, compared to the same periods in 2025. These comparative increases in 2026 were primarily due to salary increases that were predominantly effective on January 1, 2026, higher severance costs (year to date period only) and additional commercial lending and support staff that were partially offset by a decrease in mortgage lending and other retail personnel.

Index
Performance-based compensation increased by $0.4 million and $0.6 million in the second quarter and first six months of 2026, respectively, compared to the same periods in 2025. The increase is due in part to both higher expected incentive compensation payout for salaried and hourly employees and long term share based incentives.
Payroll taxes and employee benefits increased by $0.4 million and $0.7 million in the second quarter and first six months of 2026, respectively, compared to the same periods in 2025, due primarily to increases in employee medical insurance costs and retirement costs.
Data processing expense increased by $0.3 million and $0.5 million in the second quarter and first six months of 2026, respectively, compared to the same prior year periods due in part to core data processor annual asset growth and CPI related cost increases as well as new solutions implemented during this time frame.
Advertising expense increased by $0.3 million and $0.7 million in the second quarter and first six months of 2026, respectively, compared to the same prior year periods due to higher customer acquisition marketing costs as well as higher out-of-home advertising campaigns.
Loan and collection expense increased by $0.3 million in both the second quarter and first six months of 2026, compared to the same prior year periods due primarily to higher legal fees associated with collection and workout activities.
Merger related expenses of $0.4 million and $0.7 million in the second quarter and first six months of 2026 reflect legal, professional, regulatory, valuation, and other direct transaction costs associated with the acquisition of HCB Financial Corp.
Other expense increased by $0.4 million and $0.1 million in the second quarter and first six months of 2026. The increase during the second quarter was due primarily to the prior year period including recoveries related to unfunded lending commitments and higher Michigan Corporate Income Tax (due to an increase in taxable base) while these increases were partially offset by costs related to the capitalized mortgage loan servicing right sale (six month period - see “Non-interest income” above).
Income tax expense. We recorded an income tax expense of $3.9 million and $7.3 million in the second quarter and the first six months of 2026, respectively. This compares to an income tax expense of $3.8 million and $7.3 million in the second quarter and the first six months of 2025, respectively. The changes in expense for the first six months of 2026 compared to the same period in 2025 is primarily due to changes in pretax income as well as an increase in certain tax credits recognized during 2026.
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
We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. The ultimate realization of this asset is primarily based on generating future income. We concluded at June 30, 2026 and 2025 and at December 31, 2025, that the realization of substantially all of our deferred tax assets continues to be more likely than not.
FINANCIAL CONDITION
Summary. Our total assets increased by $158.1 million during the first six months of 2026. Loans, excluding loans held for sale, were $4.41 billion at June 30, 2026, compared to $4.28 billion at December 31, 2025. Commercial loans and mortgage loans increased while installment loans decreased during the first six months of 2026. (See “Portfolio Loans and asset quality.”) Securities available for sale and securities held to maturity together totaled $781.5 million at June 30, 2026, a decline of $23.9 million since December 31, 2025.
Deposits totaled $4.86 billion at June 30, 2026, an increase of $100.5 million from December 31, 2025. The increase in deposits from December 31, 2025, is due to increases in non-interest bearing, savings and interest-bearing checking and reciprocal deposits that were partially offset by a decrease in brokered time deposits.
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
On April 1, 2022, we transferred certain securities AFS with an amortized cost and unrealized loss at the date of transfer of $418.1 million and $26.5 million, respectively to securities HTM. The transfer was made at fair value, with the unrealized loss becoming part of the purchase discount which will be accreted over the remaining life of the securities. The other comprehensive loss component is separated from the remaining available for sale securities and is accreted over the remaining life of the securities transferred. Based upon our liquidity and capital resources (as explained in more detail below under "Liquidity and capital resources"), we believe that we have the ability and intent to hold these securities until they mature, at which time we expect to receive all of the remaining amortized cost basis for these securities.
Securities Available for Sale

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Securities available for sale	(In thousands)
June 30, 2026	$542,589	$447	$49,084	$493,952
December 31, 2025	546,863	430	51,384	495,909
Securities Held to Maturity

	Carrying Value	Transferred Unrealized Loss (1)	ACL	Amortized Cost	Unrecognized		Fair Value
					Gains	Losses
	(In thousands)
Securities held to maturity
June 30, 2026	$287,574	$11,528	$92	$299,194	$41	$38,215	$261,020
December 31, 2025	309,523	12,982	92	322,597	36	39,803	282,830
(1)Represents the remaining unrealized loss to be accreted on securities that were transferred from AFS to HTM on April 1, 2022.
Securities AFS in unrealized loss positions are evaluated quarterly for impairment related to credit losses. For securities AFS in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities AFS that do not meet this criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, adverse conditions specifically related to the security and the issuer and the impact of changes in market interest rates on the market value of the security, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss), net of applicable taxes. No ACL for securities AFS was needed at June 30, 2026 and December 31, 2025. The decrease in unrealized losses during the first six months of 2026 primarily reflects the outperformance of obligations of states and political subdivisions relative to U.S. Treasury securities, resulting in favorable changes in fair value, partially offset by modest declines in the fair value of certain agency residential mortgage-backed and corporate securities. See note #3 to the interim Condensed Consolidated Financial Statements included within this report for further discussion.
For securities HTM an ACL is maintained at a level which represents our best estimate of expected credit losses. This ACL is a contra asset valuation account that is deducted from the carrying amount of securities HTM to present the net amount expected to be collected. Securities HTM are charged off against the ACL when deemed uncollectible. Adjustments to the

Index
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
Sales of securities available for sale were as follows (See “Non-interest income.”):
Sales of Securities Available for Sale

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(In thousands)
Proceeds	$2,294	$3,853	$5,550	$26,356
Gross gains	—	36	—	37
Gross losses	90	25	116	356
Net gains (losses)	$(90)	$11	$(116)	$(319)
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

Index
A summary of our Portfolio Loans follows:

	June 30, 2026	December 31, 2025
	(In thousands)
Real estate(1)
Residential first mortgages	$1,309,313	$1,285,781
Non farm non residential	1,340,899	1,248,883
Construction and land development	249,383	273,582
Residential home equity and other junior mortgages	218,538	211,646
Multifamily residential	121,070	123,210
Consumer	515,980	533,807
Commercial	655,304	595,856
Agricultural	3,377	3,520
Total loans	$4,413,864	$4,276,285
_________________________________
(1)Includes both residential and non-residential commercial loans secured by real estate.

Non-performing assets

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Non-accrual loans	$43,687	$33,074
Loans 90 days or more past due and still accruing interest	—	—
Subtotal	43,687	33,074
Less: Government guaranteed loans	10,890	9,947
Total non-performing loans	32,797	23,127
Other real estate and repossessed assets	710	896
Total non-performing assets	$33,507	$24,023

As a percent of Portfolio Loans
Non-performing loans	0.74%	0.54%
Allowance for credit losses	1.49	1.48
Non-performing assets to total assets	0.59	0.44
Allowance for credit losses as a percent of non-performing loans	200.24%	274.33%
Non-performing loans have increased as a percent of Portfolio Loans since year-end 2025, primarily due to the addition of three commercial relationships during the first six months of 2026. See note #4.
Other real estate and repossessed assets totaled $0.71 million and $0.90 million at June 30, 2026, and December 31, 2025, respectively.
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

Index
Allowance for credit losses on loans, securities HTM and unfunded lending commitments

	Six months ended June 30,
	2026			2025
	Loans	Securities HTM	Unfunded Commitments(1)	Loans	Securities HTM	Unfunded Commitments (1)
	(Dollars in thousands)
Balance at beginning of period	$63,445	$92	$5,440	$59,379	$132	$5,131
Additions (deductions)
Provision for credit losses	2,861	—	218	2,220	1	—
Recoveries credited to allowance	1,136	—	—	1,131	—	—
Assets charged against the allowance	(1,769)	—	—	(1,573)	—	—
Additions included in non-interest expense	—	—	—	—	—	(193)
Balance at end of period	$65,673	$92	$5,658	$61,157	$133	$4,938

Net loans charged against the allowance to average Portfolio Loans	0.03%			0.02%
(1) Beginning in the fourth quarter of 2025, we began classifying the provision for unfunded lending commitments in the provision for credit losses in the Consolidated Statements of Operations.
Allocation of the Allowance for Credit Losses on Loans

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Specific allocations	$9,310	$6,775
Pooled analysis allocations	47,283	45,790
Additional allocations based on subjective factors	9,080	10,880
Total	$65,673	$63,445
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
The ACL increased $2.2 million to $65.7 million at June 30, 2026 from $63.4 million at December 31, 2025, and was equal to 1.49% and 1.48% of total Portfolio Loans at June 30, 2026 and December 31, 2025, respectively.
Since December 31, 2025, the ACL related to specific loans increased $2.54 million due primarily to additional individually evaluated commercial loan relationships and higher reserves on certain existing individually evaluated commercial loan relationships. Pooled analysis allocations increased primarily due to commercial loan growth and modest changes in portfolio risk characteristics, partially offset by model recalibration and updated economic assumptions that reduced expected losses within certain retail loan portfolios. Additional allocations based on subjective factors decreased as updated model assumptions, portfolio segmentation and current economic inputs were reflected more fully in the quantitative estimate.

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
Deposits totaled $4.86 billion and $4.76 billion at June 30, 2026, and December 31, 2025, respectively. The increase in balances during the first six months of 2026 is due to increases in non-interest bearing, savings and interest-bearing checking and reciprocal deposits that were partially offset by a decrease in brokered time deposits. Reciprocal deposits totaled $1.025 billion and $974.9 million at June 30, 2026 and December 31, 2025, respectively. These deposits represent demand, money market and time deposits from our customers that have been placed through IntraFi Network. This service allows our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.
We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be susceptible to outflow. Data relating to our deposit portfolios (excluding brokered time) follows:

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Uninsured deposits (1)	$1,156,259	$1,175,893
Uninsured deposits as a percentage of deposits	23.8%	24.8%
Average deposit account size	$22.42	$22.51
Balance of top 100 largest depositors	$1,135,570	$1,156,014
Balance of top 100 depositors as a percentage of deposits, excluding brokered time deposits	23.4%	24.4%
(1) These amounts exclude intercompany related deposits of $45.7 million and $47.0 million at June 30, 2026 and December 31, 2025, respectively. Uninsured deposits reported in our Call Report at June 30, 2026 and December 31, 2025 totaled $1.202 billion and $1.223 billion, respectively.
We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.
Other borrowings, comprised primarily of FHLB borrowings, totaled $127.0 million and $77.0 million at June 30, 2026, and December 31, 2025, respectively.
As described above, we have utilized wholesale funding, including federal funds purchased, FHLB and FRB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At June 30, 2026, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $1.15 billion, or 23.1% of total funding (deposits and all borrowings, excluding subordinated debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all. Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.

Index
We historically employed derivative financial instruments to manage our exposure to changes in interest rates. During the first six months of 2026 and 2025, we entered into $100.1 million and $86.0 million (aggregate notional amounts), respectively, of interest rate swaps with commercial loan customers, which were offset with interest rate swaps that the Bank entered into with a broker-dealer. We recorded $0.84 million and $0.96 million of fee income related to these transactions during the first six months of 2026 and 2025, respectively. See note #6 to the interim Condensed Consolidated Financial Statements included within this report for more information on our derivative financial instruments.
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
Our primary sources of funds include our deposit base, secured advances from the FHLB and FRB, federal funds purchased, borrowing facilities with other banks, and access to the capital markets (for Brokered CDs). At June 30, 2026, in addition to liquidity available from our normal operating, funding and investing activities we had unused credit lines with the FHLB and FRB of approximately $688.9 million and $1.177 billion, respectively. We also had approximately $450.5 million in fair value of unpledged securities AFS and HTM at June 30, 2026, which could be pledged for an estimated additional borrowing capacity at the FHLB and FRB of approximately $424.1 million.
At June 30, 2026, we had $738.3 million of time deposits that mature in the next 12 months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $4.08 billion of our deposits at June 30, 2026, were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.
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
We also believe that the available cash on hand at the parent company of approximately $45.2 million as of June 30, 2026, provides sufficient liquidity resources at the parent company to meet operating expenses, to make interest payments on the subordinated debentures and, along with dividends from the Bank, to pay projected cash dividends on our common stock.
Effective management of capital resources is critical to our mission to create value for our shareholders. In addition to common stock, our capital structure also currently includes cumulative trust preferred securities.

Index
Capitalization

	June 30, 2026	December 31, 2025
	(In thousands)
Subordinated debentures	$39,898	$39,864
Amount not qualifying as regulatory capital	(1,224)	(1,224)
Amount qualifying as regulatory capital	38,674	38,640
Shareholders’ equity
Common stock	307,820	307,845
Retained earnings	276,934	252,794
Accumulated other comprehensive loss	(56,341)	(57,688)
Total shareholders’ equity	528,413	502,951
Total capitalization	$567,087	$541,591
We currently have four special purpose entities with $39.9 million of outstanding cumulative trust preferred securities as of June 30, 2026. These special purpose entities issued common securities and provided cash to our parent company that in turn issued subordinated debentures to these special purpose entities equal to the trust preferred securities and common securities. The subordinated debentures represent the sole asset of the special purpose entities. The common securities and subordinated debentures are included in our interim Condensed Consolidated Statements of Financial Condition.
The FRB has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at June 30, 2026, and December 31, 2025.
Common shareholders’ equity increased to $528.4 million at June 30, 2026, from $503.0 million at December 31, 2025. The increase is primarily due to earnings retention. Our tangible common equity (“TCE”) totaled $499.3 million and $473.7 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 8.86% and 8.65% at June 30, 2026, and December 31, 2025, respectively. TCE and the ratio of TCE to tangible assets are non-GAAP measures. TCE represents total common equity less goodwill and other intangible assets.
In December 2025, our Board of Directors authorized a 2026 share repurchase plan. Under the terms of the 2026 share repurchase plan, we are authorized to buy back up to 1,100,000, or approximately 5% of our outstanding common stock. During the first six months of 2026, we did not repurchase shares of common stock. During the first six months of 2025, we repurchased 252,276 shares of common stock, for an aggregate purchase price of $7.36 million.
We currently pay a quarterly cash dividend on our common stock. These dividends totaled $0.56 per share and $0.52 per share in the first six months of 2026 and 2025, respectively. We generally favor a dividend payout ratio between 30% and 50% of net income.
As of June 30, 2026 and December 31, 2025, our Bank continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards (also see note #10 to the interim Condensed Consolidated Financial Statements included within this report).
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

Index
We employ simulation analyses to monitor our interest-rate risk profile and evaluate potential changes in our net interest income and economic value that result from changes in interest rates. The purpose of these simulations is to identify sources of interest-rate risk. The simulations do not anticipate any actions that we might initiate in response to changes in interest rates and, accordingly, the simulations do not provide a reliable forecast of anticipated results. The simulations are predicated on immediate, permanent and parallel shifts in interest rates and generally assume that current loan and deposit pricing relationships remain constant. The simulations further incorporate assumptions relating to changes in customer behavior, including changes in prepayment rates on certain assets and liabilities. At June 30, 2026, our longer term interest rate risk measure based on changes in economic value indicates exposure to rising rates. Interest rate sensitivity under this measure has decreased modestly from December 31, 2025 due to a decline in asset duration and a higher base value. Asset duration declined due to a shift in the asset mix to shorter duration loans (primarily variable rate commercial loans). In addition, at June 30, 2026 our simulation base-rate scenario for economic value increased from December 31, 2025. The increase was due to an increase in the Bank’s tangible equity due to positive earnings; a favorable shift in the asset mix out of investments and retail loans into variable rate commercial loans; and a favorable shift in the funding mix to an increase in low cost / low priced non-maturity deposits. We are carefully monitoring the change in our funding mix as well as the composition of our earning assets and the impact of potential future changes in interest rates on our changes in economic value and changes in net interest income. As a result, we may add some longer-term borrowings, may utilize derivatives (interest rate swaps, interest rate caps and interest rate floors) and may continue to sell some fixed rate jumbo and other portfolio mortgage loans in the future.
CHANGES IN ECONOMIC VALUE, NET INTEREST INCOME AND NET INTEREST MARGIN

Change in Interest Rates	Economic Value(1)	Percent Change	Net Interest Income(2)	Percent Change	Net Interest Margin(3)	Percent Change
	(Dollars in thousands)
June 30, 2026
200 basis point rise	$745,800	(3.87)%	$209,600	2.64%	3.93%	2.61%
100 basis point rise	763,900	(1.53)	206,800	1.27	3.88	1.31
Base-rate scenario	775,800	—	204,200	—	3.83	—
100 basis point decline	776,200	0.05	202,600	(0.78)	3.80	(0.78)
200 basis point decline	759,000	(2.17)	200,300	(1.91)	3.76	(1.83)

December 31, 2025
200 basis point rise	$693,900	(4.75)%	$202,200	3.01%	3.89%	3.18%
100 basis point rise	712,800	(2.16)	198,900	1.32	3.82	1.33
Base-rate scenario	728,500	—	196,300	—	3.77	—
100 basis point decline	731,700	0.44	194,100	(1.12)	3.73	(1.06)
200 basis point decline	714,300	(1.95)	191,300	(2.55)	3.68	(2.39)
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
During the quarter ended June 30, 2026, the Bank reached an agreement in principle to resolve these coordinated actions for $1.85 million, subject to the negotiation, execution, and delivery of definitive settlement documentation and preliminary and final approval by the court. There can be no assurance that definitive settlement documentation will be executed, that the court will approve the proposed settlement on its current or any other terms, or that the proposed settlement will become final and non-appealable. The proposed settlement does not constitute an admission of liability or wrongdoing by the Company or the Bank, and the Company and the Bank continue to deny the allegations. If the proposed settlement is not finalized or approved, we intend to continue to defend the actions vigorously.
As of June 30, 2026, we had accrued $1.85 million for losses we consider probable and reasonably estimable with respect to these matters, including an additional $0.35 million recorded during the quarter ended June 30, 2026. The accrual is reflected as Litigation Expense in the interim condensed consolidated statement of operations and in accrued expenses and other liabilities in the interim condensed consolidated statements of financial condition. Because of the inherent uncertainty of litigation and the fact that the proposed settlement remains subject to definitive documentation and court approval, it is reasonably possible that our ultimate loss could differ from the amount accrued.

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
We utilize fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. FASB ASC Topic 820 differentiates between those assets and liabilities required to be carried at fair value at every reporting period (“recurring”) and those assets and liabilities that are only required to be adjusted to fair value under certain circumstances (“nonrecurring”). Equity securities at fair value, securities AFS, loans held for sale, carried at fair value, derivatives and capitalized mortgage loan servicing rights are financial instruments recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other financial assets on a nonrecurring basis, such as loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or fair value accounting or write-downs of individual assets. See note #11 to the interim Condensed Consolidated Financial Statements included within this report for a complete discussion on our use of fair value measurements on financial instruments and the related measurement techniques.
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
Item 4.
CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures.
With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended June 30, 2026, have concluded that, as of such date, our disclosure controls and procedures were effective.
(b)Changes in Internal Controls.
During the quarter ended June 30, 2026, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II
Item 1A. Risk Factors
When evaluating the risk of an investment in our common stock, potential investors should carefully consider the risk factors appearing in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2025.
On July 1, 2026, Independent Bank Corporation ("IBCP") completed its acquisition of HCB Financial Corp. (“HCB”). The following represents material changes in our risk factors from the risk factors set forth in our Annual Report on Form 10-K, as updated in our Quarterly Report on Form 10-Q for the first quarter of 2026.
The integration of HCB and its subsidiary, Highpoint Community Bank, into our operations involves significant risks and uncertainties that could adversely affect our business, financial condition, and results of operations.
On July 1, 2026, we completed the acquisition of HCB, the holding company for Highpoint Community Bank. We expect to complete the full systems integration of Highpoint Community Bank's operations on November 9, 2026. The successful integration of HCB's operations is subject to a number of risks, including: challenges in consolidating banking operations, technology platforms, and data systems; difficulties in retaining key employees and customers of Highpoint Community Bank; disruption to our ongoing business during the integration process; diversion of management attention and resources from other strategic initiatives; the failure to achieve anticipated cost savings, revenue synergies, or other financial benefits of the acquisition, or the realization of such benefits taking longer than expected; and unanticipated integration costs or liabilities. We estimated cost savings equal to approximately 40% of HCB's operating expenses; however, there can be no assurance that these savings will be realized in the amounts or on the timetable we anticipate. Any failure to manage the integration process effectively or to realize the anticipated benefits of the acquisition could have a material adverse effect on our business, financial condition, and results of operations.
The loan portfolio acquired from HCB may present credit quality risks that differ from or exceed those reflected in our historical experience.
As of June 30, 2026, HCB had total loans and loans held for sale of approximately $371.9 million. We are in the process of completing our preliminary purchase accounting for the acquired loan portfolio, including the determination of acquisition-date fair values and the establishment of an allowance for credit losses under ASC 326 for acquired non-purchased credit deteriorated loans. The acquired portfolio includes commercial and retail loans originated under HCB's underwriting standards, which may differ from our own. To the extent that the acquired loans have credit characteristics, concentrations, or loss rates that differ from our expectations, we could experience higher-than-anticipated credit losses or be required to increase our provision for credit losses, either of which could have a material adverse effect on our results of operations and financial condition. In addition, HCB's loan-to-deposit ratio was approximately 67% as of year-end 2025, and the redeployment of excess liquidity into higher-yielding commercial loans, while consistent with our strategy, carries inherent credit risk.
The acquisition of HCB will result in a material increase in goodwill and other intangible assets, which could be subject to impairment.
We paid aggregate merger consideration of approximately $74.9 million in a combination of IBCP common stock and cash for all outstanding shares of HCB stock. The excess of the purchase price over the fair value of net assets acquired will be recorded as goodwill and other intangible assets. Goodwill is not amortized but is tested for impairment at least annually and more frequently if events or circumstances indicate that impairment may exist. Intangible assets with definite useful lives, such as core deposit intangibles, are amortized over their estimated useful lives. A significant decline in our stock price, deterioration in market conditions, adverse changes in applicable laws or regulations, or any number of other factors could result in an impairment charge, which could have a material adverse effect on our financial condition and results of operations.
The acquisition of HCB has resulted in an increase in our total consolidated assets to approximately $6.3 billion and may subject us to increased regulatory scrutiny and compliance obligations.
The completion of the HCB acquisition has increased our total consolidated assets to approximately $6.3 billion. As our asset size increases, we may be subject to heightened regulatory expectations with respect to enterprise risk management, capital planning, compliance, and consumer protection. Any failure to satisfy evolving regulatory expectations or conditions imposed in connection with regulatory approvals of the merger could result in enforcement actions, additional

Index
regulatory requirements, or restrictions on our business activities, any of which could have a material adverse effect on our business, financial condition, and results of operations.
We may be exposed to litigation, regulatory, or reputational risks associated with HCB or Highpoint Community Bank that were not fully identified during our due diligence review.
Although we conducted due diligence in connection with the acquisition, there may be liabilities, legal or regulatory exposures, compliance deficiencies, or reputational risks associated with HCB's business that were not identified or that prove to be more significant than anticipated. Any such liabilities or exposures could result in losses, regulatory sanctions, or harm to our reputation, which could have a material adverse effect on our business, financial condition, and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of the Company's common stock in lieu of fees otherwise payable to the director for his or her service as a director. A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board. Pursuant to this Plan, during the second quarter of 2026, the Company issued 309 shares of common stock to non-employee directors on a current basis and 1,369 shares of common stock to the trust for distribution to directors on a deferred basis. These shares were issued on April 1, 2026 representing aggregate fees of $0.05 million. The shares on a current basis were issued at a price of $33.30 per share and the shares on a deferred basis were issued at a price of $29.97 per share, representing 90% of the fair value of the shares on the credit date. The price per share was the consolidated closing bid price per share of the Company's common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules. The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.
The following table shows certain information relating to repurchases of common stock for the three-months ended June 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
April 2026	632	$34.79	—	1,100,000
May 2026	—	—	—	1,100,000
June 2026	2,883	34.68	—	1,100,000
Total	3,515	$34.70	—	1,100,000
(1) April and June amounts are shares withheld from the shares that would otherwise have been issued to certain officers in order to satisfy the tax withholding obligations resulting from the vesting of restricted stock.

As announced on December 16, 2025, the Board of Directors of the Company authorized the 2026 share repurchase plan. This plan authorizes the Company to purchase up to 1,100,000 shares through December 31, 2026.
Item 5. Other Information
During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted, modified, or terminated a "Rule 10b5-1 Trading Arrangement" or "Non-Rule 10b5‑1 Trading Arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Date	August 5, 2026	By	/s/ Gavin A. Mohr
Gavin A. Mohr, Principal Financial Officer

Date	August 5, 2026	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer