Form 10-Q
period 2026-09-30
INDEPENDENT BANK CORP /MI/
filed 2026-11-04
CIK 39311

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2026
Commission file number   0-7818

INDEPENDENT BANK CORPORATION
(Exact name of registrant as specified in its charter)

Michigan	38-2032782
(State or jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

98 Ottawa Ave NW, Grand Rapids, Michigan 49503
(Address of principal executive offices)
(616) 527-5820
(Registrant's telephone number, including area code)

4200 East Beltline Grand Rapids, Michigan 49525
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
YES ☐ NO ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, no par value, 22,078,490 as of November 3, 2026.

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
•the effects of our completed acquisition of HCB Financial Corp., which closed on July 1, 2026 during the quarterly period covered by this report;
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
•changes in, or the implementation of, legislation, regulation, supervisory guidance, capital standards, accounting standards, governmental monetary or fiscal policies, any of which may have significant effects on us and the financial services industry; and
•cybersecurity incidents, fraud, and other technology-related risks, including those involving the use of AI by third parties.
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

Index

Part I - Item 1.	INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition

	September 30, 2026	December 31, 2025
	(Unaudited)
	(In thousands, except share amounts)
Assets
Cash and due from banks	$68,275	$52,235
Interest bearing deposits	113,540	86,152
Cash and Cash Equivalents	181,815	138,387
Interest bearing deposits - time	746	—
Securities available for sale	519,616	495,909
Securities held to maturity (fair value of $256,249 at September 30, 2026 and $282,830 at December 31, 2025)	292,884	309,523
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	20,452	18,102
Loans held for sale, carried at fair value	12,836	9,031
Loans
Commercial	2,763,222	2,213,557
Mortgage	1,612,243	1,524,821
Installment	521,684	537,907
Total Loans	4,897,149	4,276,285
Allowance for credit losses	(73,724)	(63,445)
Net Loans	4,823,425	4,212,840
Other real estate and repossessed assets, net	759	896
Property and equipment, net	57,235	38,972
Bank-owned life insurance	63,424	53,750
Capitalized mortgage loan servicing rights, carried at fair value	37,839	31,493
Other intangibles, net	17,045	1,001
Goodwill	50,219	28,300
Accrued income and other assets	185,337	167,516
Total Assets	$6,263,632	$5,505,720

Liabilities and Shareholders' Equity
Deposits
Non-interest bearing	$1,126,676	$991,984
Savings and interest-bearing checking	2,591,601	2,113,260
Reciprocal	1,052,489	974,921
Time	750,112	662,858
Brokered time	514	18,659
Total Deposits	5,521,392	4,761,682
Other borrowings	4,009	77,003
Subordinated debentures, net	39,915	39,864
Accrued expenses and other liabilities	121,020	124,220
Total Liabilities	5,686,336	5,002,769
Commitments and contingent liabilities
Shareholders’ Equity
Preferred stock, no par value, 200,000 shares authorized; none issued or outstanding	—	—
Common stock, no par value, 500,000,000 shares authorized; issued and outstanding: 22,081,450 shares at September 30, 2026 and 20,548,893 shares at December 31, 2025	361,741	307,845
Retained earnings	288,569	252,794
Accumulated other comprehensive loss	(73,014)	(57,688)
Total Shareholders’ Equity	577,296	502,951
Total Liabilities and Shareholders’ Equity	$6,263,632	$5,505,720
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(Unaudited)		(Unaudited)
	(In thousands, except per share amounts)
Interest Income
Interest and fees on loans	$68,998	$61,325	$188,890	$178,628
Interest on securities
Taxable	3,902	3,660	10,556	11,492
Tax-exempt	2,755	2,767	7,802	8,310
Other investments	1,660	1,538	3,530	3,882
Total Interest Income	77,315	69,290	210,778	202,312
Interest Expense
Deposits	21,289	21,972	58,008	63,389
Other borrowings and subordinated debt and debentures	769	1,957	2,756	5,262
Total Interest Expense	22,058	23,929	60,764	68,651
Net Interest Income	55,257	45,361	150,014	133,661
Provision for credit losses	4,807	1,991	7,886	4,212
Net Interest Income After Provision for Credit Losses	50,450	43,370	142,128	129,449
Non-interest Income
Interchange income	4,638	4,157	11,448	10,674
Service charges on deposit accounts	3,353	3,131	9,388	8,926
Net gains (losses) on assets
Mortgage loans	1,011	1,474	3,970	5,408
Equity securities at fair value	65	—	1,665	—
Securities available for sale	(17)	(36)	(133)	(355)
Mortgage loan servicing, net	4,074	74	8,180	(72)
Other	2,684	3,137	8,672	9,105
Total Non-interest Income	15,808	11,937	43,190	33,686
Non-interest Expense
Compensation and employee benefits	24,487	21,125	68,876	62,631
Data processing	4,761	3,784	12,865	11,360
Occupancy, net	2,419	2,127	6,905	6,396
Merger related expense	3,457	—	4,126	—
Interchange expense	1,446	1,180	3,861	3,476
Advertising	738	526	3,128	2,220
Furniture, fixtures and equipment	1,124	892	2,945	2,570
Loan and collection	1,023	618	2,813	2,148
FDIC deposit insurance	819	615	2,356	1,963
Legal and professional	774	682	1,978	1,661
Litigation expense	—	—	1,850	—
Communications	537	465	1,594	1,526
Amortization of other intangibles	917	121	1,147	365
Other	2,257	1,996	6,435	5,839
Total Non-interest Expense	44,759	34,131	120,879	102,155
Income Before Income Tax	21,499	21,176	64,439	60,980
Income tax expense	3,649	3,674	10,909	11,011
Net Income	$17,850	$17,502	$53,530	$49,969
Net Income Per Common Share
Basic	$0.81	$0.85	$2.54	$2.40
Diluted	$0.80	$0.84	$2.51	$2.38
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(Unaudited - In thousands)

Net income	$17,850	$17,502	$53,530	$49,969
Other comprehensive income (loss)
Securities available for sale
Unrealized gains (losses) arising during period	(20,933)	11,475	(18,732)	7,972
Accretion of net unrealized losses on securities transferred to held to maturity	614	777	2,068	2,405
Reclassification adjustments for losses included in earnings	17	36	133	355
Unrealized gains (losses) recognized in other comprehensive income (loss) on securities available for sale	(20,302)	12,288	(16,531)	10,732
Income tax expense (benefit)	(4,262)	2,581	(3,471)	2,254
Unrealized gains (losses) recognized in other comprehensive income (loss) on securities available for sale, net of tax	(16,040)	9,707	(13,060)	8,478
Derivative instruments
Unrealized losses arising during period	(1,371)	(1,182)	(4,154)	(485)
Reclassification adjustment for expense recognized in earnings	569	610	1,286	1,543
Unrealized gains (losses) recognized in other comprehensive income (loss) on derivative instruments	(802)	(572)	(2,868)	1,058
Income tax expense (benefit)	(169)	(122)	(602)	222
Unrealized gains (losses) recognized in other comprehensive income (loss) on derivative instruments, net of tax	(633)	(450)	(2,266)	836
Other comprehensive income (loss)	(16,673)	9,257	(15,326)	9,314
Comprehensive income	$1,177	$26,759	$38,204	$59,283
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2026	2025
	(Unaudited - In thousands)
Net Income	$53,530	$49,969
Adjustments to Reconcile Net Income to Net Cash From Operating Activities
Proceeds from sales of loans held for sale	282,585	265,152
Disbursements for loans held for sale	(282,854)	(263,956)
Provision for credit losses	7,886	4,212
Deferred income tax benefit (expense)	1,273	(2,600)
Net deferred loan fees	802	820
Net depreciation, amortization of other intangible assets and premiums and accretion of discounts on securities and loans	7,232	7,518
Net gains on mortgage loans	(3,970)	(5,408)
Net gains on equity securities at fair value	(1,665)	—
Net losses on sales of securities available for sale	133	355
Net loss on sale of capitalized mortgage loan servicing rights	—	233
Share based compensation	2,095	1,968
(Increase) Decrease in accrued income and other assets	(16,825)	4,058
Decrease in accrued expenses and other liabilities	(13,935)	(5,682)
Total Adjustments	(17,243)	6,670
Net Cash From Operating Activities	36,287	56,639
Cash Flow Used in Investing Activities
Proceeds from sales of equity securities at fair value	1,665	—
Proceeds from the sale of securities available for sale	24,813	30,581
Proceeds from the sale of interest bearing time deposits	249	—
Proceeds from the maturity of interest bearing time deposits	992	—
Proceeds from maturities, prepayments and calls of securities available for sale	60,548	54,733
Proceeds from maturities, prepayments and calls of securities held to maturity	41,492	21,848
Purchases of securities held to maturity	(2,000)	(2,000)
Purchases of securities available for sale	(98,997)	(17,957)
Purchases of Federal Home Loan Bank stock	(4,160)	(3,212)
Proceeds from the redemption of Federal Home Loan Bank stock	3,322	1,209
Net increase in portfolio loans (loans originated, net of principal payments)	(270,314)	(178,896)
Proceeds from the sale of portfolio loans	5,329	20,222
Cash acquired, net of cash consideration paid in the acquisition of HCB Financial Corp.	132,289	—
Proceeds from bank-owned life insurance	860	861
Proceeds from the sale of other real estate and repossessed assets	791	735
Capital expenditures	(11,205)	(5,057)
Proceeds from the sale of capitalized mortgage loan servicing rights	—	12,229
Net Cash Used in Investing Activities	(114,326)	(64,704)
Cash Flow From Financing Activities
Net increase in total deposits	219,762	205,067
Net increase (decrease) in other borrowings	6	(3)
Proceeds from Federal Home Loan Bank Advances	200,000	232,000
Payments of Federal Home Loan Bank Advances	(275,000)	(275,000)
Repayment of subordinated debt	—	(40,000)
Dividends paid	(17,755)	(16,220)
Repurchase of common stock	(4,155)	(7,770)
Share based compensation withholding obligation	(1,391)	(1,205)
Net Cash From Financing Activities	121,467	96,869
Net Increase in Cash and Cash Equivalents	43,428	88,804
Cash and Cash Equivalents at Beginning of Period	138,387	119,882
Cash and Cash Equivalents at End of Period	$181,815	$208,686
Cash paid during the period for
Interest	$59,672	$68,515
Income taxes	7,825	11,650
Transfers to other real estate and repossessed assets	714	309
Right of use assets obtained in exchange for lease obligations	96	2,030
Common stock issued in the HCB Financial Corp. acquisition	57,347	—
Purchase of securities held to maturity not yet settled	2,250	—
See note #18 regarding noncash investing and financing activities related to the acquisition of HCB Financial Corp.
See notes to interim condensed consolidated financial statements (Unaudited)

Index
INDEPENDENT BANK CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	(Dollars in thousands, except per share amounts)
Balances at July 1, 2026	$307,820	$276,934	$(56,341)	$528,413
Net income, three months ended September 30, 2026	—	17,850	—	17,850
Cash dividends declared, $0.28 per share	—	(6,215)	—	(6,215)
Repurchase of 119,425 shares of common stock	(4,155)	—	—	(4,155)
Share based compensation (issuance of 8,540 shares of common stock)	732	—	—	732
Share based compensation withholding obligation (withholding of 95 shares of common stock)	(3)	—	—	(3)
Common stock issued to acquire HCB Financial Corp. (1,589,895 shares)	57,347	—	—	57,347
Other comprehensive loss	—	—	(16,673)	(16,673)
Balances at September 30, 2026	$361,741	$288,569	$(73,014)	$577,296

Balances at July 1, 2025	$311,653	$227,484	$(69,887)	$469,250
Net income, three months ended September 30, 2025	—	17,502	—	17,502
Cash dividends declared, $0.26 per share	—	(5,384)	—	(5,384)
Repurchase of 13,732 shares of common stock	(413)	—	—	(413)
Share based compensation (issuance of zero shares of common stock)	571	—	—	571
Share based compensation withholding obligation (withholding of 1,237 shares of common stock)	(41)	—	—	(41)
Other comprehensive income	—	—	9,257	9,257
Balances at September 30, 2025	$311,770	$239,602	$(60,630)	$490,742

Balances at January 1, 2026	$307,845	$252,794	$(57,688)	$502,951
Net income, nine months ended September 30, 2026	—	53,530	—	53,530
Cash dividends declared, $0.84 per share	—	(17,755)	—	(17,755)
Repurchase of 119,425 shares of common stock	(4,155)	—	—	(4,155)
Share based compensation (issuance of 100,038 shares of common stock)	2,095	—	—	2,095
Share based compensation withholding obligation (withholding of 40,741 shares of common stock)	(1,391)	—	—	(1,391)
Common stock issued to acquire HCB Financial Corp. (1,589,895 shares)	57,347	—	—	57,347
Other comprehensive loss	—	—	(15,326)	(15,326)
Balances at September 30, 2026	$361,741	$288,569	$(73,014)	$577,296

Balances at January 1, 2025	$318,777	$205,853	$(69,944)	$454,686
Net income, nine months ended September 30, 2025	—	49,969	—	49,969
Cash dividends declared, $0.78 per share	—	(16,220)	—	(16,220)
Repurchase of 266,008 shares of common stock	(7,770)	—	—	(7,770)
Share based compensation (issuance of 94,600 shares of common stock)	1,968	—	—	1,968
Share based compensation withholding obligation (withholding of 35,495 shares of common stock)	(1,205)	—	—	(1,205)
Other comprehensive income	—	—	9,314	9,314
Balances at September 30, 2025	$311,770	$239,602	$(60,630)	$490,742
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
In our opinion, the accompanying unaudited interim condensed consolidated financial statements contain all the adjustments necessary to present fairly our consolidated financial condition as of September 30, 2026 and December 31, 2025, and the results of operations for the three and nine-month periods ended September 30, 2026 and 2025. The results of operations for the three and nine-month periods ended September 30, 2026, are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made in the prior period interim condensed consolidated financial statements to conform to the current period presentation. Our critical accounting policies include the determination of the allowance for credit losses (“ACL”), the valuation of capitalized mortgage loan servicing rights, and the valuation of assets acquired and liabilities assumed in business combinations. Refer to our 2025 Annual Report on Form 10-K for a disclosure of our accounting policies as well as to the business combination disclosures in this report for information regarding the acquisition of HCB Financial Corp.
2.    New Accounting Standards
In December 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". This ASU requires public business entities to disaggregate certain expense captions into specific categories in disclosures within the footnotes to the consolidated financial statements. This ASU takes effect in annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We do not expect the adoption of this ASU to have a material impact on our interim Condensed Consolidated Financial Statements.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
3.    Securities
Securities available for sale (“AFS”) consist of the following:

	Amortized Cost	Unrealized
		Gains	Losses	Fair Value
	(In thousands)
September 30, 2026
U.S. agency	$9,811	$1	$499	$9,313
U.S. agency residential mortgage-backed	100,007	51	9,211	90,847
U.S. agency commercial mortgage-backed	6,842	—	934	5,908
Private label mortgage-backed	28,943	257	2,760	26,440
Other asset backed	94,318	55	522	93,851
Obligations of states and political subdivisions	311,419	—	54,286	257,133
Corporate	36,836	129	1,821	35,144
Trust preferred	993	—	13	980
Total	$589,169	$493	$70,046	$519,616

December 31, 2025
U.S. agency	$8,320	$1	$404	$7,917
U.S. agency residential mortgage-backed	87,435	136	6,506	81,065
U.S. agency commercial mortgage-backed	8,039	—	853	7,186
Private label mortgage-backed	42,689	260	2,443	40,506
Other asset backed	30,633	31	479	30,185
Obligations of states and political subdivisions	319,402	—	39,000	280,402
Corporate	49,355	2	1,696	47,661
Trust preferred	990	—	3	987
Total	$546,863	$430	$51,384	$495,909

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Securities held to maturity (“HTM”) consist of the following:

	Carrying Value	Transferred Unrealized Loss (1)	ACL	Amortized Cost	Unrecognized		Fair Value
					Gains	Losses
	(In thousands)
September 30, 2026
U.S. agency	$21,184	$1,097	$—	$22,281	$—	$4,200	$18,081
U.S. agency residential mortgage-backed	87,424	7,011	—	94,435	—	22,482	71,953
U.S. agency commercial mortgage-backed	3,102	35	—	3,137	—	268	2,869
Private label mortgage-backed	4,554	18	1	4,573	—	151	4,422
Obligations of states and political subdivisions	156,713	2,710	27	159,450	14	19,861	139,603
Corporate	18,944	9	30	18,983	—	662	18,321
Trust preferred	963	34	3	1,000	—	—	1,000
Total	$292,884	$10,914	$61	$303,859	$14	$47,624	$256,249

December 31, 2025
U.S. agency	$22,446	$1,220	$—	$23,666	$—	$3,833	$19,833
U.S. agency residential mortgage-backed	92,900	7,688	—	100,588	—	19,337	81,251
U.S. agency commercial mortgage-backed	3,734	62	—	3,796	—	249	3,547
Private label mortgage-backed	7,294	80	2	7,376	—	272	7,104
Obligations of states and political subdivisions	149,915	3,717	19	153,651	36	14,278	139,409
Corporate	32,276	177	67	32,520	—	1,834	30,686
Trust preferred	958	38	4	1,000	—	—	1,000
Total	$309,523	$12,982	$92	$322,597	$36	$39,803	$282,830
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Our investments' gross unrealized losses and fair values for securities AFS aggregated by investment type and length of time that individual securities have been at a continuous unrealized loss position follows:

	Less Than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2026
U.S. agency	$248	$—	$6,263	$499	$6,511	$499
U.S. agency residential mortgage-backed	33,942	643	43,389	8,568	77,331	9,211
U.S. agency commercial mortgage-backed	—	—	5,908	934	5,908	934
Private label mortgage-backed	—	—	25,995	2,760	25,995	2,760
Other asset backed	48,518	138	20,474	384	68,992	522
Obligations of states and political subdivisions	1,515	1	255,672	54,285	257,187	54,286
Corporate	1,607	19	27,243	1,802	28,850	1,821
Trust preferred	—	—	980	13	980	13
Total	$85,830	$801	$385,924	$69,245	$471,754	$70,046

December 31, 2025
U.S. agency	$972	$1	$6,884	$403	$7,856	$404
U.S. agency residential mortgage-backed	6,931	5	49,103	6,501	56,034	6,506
U.S. agency commercial mortgage-backed	—	—	7,186	853	7,186	853
Private label mortgage-backed	—	—	39,234	2,443	39,234	2,443
Other asset backed	1,392	3	24,417	476	25,809	479
Obligations of states and political subdivisions	156	9	280,246	38,991	280,402	39,000
Corporate	—	—	45,986	1,696	45,986	1,696
Trust preferred	—	—	987	3	987	3
Total	$9,451	$18	$454,043	$51,366	$463,494	$51,384
Securities AFS in unrealized loss positions are evaluated quarterly for impairment related to credit losses. For securities AFS in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. No securities AFS met these two criteria during the periods presented. For securities AFS that do not meet these criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, adverse conditions specifically related to the security and the issuer and the impact of changes in market interest rates on the market value of the security, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss), net of applicable taxes. No ACL for securities AFS was needed at September 30, 2026 and December 31, 2025. Accrued interest receivable on securities AFS totaled $3.1 million at

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
September 30, 2026 and $3.5 million at December 31, 2025, and is excluded from the estimate of credit losses and is included in accrued income and other assets in the interim Condensed Consolidated Statements of Financial Condition.
The following is a summary of securities AFS with an unrealized loss by grouping as of September 30, 2026.
U.S. agency, U.S. agency residential mortgage-backed and U.S. agency commercial mortgage-backed securities — at September 30, 2026, we had 29 U.S. agency, 105 U.S. agency residential mortgage-backed and 8 U.S. agency commercial mortgage-backed securities whose fair value is less than amortized cost. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. The unrealized losses are largely attributed to widening spreads to Treasury bonds and/or an increase in interest rates since acquisition.
Private label mortgage-backed, other asset backed and corporate securities — at September 30, 2026, we had 38 private label mortgage-backed, 52 other asset backed, and 37 corporate securities whose fair value is less than amortized cost. The unrealized losses are primarily due to credit spread widening and/or an increase in interest rates since acquisition.
Obligations of states and political subdivisions — at September 30, 2026, we had 277 municipal securities whose fair value is less than amortized cost. The unrealized losses are primarily due to an increase in interest rates since acquisition.
Trust preferred securities — at September 30, 2026, we had one trust preferred security whose fair value is less than amortized cost. This trust preferred security is a single issue security issued by a trust subsidiary of a bank holding company. The pricing of trust preferred securities has suffered from credit spread widening. This security is rated by a major rating agency as investment grade.
At September 30, 2026, management does not intend to liquidate any of the securities discussed above and it is more likely than not that we will not be required to sell these securities prior to recovery of these unrealized losses.
We recorded no credit related charges in our interim Condensed Consolidated Statements of Operations related to securities AFS during the three and nine month periods ended September 30, 2026 and 2025, respectively.
The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of securities HTM to present the net amount expected to be collected. Securities HTM are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in our interim Condensed Consolidated Statements of Operations in provision for credit losses. We measure expected credit losses on securities HTM on a collective basis by major security type with each type sharing similar risk characteristics, and consider historical credit loss information. Accrued interest receivable on securities HTM totaled $1.6 million and $1.5 million at September 30, 2026 and December 31, 2025, respectively, and is excluded from the estimate of credit losses and is included in accrued income and other assets in the interim Condensed Consolidated Statements of Financial Condition. With regard to U.S. Government-sponsored agency and mortgage-backed securities (residential and commercial), all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to obligations of states and political subdivisions, private label-mortgage-backed, corporate and trust preferred securities HTM, we consider (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. The long-term historical loss rates associated with securities having similar grades as those in our portfolio have been insignificant. Furthermore, as of September 30, 2026 and December 31, 2025, there were no past due principal and interest payments associated with these securities. At September 30, 2026 and December 31, 2025, an allowance for credit losses of $61,000 and $92,000 was recorded on non-U.S. agency securities HTM based on applying the long-term historical credit loss rate, as published by credit rating agencies, for similarly rated securities.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
On a quarterly basis, we monitor the credit quality of securities HTM through the use of credit ratings. The carrying value of securities HTM aggregated by credit quality follows:

	Private Label Mortgage- Backed	Obligations of States and Political Subdivisions	Corporate	Trust Preferred	Carrying Value Total
	(In thousands)
September 30, 2026
Credit rating:
AAA	$4,554	$16,815	$—	$—	$21,369
AA	—	108,655	—	—	108,655
A	—	2,052	3,478	—	5,530
BBB	—	225	12,472	—	12,697
Non-rated	—	28,966	2,994	963	32,923
Total	$4,554	$156,713	$18,944	$963	$181,174

December 31, 2025
Credit rating:
AAA	$7,294	$17,357	$—	$—	$24,651
AA	—	116,264	—	—	116,264
A	—	2,740	3,500	—	6,240
BBB	—	441	23,814	—	24,255
BB	—	—	1,983	—	1,983
Non-rated	—	13,113	2,979	958	17,050
Total	$7,294	$149,915	$32,276	$958	$190,443

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

An analysis of the allowance for credit losses by security HTM type for the three months ended September 30 follows:

	Private Label Mortgage- Backed	Obligations of States and Political Subdivisions	Corporate	Trust Preferred	Total
	(In thousands)
2026
Balance at beginning of period	$2	$19	$67	$4	$92
Additions (deductions)
Provision for credit losses	(1)	8	(37)	(1)	(31)
Recoveries credited to the allowance	—	—	—	—	—
Securities HTM charged against the allowance	—	—	—	—	—
Balance at end of period	$1	$27	$30	$3	$61

2025
Balance at beginning of period	$1	$17	$111	$4	$133
Additions (deductions)
Provision for credit losses	1	2	(44)	—	(41)
Recoveries credited to the allowance	—	—	—	—	—
Securities HTM charged against the allowance	—	—	—	—	—
Balance at end of period	$2	$19	$67	$4	$92

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
An analysis of the allowance for credit losses by security HTM type for the nine months ended September 30 follows:

	Private Label Mortgage- Backed	Obligations of States and Political Subdivisions	Corporate	Trust Preferred	Total
	(In thousands)
2026
Balance at beginning of period	$2	$19	$67	$4	$92
Additions (deductions)
Provision for credit losses	(1)	8	(37)	(1)	(31)
Recoveries credited to the allowance	—	—	—	—	—
Securities HTM charged against the allowance	—	—	—	—	—
Balance at end of period	$1	$27	$30	$3	$61

2025
Balance at beginning of period	$1	$17	$111	$3	$132
Additions (deductions)
Provision for credit losses	1	2	(44)	1	(40)
Recoveries credited to the allowance	—	—	—	—	—
Securities HTM charged against the allowance	—	—	—	—	—
Balance at end of period	$2	$19	$67	$4	$92

There were no securities HTM on nonaccrual or past due at September 30, 2026 and 2025.

The amortized cost and fair value of securities AFS and securities HTM at September 30, 2026, by contractual maturity, follow:

	Securities AFS		Securities HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturing within one year	$31,964	$31,446	$26,052	$25,808
Maturing after one year but within five years	103,392	96,423	56,678	53,808
Maturing after five years but within ten years	37,108	31,903	62,142	53,249
Maturing after ten years	186,595	142,798	56,842	44,140
	359,059	302,570	201,714	177,005
U.S. agency residential mortgage-backed	100,007	90,847	94,435	71,953
U.S. agency commercial mortgage-backed	6,842	5,908	3,137	2,869
Private label mortgage-backed	28,943	26,440	4,573	4,422
Other asset backed	94,318	93,851	—	—
Total	$589,169	$519,616	$303,859	$256,249
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Gains and losses realized on the sale of securities AFS are determined using the specific identification method and are recognized on a trade-date basis. A summary of proceeds from the sale of securities AFS and gains and losses for the nine month periods ending September 30, follows:

		Realized
	Proceeds	Gains	Losses
	(In thousands)
2026	$24,813	$11	$144
2025	30,581	37	392
The tax benefit related to these net realized losses was $0.03 million and $0.07 million for the nine month periods ending September 30, 2026 and 2025, respectively.
During the third quarter of 2026, we sold our remaining Visa Inc. Class C common stock. Accordingly, we held no equity securities at fair value at September 30, 2026. During the three and nine months ended September 30, 2026, we recognized gains on equity securities of $0.07 million and $1.67 million, respectively, that are included in net gains on equity securities at fair value in the Condensed Consolidated Statements of Operations. No portion of these gains relates to equity securities at fair value still held at September 30, 2026. We had no equity securities at fair value during the same periods in 2025. See note #13.

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
In connection with our July 1, 2026 acquisition of HCB Financial Corp., we measured acquired loans at their acquisition-date fair values (see Note #18). We evaluated the loans for a more-than-insignificant deterioration in credit quality since origination and classified qualifying loans as purchased credit-deteriorated (“PCD”). Under ASU 2025-08, Purchased Loans, which we adopted upon issuance of the ASU in 2025, acquired loans that were not PCD and were eligible under the guidance were classified as purchased seasoned loans (“PSL”).
PSL and PCD loans are accounted for using the gross-up approach. The gross-up approach requires recognition of an allowance for the estimate of credit losses at the acquisition date. The ACL is recorded with an offsetting gross-up adjustment to the purchase price of the acquired financial asset.
An analysis of the allowance for credit losses by portfolio segment for the three months ended September 30, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2026
Balance at beginning of period	$35,085	$18,005	$3,503	$9,080	$65,673
Additions (deductions)
Provision for credit losses	4,074	(306)	(95)	40	3,713
Recoveries credited to the allowance	61	—	494	—	555
Loans charged against the allowance	(90)	—	(679)	—	(769)
Allowance recorded on PSL loans	$3,497	$803	$145	$—	$4,445
Allowance recorded on PCD loans	$97	$4	$6	$—	$107
Balance at end of period	$42,724	$18,506	$3,374	$9,120	$73,724

2025
Balance at beginning of period	$25,890	$20,752	$3,015	$11,500	$61,157
Additions (deductions)
Provision for credit losses	2,587	(231)	470	(794)	2,032
Recoveries credited to the allowance	7	35	431	—	473
Loans charged against the allowance	—	(10)	(1,193)	—	(1,203)
Balance at end of period	$28,484	$20,546	$2,723	$10,706	$62,459

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

An analysis of the ACL by portfolio segment for the nine months ended September 30, follows:

	Commercial	Mortgage	Installment	Subjective Allocation	Total
	(In thousands)
2026
Balance at beginning of period	$29,012	$20,914	$2,639	$10,880	$63,445
Additions (deductions)
Provision for credit losses	10,185	(3,320)	1,469	(1,760)	6,574
Recoveries credited to the allowance	76	110	1,505	—	1,691
Loans charged against the allowance	(143)	(5)	(2,390)	—	(2,538)
Allowance recorded on PSL loans	$3,497	$803	$145	$—	$4,445
Allowance recorded on PCD loans	$97	$4	$6	$—	$107
Balance at end of period	$42,724	$18,506	$3,374	$9,120	$73,724

2025
Balance at beginning of period	$22,872	$22,317	$3,040	$11,150	$59,379
Additions (deductions)
Provision for credit losses	5,617	(1,850)	929	(444)	4,252
Recoveries credited to the allowance	73	205	1,326	—	1,604
Loans charged against the allowance	(78)	(126)	(2,572)	—	(2,776)
Balance at end of period	$28,484	$20,546	$2,723	$10,706	$62,459

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Loans on non-accrual status and past due more than 90 days (“Non-performing Loans”) follow:

	Non- Accrual with no Allowance for Credit Loss	Non- Accrual with an Allowance for Credit Loss	Total Non- Accrual	90+ and Still Accruing	Total Non- Performing Loans
	(In thousands)
September 30, 2026
Commercial
Commercial and industrial	$—	$9,326	$9,326	$—	$9,326
Commercial real estate (1)	13,949	6,357	20,306	—	20,306
Mortgage
1-4 family owner occupied - jumbo	4,268	—	4,268	—	4,268
1-4 family owner occupied - non-jumbo (2)	1,222	1,470	2,692	—	2,692
1-4 family non-owner occupied	—	218	218	—	218
1-4 family - 2nd lien	451	1,218	1,669	—	1,669
Resort lending	108	—	108	—	108
Installment
Boat lending	—	76	76	—	76
Recreational vehicle lending	184	175	359	—	359
Other	—	139	139	—	139
Total	$20,182	$18,979	$39,161	$—	$39,161

Accrued interest excluded from total	$—	$—	$—	$—	$—

December 31, 2025
Commercial
Commercial and industrial	$—	$—	$—	$—	$—
Commercial real estate (1)	9,261	7,252	16,513	—	16,513
Mortgage
1-4 family owner occupied - jumbo	2,145	—	2,145	—	2,145
1-4 family owner occupied - non-jumbo (2)	1,700	670	2,370	—	2,370
1-4 family non-owner occupied	—	94	94	—	94
1-4 family - 2nd lien	200	888	1,088	—	1,088
Resort lending	—	57	57	—	57
Installment
Boat lending	—	308	308	—	308
Recreational vehicle lending	—	354	354	—	354
Other	—	198	198	—	198
Total	$13,306	$9,821	$23,127	$—	$23,127

Accrued interest excluded from total	$—	$—	$—	$—	$—
(1)Non-performing commercial real estate loans exclude $7.987 million and $7.018 million of government guaranteed loans at September 30, 2026 and December 31, 2025, respectively.
(2)Non-performing 1-4 family owner occupied – non jumbo loans exclude $3.129 million and $2.929 million of government guaranteed loans at September 30, 2026 and December 31, 2025, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table provides collateral information by class of loan for collateral-dependent loans. A loan is considered to be collateral dependent when the borrower is experiencing financial difficulty and the repayment is expected to be provided substantially through the operation or sale of collateral.
The amortized cost of collateral-dependent loans by class follows:

	Collateral Type		Allowance for Credit Losses
	Real Estate	Other (1)
	(In thousands)
September 30, 2026
Commercial
Commercial and industrial	$230	$12,523	$7,281
Commercial real estate	28,784	—	5,136
Mortgage
1-4 family owner occupied - jumbo	4,267	—	—
1-4 family owner occupied - non-jumbo	1,953	—	261
1-4 family non-owner occupied	85	—	31
1-4 family - 2nd lien	907	—	162
Resort lending	108	—	—
Installment
Boat lending	—	55	20
Recreational vehicle lending	—	294	39
Other	—	61	22
Total	$36,334	$12,933	$12,952

Accrued interest excluded from total	$5	$12

December 31, 2025
Commercial
Commercial and industrial	$680	$8,841	$1,631
Commercial real estate	28,047	—	4,541
Mortgage
1-4 family owner occupied - jumbo	2,147	—	—
1-4 family owner occupied - non-jumbo	2,371	—	239
1-4 family non-owner occupied	22	—	8
1-4 family - 2nd lien	569	—	131
Resort lending	57	—	20
Installment
Boat lending	—	233	83
Recreational vehicle lending	—	237	84
Other	—	109	39
Total	$33,893	$9,420	$6,776

Accrued interest excluded from total	$73	$54
(1) Commercial and industrial loan collateral generally includes machinery and equipment, accounts receivable, and inventory.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
An aging analysis of loans by class follows:

	Loans Past Due				Loans not Past Due	Total Loans
	30-59 days	60-89 days	90+ days	Total
	(In thousands)
September 30, 2026
Commercial
Commercial and industrial	$15	$169	$3,818	$4,002	$1,432,502	$1,436,504
Commercial real estate	—	—	27,694	27,694	1,299,024	1,326,718
Mortgage
1-4 family owner occupied - jumbo	1,324	1,305	4,288	6,917	883,921	890,838
1-4 family owner occupied - non-jumbo	997	528	1,559	3,084	323,824	326,908
1-4 family non-owner occupied	168	—	12	180	195,721	195,901
1-4 family - 2nd lien	855	113	577	1,545	174,000	175,545
Resort lending	—	—	108	108	22,943	23,051
Installment
Boat lending	342	148	47	537	277,576	278,113
Recreational vehicle lending	810	115	283	1,208	165,396	166,604
Other	310	84	47	441	76,526	76,967
Total	$4,821	$2,462	$38,433	$45,716	$4,851,433	$4,897,149

Accrued interest excluded from total	$41	$38	$—	$79	$16,179	$16,258

December 31, 2025
Commercial
Commercial and industrial	$—	$—	$—	$—	$1,158,841	$1,158,841
Commercial real estate	—	22,988	3,900	26,888	1,027,828	1,054,716
Mortgage
1-4 family owner occupied - jumbo	716	660	2,164	3,540	875,221	878,761
1-4 family owner occupied - non-jumbo	1,381	757	1,301	3,439	286,123	289,562
1-4 family non-owner occupied	119	29	22	170	172,123	172,293
1-4 family - 2nd lien	270	235	460	965	156,632	157,597
Resort lending	—	—	57	57	26,551	26,608
Installment
Boat lending	287	200	242	729	271,783	272,512
Recreational vehicle lending	550	205	230	985	190,872	191,857
Other	475	74	58	607	72,931	73,538
Total	$3,798	$25,148	$8,434	$37,380	$4,238,905	$4,276,285
Accrued interest excluded from total	$37	$78	$—	$115	$13,837	$13,952

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
During the three and nine months ended September 30, 2026, there were no loans modified to a borrower experiencing financial difficulty.
During the three months ended September 30, 2025, there were no loans modified to a borrower experiencing financial difficulty.
During the nine months ended September 30, 2025, there were two mortgage - 1-4 family owner occupied - non-jumbo loans modified to borrowers experiencing financial difficulty totaling $0.10 million (0.1% of the total loan class). Both of the loan modifications to borrowers experiencing financial difficulty during the nine months ended September 30, 2025 related to term extensions and added a weighted average of 12.0 years to the life of the loans. One of the loans modified during the nine months ended September 30, 2025 also received a 4.75% interest rate reduction. Both of the loans modified during the nine months ended September 30, 2025 were on non-accrual status.
As of September 30, 2026, none of the loans that were modified to borrowers experiencing financial difficulty within the past 12 months have subsequently defaulted.
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables summarize loan ratings by loan class for our commercial portfolio loan segment at September 30, 2026 and December 31, 2025, and gross loan charge-offs during the nine month periods ended September 30, 2026 and 2025:

	Commercial
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2026	2025	2024	2023	2022	Prior
	(In thousands)
September 30, 2026
Commercial and industrial
Non-watch (1-6)	$180,292	$231,879	$177,731	$119,085	$125,477	$149,271	$388,583	$1,372,318
Watch (7-8)	3,481	3,462	9,218	6,847	2,166	8,729	17,530	51,433
Substandard Accrual (9)	—	39	2,864	—	—	524	—	3,427
Non-Accrual (10-11)	—	656	2,021	5,377	1,272	—	—	9,326
Total	$183,773	$236,036	$191,834	$131,309	$128,915	$158,524	$406,113	$1,436,504
Accrued interest excluded from total	$1,050	$656	$527	$408	$249	$384	$1,310	$4,584
Current period gross charge-offs	$—	$—	$—	$37	$—	$16	$90	$143

Commercial real estate
Non-watch (1-6)	$193,749	$268,579	$148,772	$160,190	$194,814	$199,932	$113,002	$1,279,038
Watch (7-8)	—	970	1,041	2,447	13,622	516	298	18,894
Substandard Accrual (9)	—	—	—	385	108	—	—	493
Non-Accrual (10-11)	—	9,450	490	18,353	—	—	—	28,293
Total	$193,749	$278,999	$150,303	$181,375	$208,544	$200,448	$113,300	$1,326,718
Accrued interest excluded from total	$565	$1,296	$478	$425	$465	$540	$332	$4,101
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial
Non-watch (1-6)	$374,041	$500,458	$326,503	$279,275	$320,291	$349,203	$501,585	$2,651,356
Watch (7-8)	3,481	4,432	10,259	9,294	15,788	9,245	17,828	70,327
Substandard Accrual (9)	—	39	2,864	385	108	524	—	3,920
Non-Accrual (10-11)	—	10,106	2,511	23,730	1,272	—	—	37,619
Total	$377,522	$515,035	$342,137	$312,684	$337,459	$358,972	$519,413	$2,763,222
Accrued interest excluded from total	$1,615	$1,952	$1,005	$833	$714	$924	$1,642	$8,685
Current period gross charge-offs	$—	$—	$—	$37	$—	$16	$90	$143

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2025	2024	2023	2022	2021	Prior
	(In thousands)
December 31, 2025
Commercial and industrial
Non-watch (1-6)	$199,338	$188,309	$131,090	$115,518	$45,116	$140,699	$300,540	$1,120,610
Watch (7-8)	501	1,911	4,330	2,705	2,052	8,360	8,848	28,707
Substandard Accrual (9)	940	1,710	—	—	820	275	5,779	9,524
Non-Accrual (10-11)	—	—	—	—	—	—	—	—
Total	$200,779	$191,930	$135,420	$118,223	$47,988	$149,334	$315,167	$1,158,841
Accrued interest excluded from total	$564	$570	$477	$288	$95	$418	$1,139	$3,551
Current period gross charge-offs	$—	$—	$78	$—	$—	$—	$—	$78

Commercial real estate
Non-watch (1-6)	$204,584	$162,957	$167,203	$159,948	$66,116	$184,907	$56,611	$1,002,326
Watch (7-8)	—	823	4,162	13,887	—	4,840	625	24,337
Substandard Accrual (9)	3,348	—	396	—	126	652	—	4,522
Non-Accrual (10-11)	4,878	490	18,163	—	—	—	—	23,531
Total	$212,810	$164,270	$189,924	$173,835	$66,242	$190,399	$57,236	$1,054,716
Accrued interest excluded from total	$695	$555	$494	$624	$141	$703	$138	$3,350
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial
Non-watch (1-6)	$403,922	$351,266	$298,293	$275,466	$111,232	$325,606	$357,151	$2,122,936
Watch (7-8)	501	2,734	8,492	16,592	2,052	13,200	9,473	53,044
Substandard Accrual (9)	4,288	1,710	396	—	946	927	5,779	14,046
Non-Accrual (10-11)	4,878	490	18,163	—	—	—	—	23,531
Total	$413,589	$356,200	$325,344	$292,058	$114,230	$339,733	$372,403	$2,213,557
Accrued interest excluded from total	$1,259	$1,125	$971	$912	$236	$1,121	$1,277	$6,901
Current period gross charge-offs	$—	$—	$78	$—	$—	$—	$—	$78
For each of our mortgage and installment portfolio segment classes, we generally monitor credit quality based on the credit scores of the borrowers. These credit scores are generally updated semi-annually.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables summarize credit scores by loan class for our mortgage and installment loan portfolio segments at September 30, 2026 and December 31, 2025, and gross loan charge-offs during the nine month periods ended September 30, 2026 and 2025:

	Mortgage (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2026	2025	2024	2023	2022	Prior
	(In thousands)
September 30, 2026
1-4 family owner occupied - jumbo
800 and above	$12,595	$12,909	$3,129	$10,881	$34,413	$87,331	$1,532	$162,790
750-799	33,565	50,149	23,421	18,556	90,584	243,702	1,773	461,750
700-749	11,853	25,238	7,545	8,539	32,115	78,029	—	163,319
650-699	3,598	9,671	8,747	4,181	13,644	31,379	—	71,220
600-649	—	743	488	4,842	545	6,797	664	14,079
550-599	—	1,917	—	1,988	4,566	3,836	—	12,307
500-549	—	—	—	—	707	1,829	—	2,536
Under 500	—	—	—	—	679	658	1,500	2,837
Total	$61,611	$100,627	$43,330	$48,987	$177,253	$453,561	$5,469	$890,838
Accrued interest excluded from total	$246	$511	$199	$243	$544	$1,106	$17	$2,866
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family owner occupied - non-jumbo
800 and above	$3,663	$3,402	$3,080	$4,894	$11,326	$28,377	$7,269	$62,011
750-799	7,175	9,892	6,471	10,851	27,511	62,030	15,271	139,201
700-749	977	3,734	4,591	4,223	8,317	29,790	5,324	56,956
650-699	1,907	2,326	1,099	1,938	6,286	20,498	1,784	35,838
600-649	308	262	319	873	2,748	8,692	295	13,497
550-599	—	394	307	526	1,556	7,078	24	9,885
500-549	—	—	389	—	838	5,575	—	6,802
Under 500	—	—	—	—	635	2,083	—	2,718
Total	$14,030	$20,010	$16,256	$23,305	$59,217	$164,123	$29,967	$326,908
Accrued interest excluded from total	$69	$327	$63	$85	$174	$454	$206	$1,378
Current period gross charge-offs	$—	$—	$—	$—	$—	$5	$—	$5

1-4 family non-owner occupied
800 and above	$1,750	$3,392	$5,536	$3,095	$4,281	$20,479	$907	$39,440
750-799	13,525	8,087	7,378	7,688	11,672	49,784	1,802	99,936
700-749	2,686	7,135	3,806	2,456	5,453	12,798	1,588	35,922
650-699	1,066	1,817	917	145	482	11,276	339	16,042
600-649	181	—	388	—	—	2,267	—	2,836
550-599	—	—	—	—	—	1,003	2	1,005
500-549	—	—	—	—	—	314	—	314
Under 500	—	—	—	—	365	41	—	406
Total	$19,208	$20,431	$18,025	$13,384	$22,253	$97,962	$4,638	$195,901
Accrued interest excluded from total	$65	$94	$99	$68	$77	$258	$28	$689
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Mortgage - continued (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2026	2025	2024	2023	2022	Prior
	(In thousands)
September 30, 2026 - continued
1-4 family - 2nd lien
800 and above	$1,288	$1,252	$265	$420	$613	$1,873	$17,429	$23,140
750-799	1,512	3,559	3,435	2,002	1,161	5,615	68,087	85,371
700-749	1,338	2,519	797	1,036	1,319	3,170	33,879	44,058
650-699	414	732	621	401	310	1,593	9,566	13,637
600-649	—	—	221	426	36	888	3,401	4,972
550-599	—	20	91	201	286	504	719	1,821
500-549	—	—	11	302	90	675	643	1,721
Under 500	—	—	23	150	84	488	80	825
Total	$4,552	$8,082	$5,464	$4,938	$3,899	$14,806	$133,804	$175,545
Accrued interest excluded from total	$8	$25	$20	$19	$13	$48	$813	$946
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Resort lending
800 and above	$—	$—	$—	$—	$—	$4,037	$—	$4,037
750-799	75	120	—	20	98	9,028	—	9,341
700-749	—	—	—	—	260	4,058	—	4,318
650-699	—	—	—	—	—	4,524	—	4,524
600-649	—	—	—	—	—	463	—	463
550-599	—	—	—	—	—	—	—	—
500-549	—	—	—	—	—	368	—	368
Under 500	—	—	—	—	—	—	—	—
Total	$75	$120	$—	$20	$358	$22,478	$—	$23,051
Accrued interest excluded from total	$—	$1	$—	$—	$1	$98	$—	$100
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Mortgage
800 and above	$19,296	$20,955	$12,010	$19,290	$50,633	$142,097	$27,137	$291,418
750-799	55,852	71,807	40,705	39,117	131,026	370,159	86,933	795,599
700-749	16,854	38,626	16,739	16,254	47,464	127,845	40,791	304,573
650-699	6,985	14,546	11,384	6,665	20,722	69,270	11,689	141,261
600-649	489	1,005	1,416	6,141	3,329	19,107	4,360	35,847
550-599	—	2,331	398	2,715	6,408	12,421	745	25,018
500-549	—	—	400	302	1,635	8,761	643	11,741
Under 500	—	—	23	150	1,763	3,270	1,580	6,786
Total	$99,476	$149,270	$83,075	$90,634	$262,980	$752,930	$173,878	$1,612,243
Accrued interest excluded from total	$388	$958	$381	$415	$809	$1,964	$1,064	$5,979
Current period gross charge-offs	$—	$—	$—	$—	$—	$5	$—	$5

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Mortgage - continued (1)
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis	Total
	2025	2024	2023	2022	2021	Prior
	(In thousands)
December 31, 2025 - (continued)
1-4 family - 2nd lien
800 and above	$1,256	$367	$351	$461	$789	$1,454	$16,797	$21,475
750-799	3,122	2,528	2,142	1,830	2,006	3,651	56,532	71,811
700-749	2,759	1,225	1,310	1,505	1,502	2,454	29,585	40,340
650-699	805	367	339	454	285	1,517	11,914	15,681
600-649	—	141	124	107	250	525	2,157	3,304
550-599	—	41	225	72	53	650	1,770	2,811
500-549	—	16	423	108	200	537	417	1,701
Under 500	—	—	154	111	—	209	—	474
Total	$7,942	$4,685	$5,068	$4,648	$5,085	$10,997	$119,172	$157,597
Accrued interest excluded from total	$23	$18	$22	$19	$13	$37	$767	$899
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Resort lending
800 and above	$—	$—	$—	$—	$524	$4,127	$—	$4,651
750-799	121	—	22	366	156	10,704	—	11,369
700-749	—	—	—	—	484	3,644	—	4,128
650-699	—	—	—	—	—	5,148	—	5,148
600-649	—	—	—	—	—	955	—	955
550-599	—	—	—	—	—	—	—	—
500-549	—	—	—	—	—	357	—	357
Under 500	—	—	—	—	—	—	—	—
Total	$121	$—	$22	$366	$1,164	$24,935	$—	$26,608
Accrued interest excluded from total	$1	$—	$—	$1	$3	$117	$—	$122
Current period gross charge-offs	$—	$—	$—	$—	$—	$86	$—	$86

Total Mortgage
800 and above	$20,619	$8,735	$21,018	$58,066	$76,861	$66,192	$24,021	$275,512
750-799	77,385	52,753	46,670	131,880	218,762	139,245	73,398	740,093
700-749	26,653	20,486	18,222	45,671	82,088	68,692	37,423	299,235
650-699	12,117	7,606	10,319	25,498	21,693	41,692	15,402	134,327
600-649	1,633	2,017	1,906	3,964	5,434	15,538	2,325	32,817
550-599	—	41	607	7,170	2,418	10,954	1,811	23,001
500-549	—	16	1,696	4,335	1,749	8,355	477	16,628
Under 500	—	85	154	713	242	2,014	—	3,208
Total	$138,407	$91,739	$100,592	$277,297	$409,247	$352,682	$154,857	$1,524,821
Accrued interest excluded from total	$631	$464	$483	$838	$935	$1,131	$1,021	$5,503
Current period gross charge-offs	$—	$—	$—	$19	$6	$101	$—	$126
(1)Credit scores have been updated within the last twelve months.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Installment (1)
	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Total
	(In thousands)
September 30, 2026
Boat lending
800 and above	$9,107	$4,222	$3,851	$4,700	$6,045	$14,444	$42,369
750-799	31,165	25,616	16,179	19,018	19,699	38,432	150,109
700-749	11,728	13,978	8,127	7,325	7,773	15,961	64,892
650-699	1,315	2,156	1,933	2,079	2,518	4,679	14,680
600-649	14	708	592	238	893	1,289	3,734
550-599	—	—	105	280	252	729	1,366
500-549	—	14	198	50	158	382	802
Under 500	—	—	—	88	—	73	161
Unknown	—	—	—	—	—	—	—
Total	$53,329	$46,694	$30,985	$33,778	$37,338	$75,989	$278,113
Accrued interest excluded from total	$163	$163	$113	$136	$80	$164	$819
Current period gross charge-offs	$—	$—	$34	$65	$61	$43	$203

Recreational vehicle lending
800 and above	$1,583	$536	$1,703	$2,672	$7,400	$12,556	$26,450
750-799	3,486	3,143	6,016	7,739	25,968	37,306	83,658
700-749	977	1,048	3,108	3,153	10,227	16,648	35,161
650-699	257	272	770	1,853	3,136	5,662	11,950
600-649	—	36	350	599	798	2,327	4,110
550-599	—	46	270	177	999	1,360	2,852
500-549	—	—	42	23	471	1,084	1,620
Under 500	—	11	63	167	210	352	803
Unknown	—	—	—	—	—	—	—
Total	$6,303	$5,092	$12,322	$16,383	$49,209	$77,295	$166,604
Accrued interest excluded from total	$20	$21	$49	$63	$128	$169	$450
Current period gross charge-offs	$—	$—	$66	$16	$146	$656	$884

Other
800 and above	$2,716	$837	$995	$851	$1,421	$1,207	$8,027
750-799	9,205	8,200	4,034	3,579	3,082	5,499	33,599
700-749	5,886	4,825	3,306	1,900	1,552	3,853	21,322
650-699	2,934	1,806	1,113	698	738	1,651	8,940
600-649	163	404	372	295	279	499	2,012
550-599	19	57	223	163	260	312	1,034
500-549	—	64	260	156	67	277	824
Under 500	—	14	44	24	17	30	129
Unknown	1,080	—	—	—	—	—	1,080
Total	$22,003	$16,207	$10,347	$7,666	$7,416	$13,328	$76,967
Accrued interest excluded from total	$133	$48	$41	$26	$16	$61	$325
Current period gross charge-offs	$1,098	$42	$43	$37	$32	$51	$1,303

Total installment
800 and above	$13,406	$5,595	$6,549	$8,223	$14,866	$28,207	$76,846
750-799	43,856	36,959	26,229	30,336	48,749	81,237	267,366
700-749	18,591	19,851	14,541	12,378	19,552	36,462	121,375
650-699	4,506	4,234	3,816	4,630	6,392	11,992	35,570
600-649	177	1,148	1,314	1,132	1,970	4,115	9,856
550-599	19	103	598	620	1,511	2,401	5,252
500-549	—	78	500	229	696	1,743	3,246
Under 500	—	25	107	279	227	455	1,093
Unknown	1,080	—	—	—	—	—	1,080
Total	$81,635	$67,993	$53,654	$57,827	$93,963	$166,612	$521,684
Accrued interest excluded from total	$316	$232	$203	$225	$224	$394	$1,594
Current period gross charge-offs	$1,098	$42	$143	$118	$239	$750	$2,390

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Installment - continued (1)
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
	(In thousands)
December 31, 2025
Boat lending
800 and above	$7,160	$4,306	$5,878	$7,190	$8,111	$11,036	$43,681
750-799	32,694	21,095	23,561	23,385	19,814	27,759	148,308
700-749	11,208	10,315	8,793	9,887	7,279	10,511	57,993
650-699	2,418	2,569	2,482	2,312	2,609	3,743	16,133
600-649	907	366	598	808	622	798	4,099
550-599	33	188	118	275	383	552	1,549
500-549	—	137	87	97	183	169	673
Under 500	—	35	35	—	—	6	76
Unknown	—	—	—	—	—	—	—
Total	$54,420	$39,011	$41,552	$43,954	$39,001	$54,574	$272,512
Accrued interest excluded from total	$185	$151	$149	$96	$85	$112	$778
Current period gross charge-offs	$—	$13	$—	$247	$28	$79	$367

Recreational vehicle lending
800 and above	$771	$1,690	$2,923	$8,205	$8,940	$7,788	$30,317
750-799	3,706	7,485	10,133	30,410	27,020	17,972	96,726
700-749	1,498	3,830	3,849	11,937	12,930	7,192	41,236
650-699	287	987	1,862	3,865	4,747	2,234	13,982
600-649	26	276	576	1,143	1,858	833	4,712
550-599	—	129	222	622	968	614	2,555
500-549	—	55	54	469	663	292	1,533
Under 500	—	75	121	292	251	57	796
Unknown	—	—	—	—	—	—	—
Total	$6,288	$14,527	$19,740	$56,943	$57,377	$36,982	$191,857
Accrued interest excluded from total	$26	$54	$71	$138	$125	$82	$496
Current period gross charge-offs	$—	$11	$140	$232	$399	$109	$891

Other
800 and above	$1,460	$900	$1,168	$1,408	$641	$933	$6,510
750-799	9,471	6,202	5,214	4,275	2,546	4,423	32,131
700-749	6,281	4,067	2,872	2,569	1,990	3,251	21,030
650-699	3,470	1,473	989	851	545	1,305	8,633
600-649	184	483	405	470	276	460	2,278
550-599	23	200	267	250	93	192	1,025
500-549	7	195	128	179	124	224	857
Under 500	—	48	14	91	35	32	220
Unknown	854	—	—	—	—	—	854
Total	$21,750	$13,568	$11,057	$10,093	$6,250	$10,820	$73,538
Accrued interest excluded from total	$72	$57	$43	$26	$16	$60	$274
Current period gross charge-offs	$1,092	$38	$32	$58	$29	$65	$1,314

Total installment
800 and above	$9,391	$6,896	$9,969	$16,803	$17,692	$19,757	$80,508
750-799	45,871	34,782	38,908	58,070	49,380	50,154	277,165
700-749	18,987	18,212	15,514	24,393	22,199	20,954	120,259
650-699	6,175	5,029	5,333	7,028	7,901	7,282	38,748
600-649	1,117	1,125	1,579	2,421	2,756	2,091	11,089
550-599	56	517	607	1,147	1,444	1,358	5,129
500-549	7	387	269	745	970	685	3,063
Under 500	—	158	170	383	286	95	1,092
Unknown	854	—	—	—	—	—	854
Total	$82,458	$67,106	$72,349	$110,990	$102,628	$102,376	$537,907
Accrued interest excluded from total	$283	$262	$263	$260	$226	$254	$1,548
Current period gross charge-offs	$1,092	$62	$172	$537	$456	$253	$2,572
(1)Credit scores have been updated within the last twelve months.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Foreclosed residential real estate properties included in other real estate and repossessed assets, net on our interim Condensed Consolidated Statements of Financial Condition totaled $0.7 million and $0.8 million at September 30, 2026 and December 31, 2025, respectively. Retail mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements totaled $2.0 million and $1.9 million at September 30, 2026 and December 31, 2025, respectively.
During the three and nine month periods ended September 30, 2026, we sold $2.2 million and $5.2 million, respectively, of portfolio residential mortgage loans servicing retained and recognized a gain on sale of $0.03 million and $0.11 million, respectively. During the three and nine month periods ended September 30, 2025, we sold $4.5 million and $19.9 million, respectively, of portfolio residential mortgage loans servicing retained and recognized a gain on sale of $0.07 million and $0.37 million, respectively. These gains are included in net gains (losses) on assets - mortgage loans on our interim Condensed Consolidated Statements of Operations. These transactions were done primarily for asset/liability management purposes.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
5.    Shareholders’ Equity and Earnings Per Common Share
On December 16, 2025, our Board of Directors authorized a share repurchase plan (the “Repurchase Plan”) to buy back up to 1,100,000 shares of our outstanding common stock through December 31, 2026. Shares may be repurchased through open market transactions, or through other means, such as privately negotiated transactions. The timing and amount of any share repurchases will depend on a variety of factors, including, among others, securities law restrictions, the trading price of our common stock, regulatory requirements, potential alternative uses for capital, and our financial performance. During both the three and nine month periods ended September 30, 2026, we repurchased 119,425 shares of common stock, respectively for an aggregate purchase price of $4.16 million. During the three and nine month periods ended September 30, 2025 there were 13,732 and 266,008 shares of common stock repurchased, respectively, for an aggregate purchase price of $0.41 million and $7.77 million, respectively.
A reconciliation of basic and diluted net income per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Net income	$17,850	$17,502	$53,530	$49,969

Weighted average shares outstanding (1)	22,136	20,702	21,111	20,797
Stock units for deferred compensation plan for non-employee directors	185	173	182	175
Performance share units	26	28	24	27
Effect of stock options	—	2	—	2
Weighted average shares outstanding for calculation of diluted earnings per share	22,347	20,905	21,317	21,001

Net income per common share
Basic (1)	$0.81	$0.85	$2.54	$2.40
Diluted	$0.80	$0.84	$2.51	$2.38
(1)Basic net income per common share includes weighted average common shares outstanding during the period.
Weighted average stock options outstanding that were not considered in computing diluted net income per common share because they were anti-dilutive were zero for the three and nine month periods ended September 30, 2026 and 2025, respectively.

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
Our derivative financial instruments according to the type of hedge in which they are designated follows:

	September 30, 2026
	Notional Amount	Average Maturity (years)	Fair Value
	(Dollars in thousands)
Fair value hedge designation
Pay-fixed interest rate swap agreement - commercial	$4,925	2.6	$277
Pay-fixed interest rate swap agreements - securities available for sale	148,895	1.1	6,087
Interest rate cap agreements - securities available for sale	40,970	1.6	214
Total	$194,790	1.2	$6,578

Cash flow hedge designation
Interest rate floor agreements - commercial	$525,000	2.3	$2,205
Interest rate cap agreements - short-term funding liabilities	50,000	1.4	357
Total	575,000	2.2	2,562

No hedge designation
Rate-lock mortgage loan commitments	$24,545	0.1	$(7)
Mandatory commitments to sell mortgage loans	34,536	0.1	514
Pay-fixed interest rate swap agreements - commercial	721,562	4.1	24,816
Pay-variable interest rate swap agreements - commercial	721,562	4.1	(24,816)
Total	$1,502,205	3.9	$507

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

We have entered into pay-fixed interest rate swaps and caps to protect a portion of the fair value of a certain fixed rate commercial loan and certain mortgage and installment loans (‘‘Fair Value Hedge – Portfolio Loans’’). As a result, changes in the fair values of the pay-fixed interest rate swaps and caps are expected to offset changes in the fair values of the fixed rate portfolio loans due to fluctuations in interest rates. We record the fair values of Fair Value Hedge – Portfolio Loans in accrued income and other assets and accrued expenses and other liabilities on our interim Condensed Consolidated Statements of Financial Condition. The hedged items (a fixed rate commercial loan and certain fixed rate mortgage and installment loans) are also recorded at fair value which offsets the adjustment to the Fair Value Hedge – Portfolio Loans. On an ongoing basis, we adjust our interim Condensed Consolidated Statements of Financial Condition to reflect the then current fair values of both the Fair Value Hedge – Portfolio Loans and the hedged items. The related gains or losses are reported in interest income – interest and fees on loans in our interim Condensed Consolidated Statements of Operations. During the third quarter of 2026 we terminated $25.0 million of Fair Value Hedges - Portfolio Loans. During the second quarter of 2026 we terminated $50.0 million of Fair Value Hedges - Portfolio Loans. During the first quarter of 2026 we terminated $87.0 million of Fair Value Hedges - Portfolio Loans. The remaining unrealized losses on these terminated fair value hedges of $0.24 million as of September 30, 2026 are being amortized into earnings over their original life ranging from November, 2026 to June, 2027. During the second quarter of 2023 we terminated an interest rate cap accounted for as a fair value hedge that was previously hedging certain installment loans. The remaining unrealized gain on this terminated interest rate cap of $0.08 million as of September 30, 2026 is being amortized into earnings over the original life of the interest rate cap which was February, 2030.

We have entered into pay-fixed interest rate swap and interest rate cap agreements to protect a portion of the fair value of certain securities available for sale (‘‘Fair Value Hedge – AFS Securities’’). As a result, the change in the fair value of the

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

For Cash Flow Hedges, it is anticipated that as of September 30, 2026, $2.6 million will be reclassified from accumulated other comprehensive loss as a reduction to earnings over the next twelve months. The maximum term of any Cash Flow Hedge at September 30, 2026 is 4.6 years.
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following tables illustrate the impact that the derivative financial instruments discussed above have on individual line items in the interim Condensed Consolidated Statements of Financial Condition for the periods presented:
Fair Values of Derivative Instruments

	Asset Derivatives				Liability Derivatives
	September 30, 2026		December 31, 2025		September 30, 2026		December 31, 2025
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives designated as hedging instruments
Pay-fixed interest rate swap agreements	Other assets	$6,364	Other assets	$7,114	Other liabilities	$—	Other liabilities	$2,026
Interest rate cap agreements	Other assets	571	Other assets	78	Other liabilities	—	Other liabilities	—
Interest rate floor agreements	Other assets	2,205	Other assets	4,669	Other liabilities	—	Other liabilities	—
		9,140		11,861		—		2,026
Derivatives not designated as hedging instruments
Rate-lock mortgage loan commitments	Other assets	—	Other assets	230	Other liabilities	7	Other liabilities	—
Mandatory commitments to sell mortgage loans	Other assets	514	Other assets	—	Other liabilities	—	Other liabilities	32
Pay-fixed interest rate swap agreements - commercial	Other assets	24,876	Other assets	7,074	Other liabilities	60	Other liabilities	10,419
Pay-variable interest rate swap agreements - commercial	Other assets	60	Other assets	10,419	Other liabilities	24,876	Other liabilities	7,074
		25,450		17,723		24,943		17,525
Total derivatives		$34,590		$29,584		$24,943		$19,551

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The effect of derivative financial instruments on the interim Condensed Consolidated Statements of Operations follows:

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Gain (Loss) Recognized in Income
	Three Month Periods Ended September 30,			Three Month Periods Ended September 30,		Location of Gain (Loss) Recognized in Income	Three Month Periods Ended September 30,
	2026	2025		2026	2025		2026	2025
							(In thousands)
Fair Value Hedges
Pay-fixed interest rate swap agreement - commercial						Interest and fees on loans	$63	$(25)
Pay-fixed interest rate swap agreements - securities available for sale						Interest on securities	(308)	(1,162)
Pay-fixed interest rate swap agreements - Installment						Interest and fees on loans	26	(15)
Pay-fixed interest rate swap agreements - Mortgage						Interest and fees on loans	118	(91)
Interest rate cap agreements - securities available for sale	$95	$(43)	Interest on securities	$(55)	$(55)	Interest on securities	—	—
Total	$95	$(43)		$(55)	$(55)		$(101)	$(1,293)

Cash Flow Hedges
Interest rate floor agreements - commercial	$(1,666)	$(1,046)	Interest and fees on loans	$(481)	$(551)	Interest and fees on loans	$(481)	$(551)
Interest rate cap agreements - short-term funding liabilities	200	(93)	Interest expense	(33)	(4)	Interest expense	(33)	(4)
Total	$(1,466)	$(1,139)		$(514)	$(555)		$(514)	$(555)

No hedge designation
Rate-lock mortgage loan commitments						Net gains on mortgage loans	$(309)	$(184)
Mandatory commitments to sell mortgage loans						Net gains on mortgage loans	520	171
Pay-fixed interest rate swap agreements - commercial						Interest and fees on loans	18,822	(1,879)
Pay-variable interest rate swap agreements - commercial						Interest and fees on loans	(18,822)	1,879
Total							$211	$(13)

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Gain (Loss) Recognized in Income
	Nine Month Periods Ended September 30,			Nine Month Periods Ended September 30,		Location of Gain (Loss) Recognized in Income	Nine Month Periods Ended September 30,
	2026	2025		2026	2025		2026	2025
							(In thousands)
Fair Value Hedges
Pay-fixed interest rate swap agreement - commercial						Interest and fees on loans	$102	$(172)
Pay-fixed interest rate swap agreements - securities available for sale						Interest on securities	(836)	(5,334)
Pay-fixed interest rate swap agreements - installment						Interest and fees on loans	824	(994)
Pay-fixed interest rate swap agreements - mortgage						Interest and fees on loans	1,186	(1,555)
Interest rate cap agreements - securities available for sale	$149	$(283)	Interest on securities	$(163)	$(172)	Interest on securities	—	—
Total	$149	$(283)		$(163)	$(172)		$1,276	$(8,055)

Cash Flow Hedges
Interest rate floor agreements - commercial	$(4,614)	$91	Interest and fees on loans	$(1,044)	$(1,363)	Interest and fees on loans	$(1,044)	$(1,363)
Interest rate cap agreements - short-term funding liabilities	311	(293)	Interest expense	(79)	(8)	Interest expense	(79)	(8)
Total	$(4,303)	$(202)		$(1,123)	$(1,371)		$(1,123)	$(1,371)

No hedge designation
Rate-lock mortgage loan commitments						Net gains on mortgage loans	$(237)	$87
Mandatory commitments to sell mortgage loans						Net gains on mortgage loans	546	(23)
Pay-fixed interest rate swap agreements - commercial						Interest and fees on loans	28,161	(16,747)
Pay-variable interest rate swap agreements - commercial						Interest and fees on loans	(28,161)	16,747
Total							$309	$64

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7.    Goodwill and Other Intangibles
The following table summarizes the gross carrying amount and accumulated amortization of other intangible assets:

	September 30, 2026		December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)

Amortized intangible assets - core deposits	$28,584	$12,018	$11,916	$10,915
Amortized intangible assets - non-compete agreement	$523	$44	$—	$—
Unamortized intangible assets - goodwill	$50,219		$28,300
The $16.7 million and $21.9 million increases in gross carrying amount of core deposit intangibles and goodwill, respectively, reflect our acquisition of HCB Financial Corp. (see note #18). In connection with the acquisition, we also recognized a $0.5 million non-compete agreement intangible asset.
The full amount of the non-compete intangible asset is being amortized over the 3 year term of the non-compete agreement.
Goodwill is assessed for impairment on an annual basis as of December 31, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment is made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. For the nine months ended September 30, 2026 and 2025 no event occurred that indicated an impairment of goodwill may exist.
A summary of estimated core deposits and non-compete agreement intangible amortization at September 30, 2026 follows:

(In thousands)

Three months ending December 31, 2026	$916
2027	3,488
2028	2,857
2029	2,360
2030	1,970
2031	1,667
2032 and thereafter	3,787
Total	$17,045
8.    Share Based Compensation
We maintain share based payment plans that include a non-employee director stock purchase plan and a long-term incentive plan that permits the issuance of share based compensation, including stock options and non-vested share awards. The long-term incentive plan, which is shareholder approved, permits the grant of additional share based awards for up to 0.2 million shares of common stock as of September 30, 2026. The non-employee director stock purchase plan permits the issuance of additional share based payments for up to 0.04 million shares of common stock as of September 30, 2026. Share based awards and payments are measured at fair value at the date of grant and are expensed over the requisite service period. Common shares issued upon exercise of stock options come from currently authorized but unissued shares.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
A summary of restricted stock and performance stock units (“PSU”) granted pursuant to our long-term incentive plan follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Restricted stock	13,042	—	79,847	53,019
PSU	—	—	16,859	16,364
The shares of restricted stock and PSUs shown in the above table cliff vest after a period of three years. The performance criteria of the PSUs is split evenly between a comparison of (i) our total shareholder return and (ii) our return on average assets each over the three year period starting on the grant date to these same criteria over that period to an index of our banking peers.
Our directors may elect to receive all or a portion of their cash retainer fees in the form of common stock (either on a current basis or on a deferred basis) pursuant to the non-employee director stock purchase plan referenced above. Shares equal in value to that portion of each director’s fees that he or she has elected to receive in stock on a current basis are issued each quarter and vest immediately. Shares issued on a deferred basis are credited at the rate of 90% of the current fair value of our common stock and vest immediately. During the nine month periods ended September 30, 2026 and 2025 we issued 0.005 million and 0.006 million shares, respectively and expensed their value during those same periods.
Total compensation expense recognized for grants pursuant to our long-term incentive plan was $0.6 million and $1.9 million during the three and nine month periods ended September 30, 2026, respectively, and was $0.5 million and $1.8 million during the same periods in 2025, respectively. The corresponding tax benefit relating to this expense was $0.1 million and $0.4 million for the three and nine month periods ended September 30, 2026, respectively and $0.1 million and $0.4 million for the same periods in 2025. Total expense recognized for non-employee director share based payments was $0.07 million and $0.18 million during the three and nine month periods ended September 30, 2026, respectively, and was $0.07 million and $0.19 million during the same periods in 2025, respectively. The corresponding tax benefit relating to this expense was $0.02 million and $0.04 million for the three and nine month periods ended September 30, 2026, respectively and $0.02 million and $0.04 million during the same periods in 2025.
A summary of outstanding non-vested stock and related transactions follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2026	250,213	$27.70
Granted	96,706	37.10
Vested	(90,492)	23.81
Forfeited	(9,714)	32.80
Outstanding at September 30, 2026	246,713	$32.81
At September 30, 2026, the total expected compensation cost related to non-vested restricted stock and PSUs not yet recognized was $4.2 million. The weighted-average period over which this amount will be recognized is 2.1 years.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
A summary of outstanding stock option grants and related transactions follows:

	Number of Shares	Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregated Intrinsic Value
				(In thousands)
Outstanding at January 1, 2026	2,790	$13.43
Granted	—
Exercised	(2,790)	13.43
Forfeited	—
Expired	—
Outstanding at September 30, 2026	—	$—	0	$—

Vested and expected to vest at September 30, 2026	—	$—	0	$—
Exercisable at September 30, 2026	—	$—	0	$—

Certain information regarding options exercised during the periods follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Intrinsic value	$—	$—	$55	$64
Cash proceeds received	$—	$—	$—	$—
Tax benefit realized	$—	$—	$12	$13
9.    Income Tax
Income tax expense was $3.6 million and $3.7 million during the three month periods ended September 30, 2026 and 2025, respectively and $10.9 million and $11.0 million during the nine months ended September 30, 2026 and 2025, respectively. Our actual federal income tax expense is different than the amount computed by applying our statutory income tax rate to our income before income tax primarily due to tax-exempt interest income and tax-exempt income from the increase in the cash surrender value on life insurance. In addition, income tax expense for the three month periods ending September 30, 2026 and 2025 included reductions of zero and $0.01 million, respectively, and income tax expense for the nine months ended September 30, 2026 and 2025 included reductions of $0.31 million and $0.31 million, respectively, related to the impact of the excess value of stock awards that vested and stock options that were exercised as compared to the initial fair values that were expensed.
We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. The ultimate realization of this asset is primarily based on generating future income. We concluded at September 30, 2026, December 31, 2025 and September 30, 2025, that the realization of substantially all of our deferred tax assets continues to be more likely than not.
At both September 30, 2026 and December 31, 2025, we had approximately $0.2 million, respectively, of gross unrecognized tax benefits. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the remainder of 2026.
10.    Regulatory Matters
Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends our Banks can pay to us. Under these guidelines, the amount of dividends that may be paid in any calendar

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
year is limited to the Banks' current year net profits, combined with the retained net profits of the preceding two years. Further, the Banks cannot pay a dividend at any time that they have negative undivided profits. As of September 30, 2026, the Banks had positive undivided profits of $250.7 million. It is not our intent to have dividends paid in amounts that would reduce the capital of our Banks to levels below those which we consider prudent or that would not be in accordance with guidelines of regulatory authorities.
We are also subject to various regulatory capital requirements. The prompt corrective action regulations establish quantitative measures to ensure capital adequacy and require minimum amounts and ratios of total, Tier 1, and common equity Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets. Failure to meet minimum capital requirements can result in certain mandatory, and possibly discretionary, actions by regulators that could have a material effect on our interim condensed consolidated financial statements. In addition, capital adequacy rules include a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets that applies to all supervised financial institutions. To avoid limits on capital distributions and certain discretionary bonus payments we must meet the minimum ratio for adequately capitalized institutions plus the buffer. Under capital adequacy guidelines, we must meet specific capital requirements that involve quantitative measures as well as qualitative judgments by the regulators. The most recent regulatory filings as of September 30, 2026 and December 31, 2025, categorized our Banks as well capitalized and exceeding the minimum ratio for adequately capitalized institutions plus the capital conservation buffer. Management is not aware of any conditions or events that would have changed the most recent Federal Deposit Insurance Corporation (“FDIC”) categorization.
Our actual capital amounts and ratios follow (1):

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Actual		Minimum for Adequately Capitalized Institutions		Minimum for Well-Capitalized Institutions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2026
Total capital to risk-weighted assets
Consolidated	$684,126	13.23%	$413,733	8.00%	NA	NA
Independent Bank	601,142	12.43	386,987	8.00	$483,734	10.00%
Highpoint Community Bank	47,047	13.39%	28,109	8.00%	35,136	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	619,280	11.97%	310,300	6.00%	NA	NA
Independent Bank	540,488	11.17%	290,241	6.00%	386,987	8.00%
Highpoint Community Bank	42,648	12.14%	21,081	6.00%	28,109	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	580,589	11.23%	232,725	4.50%	NA	NA
Independent Bank	540,488	11.17%	217,680	4.50%	314,427	6.50%
Highpoint Community Bank	42,648	12.14%	15,811	4.50%	22,838	6.50%

Tier 1 capital to average assets
Consolidated	619,280	9.96%	248,812	4.00%	NA	NA
Independent Bank	540,488	9.46%	228,467	4.00%	285,583	5.00%
Highpoint Community Bank	42,648	7.23%	23,592	4.00%	29,490	5.00%

December 31, 2025
Total capital to risk-weighted assets
Consolidated	621,506	13.59	365,958	8.00	NA	NA
Independent Bank	570,750	12.49%	365,463	8.00%	456,829	10.00%

Tier 1 capital to risk-weighted assets
Consolidated	564,180	12.33	274,468	6.00	NA	NA
Independent Bank	513,500	11.24%	274,098	6.00%	365,463	8.00%

Common equity tier 1 capital to risk-weighted assets
Consolidated	525,540	11.49	205,851	4.50	NA	NA
Independent Bank	513,500	11.24%	205,573	4.50%	296,939	6.50%

Tier 1 capital to average assets
Consolidated	564,180	10.27	219,663	4.00	NA	NA
Independent Bank	513,500	9.36	219,422	4.00	$274,278	5.00%
_______________________________________

(1)	These ratios do not reflect a capital conservation buffer of 2.50% at September 30, 2026 and December 31, 2025.
NA - Not applicable

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The components of our regulatory capital are as follows:

	Consolidated		Independent Bank		Highpoint Community Bank
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026
	(In thousands)
Total shareholders' equity	$577,296	$502,951	$502,631	$490,911	$77,212
Add (deduct)
Accumulated other comprehensive loss for regulatory purposes	67,216	51,890	67,292	51,890	(76)
Goodwill and other intangibles	(63,923)	(29,301)	(29,435)	(29,301)	(34,488)
Common equity tier 1 capital	580,589	525,540	540,488	513,500	42,648
Qualifying trust preferred securities	38,691	38,640	—	—	—
Tier 1 capital	619,280	564,180	540,488	513,500	42,648
Allowance for credit losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	64,846	57,326	60,654	57,250	4,399
Total risk-based capital	$684,126	$621,506	$601,142	$570,750	$47,047

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
	(In thousands)
September 30, 2026:
Measured at Fair Value on a Recurring Basis
Assets
Securities available for sale
U.S. agency	9,313	—	9,313	—
U.S. agency residential mortgage-backed	90,847	—	90,847	—
U.S. agency commercial mortgage-backed	5,908	—	5,908	—
Private label mortgage-backed	26,440	—	26,440	—
Other asset backed	93,851	—	93,851	—
Obligations of states and political subdivisions	257,133	—	257,133	—
Corporate	35,144	—	35,144	—
Trust preferred	980	—	980	—
Loans held for sale	12,836	—	12,836	—
Capitalized mortgage loan servicing rights	37,839	—	—	37,839
Derivatives (1)	34,590	—	34,590	—
Liabilities
Derivatives (2)	24,943	—	24,943	—

Measured at Fair Value on a Non-recurring Basis:
Assets
Collateral dependent loans (3)
Commercial
Commercial and industrial	5,309	—	—	5,309
Commercial real estate	9,699	—	—	9,699
Mortgage
1-4 family owner occupied - non-jumbo	471	—	—	471
1-4 family non-owner occupied	54	—	—	54
1-4 family - 2nd lien	294	—	—	294
Installment
Boat lending	35	—	—	35
Recreational vehicle lending	71	—	—	71
Other	39	—	—	39
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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Changes in fair values for financial assets which we have elected the fair value option for the periods presented were as follows:

	Changes in Fair Values for the Nine Month Periods Ended September 30 for items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Net Gains (losses) on Assets	Mortgage Loan Servicing, net	Total Change in Fair Values Included in Current Period Earnings
	Mortgage Loans
	(In thousands)
2026
Loans held for sale	$(231)	$—	$(231)
Capitalized mortgage loan servicing rights	—	3,273	3,273

2025
Loans held for sale	38	—	38
Capitalized mortgage loan servicing rights	—	(4,984)	(4,984)
For those items measured at fair value pursuant to our election of the fair value option, interest income is recorded within the interim Condensed Consolidated Statements of Operations based on the contractual amount of interest income earned on these financial assets.
The following represent impairment charges recognized during the three and nine month periods ended September 30, 2026 and 2025 relating to assets measured at fair value on a non-recurring basis:
•Loans that are individually evaluated using the fair value of collateral for collateral dependent loans had a carrying amount of $16.0 million, which is net of a valuation allowance of $13.0 million at September 30, 2026, and had a carrying amount of $18.6 million, which is net of a valuation allowance of $6.8 million at December 31, 2025. The provision for credit losses included in our results of operations relating to collateral dependent loans was a net expense of $3.7 million and $1.3 million for the three month periods ending September 30, 2026 and 2025, respectively, and a net expense of $7.5 million and $3.3 million for the nine month periods ending September 30, 2026 and 2025, respectively.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
A reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) follows:

	Capitalized Mortgage Loan Servicing Rights
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Beginning balance	$33,949	$32,053	$31,493	$46,796
Total gains (losses) realized and unrealized:
Included in results of operations	2,428	(1,479)	3,273	(4,984)
Included in results of operations - gain on sale(1)	—	(61)	—	(233)
Included in other comprehensive loss	—	—	—	—
Purchases, issuances, settlements, maturities and calls	1,067	948	2,678	2,766
Mortgage servicing rights acquired in the acquisition of HCB Financial Corp.	395	—	395	—
Sales(1)	—	61	—	(12,823)
Transfers in and/or out of Level 3	—	—	—	—
Ending balance	$37,839	$31,522	$37,839	$31,522

Amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30	$2,428	$(1,479)	$3,273	$(4,984)
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

	Asset Fair Value	Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)
September 30, 2026
Capitalized mortgage loan servicing rights	$37,839	Present value of net servicing revenue	Discount rate	9.00% to 17.91%	9.75%
			Cost to service	$69 to $217	$79
			Ancillary income	20 to 30	20
			Float rate	5.09%	5.09%
			Prepayment rate	5.42% to 50.38%	7.59%
December 31, 2025
Capitalized mortgage loan servicing rights	$31,493	Present value of net servicing revenue	Discount rate	9.50% to 18.65%	9.94%
			Cost to service	$69 to $817	$80
			Ancillary income	20 to 30	20
			Float rate	3.75%	3.75%
			Prepayment rate	5.39% to 39.62%	9.60%

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Quantitative information about Level 3 fair value measurements measured on a non-recurring basis follows:

	Asset Fair Value		Valuation Technique	Unobservable Inputs	Range	Weighted Average
	(In thousands)
September 30, 2026
Collateral dependent loans
Commercial	$9,344	(1)
			Income approach	Discount rates used	9.3% to 30.0%	22.1%
			Income approach	Capitalization rate used	8.0 to 8.0	8.0
			Sales comparison approach	Adjustment for differences between comparable sales	(10.0) to 25.0	3.8
	5,368		Discounting financial statement and machinery and equipment appraised values	Discount rates used	— to 90.0	37.2
	296		Sales comparison approach	Adjustment for differences between comparable sales	8.0 to 42.0	29.8
Mortgage and Installment(2)	964		Sales comparison approach	Adjustment for differences between comparable sales	(22.0) to 13.5	2.2

December 31, 2025
Collateral dependent loans
Commercial	$9,826	(1)
			Income approach	Discount rates used	9.0% to 16.0%	13.5%
			Sales comparison approach	Adjustment for differences between comparable sales	(50.0) to 15.0	(0.6)
	7,010		Discounting financial statement and machinery and equipment appraised values	Discount rates used	40.0 to 65.0	47.2
	648		Sales comparison approach	Adjustment for differences between comparable sales	(18.0) to 65.0	8.7
Mortgage and Installment(2)	1,094		Sales comparison approach	Adjustment for differences between comparable sales	(17.7) to 16.9	0.2

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(1)	We have one commercial loan relationship that is cross collateralized by several properties whose appraisals used different valuation techniques.
(2)
In addition to the valuation techniques and unobservable inputs discussed above, at September 30, 2026 and December 31, 2025 certain collateral dependent installment loans totaling approximately $0.15 million and $0.37 million, respectively, are secured by collateral other than real estate. For the majority of these loans, we apply internal discount rates to industry valuation guides.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected for the periods presented.

	Aggregate Fair Value	Difference	Contractual Principal
	(In thousands)
Loans held for sale
September 30, 2026	$12,836	$(104)	$12,940
December 31, 2025	9,031	127	8,904

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

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The estimated recorded book balances and fair values follow:

			Fair Value Using
	Recorded Book Balance	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un- observable Inputs (Level 3)
	(In thousands)
September 30, 2026
Assets
Cash and due from banks	$68,275	$68,275	$68,275	$—	$—
Interest bearing deposits	113,540	113,540	113,540	—	—
Interest bearing deposits - time	746	746	—	746	—
Securities available for sale	519,616	519,616	—	519,616	—
Securities held to maturity	292,884	256,249	—	256,249	—
Federal Home Loan Bank and Federal
Reserve Bank Stock	20,452	NA	NA	NA	NA
Net loans and loans held for sale	4,836,261	4,555,805	—	12,836	4,542,969
Accrued interest receivable	21,141	21,141	132	4,751	16,258
Derivative financial instruments	34,590	34,590	—	34,590	—

Liabilities
Deposits with no stated maturity (1)	$4,586,999	$4,586,999	$4,586,999	$—	$—
Deposits with stated maturity (1)	934,393	930,019	—	930,019	—
Other borrowings	4,009	3,666	—	3,666	—
Subordinated debentures	39,915	40,809	—	40,809	—
Accrued interest payable	2,984	2,984	323	2,661	—
Derivative financial instruments	24,943	24,943	—	24,943	—

December 31, 2025
Assets
Cash and due from banks	$52,235	$52,235	$52,235	$—	$—
Interest bearing deposits	86,152	86,152	86,152	—	—
Securities available for sale	495,909	495,909	—	495,909	—
Securities held to maturity	309,523	282,830	—	282,830	—
Federal Home Loan Bank and Federal
Reserve Bank Stock	18,102	NA	NA	NA	NA
Net loans and loans held for sale	4,221,871	4,062,200	—	9,031	4,053,169
Accrued interest receivable	19,030	19,030	35	5,043	13,952
Derivative financial instruments	29,584	29,584	—	29,584	—

Liabilities
Deposits with no stated maturity (1)	$3,967,941	$3,967,941	$3,967,941	$—	$—
Deposits with stated maturity (1)	793,741	791,598	—	791,598	—
Other borrowings	77,003	76,680	—	76,680	—
Subordinated debentures	39,864	39,761	—	39,761	—
Accrued interest payable	1,892	1,892	316	1,576	—
Derivative financial instruments	19,551	19,551	—	19,551	—

(1)
Deposits with no stated maturity include reciprocal deposits with a recorded book balance of $868.722 million and $862.697 million at September 30, 2026 and December 31, 2025, respectively. Deposits with a stated maturity include reciprocal deposits with a recorded book balance of $183.767 million and $112.224 million at September 30, 2026 and December 31, 2025, respectively.

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
Litigation
We are involved in various litigation matters in the ordinary course of business, which currently include three putative class action complaints brought against Independent Bank alleging that its practice of charging overdraft and other fees was not consistent with the disclosures Independent Bank made to consumers. These lawsuits are similar to lawsuits that have recently been filed against other financial institutions pertaining to overdraft fee disclosures. No class has been certified in any of the putative class action complaints brought against Independent Bank, and we believe we have valid defenses to each of the claims that have been made. These three actions are being coordinated for pre-trial and other purposes.
During the quarter ended June 30, 2026, Independent Bank reached an agreement in principle to resolve these coordinated actions for $1.85 million, subject to the negotiation, execution, and delivery of definitive settlement documentation and preliminary and final approval by the court. There can be no assurance that definitive settlement documentation will be executed, that the court will approve the proposed settlement on its current or any other terms, or that the proposed settlement will become final and non-appealable. The proposed settlement does not constitute an admission of liability or wrongdoing by the Company or Independent Bank, and the Company and Independent Bank continue to deny the allegations. If the proposed settlement is not finalized or approved, we intend to continue to defend the actions vigorously.
As of September 30, 2026, we had accrued $1.85 million for losses we consider probable and reasonably estimable with respect to these matters. The accrual is reflected as Litigation Expense in the interim condensed consolidated statement of operations and in accrued expenses and other liabilities in the interim condensed consolidated statements of financial condition. Because of the inherent uncertainty of litigation and the fact that the proposed settlement remains subject to definitive documentation and court approval, it is reasonably possible that our ultimate loss could differ from the amount accrued.
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

With the completion of the exchange, we recorded a gain related to the Class C shares of $1.509 million based on the conversion privilege of those shares and the closing price of the Class A shares on May 8, 2026 (the exchange expiration date) of $318.79 per share. Subsequent to the exchange, we sold all of our Class C shares for net proceeds of $1.665 million. We held no Class C shares at September 30, 2026.
Because of the very limited liquidity for the Class B-2 shares (prior to completion of the exchange offer) and uncertainty regarding the likelihood, ultimate timing, and eventual exchange rate for Class B-2 shares into Class A shares, we were carrying these shares at zero (prior to the completion of the exchange offer), representing cost basis less impairment. In light of the continued uncertainty regarding the likelihood, ultimate timing, and eventual exchange rate for Class B-3 shares

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
into Class A shares, we are carrying the Class B-3 shares at zero at September 30, 2026 (we were carrying the Class B-2 shares at zero at December 31, 2025 as well), representing cost basis less impairment. However, given the current conversion ratio of 1.4773 Class A shares for every 1 Class B-3 share and the closing price of Visa Class A shares on October 29, 2026 of $410.54 per share, our 3,141 Class B-3 shares would have a current “value” of approximately $1.9 million.
As a condition to our participation in each of the two exchange offers made by Visa with respect to its Class B stock, we were required to enter into a Makewhole Agreement that will require us to reimburse Visa in certain circumstances if certain litigation in which Visa has been involved since 2008 results in damages significantly higher than Visa currently expects. Potential payments under the Makewhole Agreements are designed to equal the decline in value we would have experienced had we not participated in Visa’s exchange offers. Based on the disclosures that have been made by Visa regarding the status of this litigation and other circumstances relating to the exchange offers and potential future, similar exchange offers, we believe the likelihood we will have to make any payments under the Makewhole Agreement is remote and as such, no obligation has been accrued for related to this Makewhole Agreement at both September 30, 2026 and December 31, 2025.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
14.    Accumulated Other Comprehensive Loss (“AOCL”)
A summary of changes in AOCL follows:

	Unrealized Losses on Securities AFS	Unrealized Losses on Securities Transferred to Securities HTM (1)	Dispropor- tionate Tax Effects from Securities AFS	Unrealized Losses on Derivative Instruments	Total
	(In thousands)
For the three months ended September 30,
2026
Balances at beginning of period	$(38,423)	$(9,107)	$(5,798)	$(3,013)	$(56,341)
Other comprehensive income (loss) before reclassifications	(16,538)	485	—	(1,083)	(17,136)
Amounts reclassified from AOCL	13	—	—	450	463
Net current period other comprehensive income (loss)	(16,525)	485	—	(633)	(16,673)
Balances at end of period	$(54,948)	$(8,622)	$(5,798)	$(3,646)	$(73,014)

2025
Balances at beginning of period	$(51,816)	$(11,489)	$(5,798)	$(784)	$(69,887)
Other comprehensive income (loss) before reclassifications	9,066	614	—	(932)	8,748
Amounts reclassified from AOCL	27	—	—	482	509
Net current period other comprehensive income (loss)	9,093	614	—	(450)	9,257
Balances at end of period	$(42,723)	$(10,875)	$(5,798)	$(1,234)	$(60,630)

For the nine months ended September 30,
2026
Balances at beginning of period	$(40,254)	$(10,256)	$(5,798)	$(1,380)	$(57,688)
Other comprehensive income (loss) before reclassifications	(14,799)	1,634	—	(3,282)	(16,447)
Amounts reclassified from AOCL	105	—	—	1,016	1,121
Net current period other comprehensive income (loss)	(14,694)	1,634	—	(2,266)	(15,326)
Balances at end of period	$(54,948)	$(8,622)	$(5,798)	$(3,646)	$(73,014)

2025
Balances at beginning of period	$(49,301)	$(12,775)	$(5,798)	$(2,070)	$(69,944)
Other comprehensive income (loss) before reclassifications	6,298	1,900	—	(383)	7,815
Amounts reclassified from AOCL	280	—	—	1,219	1,499
Net current period other comprehensive income	6,578	1,900	—	836	9,314
Balances at end of period	$(42,723)	$(10,875)	$(5,798)	$(1,234)	$(60,630)
(1)Represents the remaining unrealized loss to be accreted on securities that were transferred from AFS to HTM on April 1, 2022.
The disproportionate tax effects from securities AFS arose due to tax effects of other comprehensive income (“OCI”) in the presence of a valuation allowance against our deferred tax assets and a pretax loss from operations. Generally, the amount of income tax expense or benefit allocated to operations is determined without regard to the tax effects of other categories of income or loss, such as OCI. However, an exception to the general rule is provided when, in the presence of a valuation

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
allowance against deferred tax assets, there is a pretax loss from operations and pretax income from other categories in the current period. In such instances, income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in operations. Release of material disproportionate tax effects from AOCL to earnings is done by the portfolio method whereby the effects will remain in AOCL as long as we carry a more than inconsequential portfolio of securities AFS.
A summary of reclassifications out of each component of AOCL for the three months ended September 30 follows:

AOCL Component	Amount Reclassified From AOCL	Affected Line Item in Interim Condensed Consolidated Statements of Operations
(In thousands)
2026
Unrealized losses on securities available for sale
	$(17)	Net losses on securities available for sale
	(4)	Income tax expense
	$(13)	Reclassifications, net of tax

Unrealized losses on derivative instruments
	$(536)	Interest income
	33	Interest expense
(569)
	$(119)	Income tax expense
	$(450)	Reclassifications, net of tax

	$(463)	Total reclassifications for the period, net of tax

2025
Unrealized losses on securities available for sale
	$(36)	Net losses on securities available for sale
	(9)	Income tax expense
	$(27)	Reclassifications, net of tax

Unrealized losses on derivative instruments
	$(606)	Interest income
	4	Interest expense
(610)
	$(128)	Income tax expense
	$(482)	Reclassifications, net of tax

	$(509)	Total reclassifications for the period, net of tax

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

A summary of reclassifications out of each component of AOCL for the nine months ended September 30 follows:

AOCL Component	Amount Reclassified From AOCL	Affected Line Item in Interim Condensed Consolidated Statements of Operations
(In thousands)
2026
Unrealized losses on securities available for sale
	$(133)	Net losses on securities available for sale
	(28)	Income tax expense
	$(105)	Reclassifications, net of tax

Unrealized losses on derivative instruments
	$(1,207)	Interest income
	79	Interest expense
(1,286)
	(270)	Income tax expense
	$(1,016)	Reclassifications, net of tax

	$(1,121)	Total reclassifications for the period, net of tax

2025
Unrealized losses on securities available for sale
	$(355)	Net losses on securities available for sale
	(75)	Income tax expense
	$(280)	Reclassifications, net of tax

Unrealized losses on derivative instruments
	$(1,535)	Interest income
	8	Interest expense
(1,543)
	(324)	Income tax expense
	$(1,219)	Reclassifications, net of tax

	$(1,499)	Total reclassifications for the period, net of tax

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
15.    Revenue from Contracts with Customers
We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. We derive the majority of our revenue from financial instruments and their related contractual rights and obligations which for the most part are excluded from the scope of this topic. These sources of revenue that are excluded from the scope of this topic include interest income, net gains on mortgage loans, net gains (losses) on securities AFS, mortgage loan servicing, net and bank owned life insurance and were approximately 88.8% and 88.2% of total revenues for the nine month periods ending September 30, 2026 and 2025, respectively.
Material sources of revenue that are included in the scope of this topic include service charges on deposit accounts, other deposit related income, interchange income and investment and insurance commissions and are discussed in the following paragraphs. Generally these sources of revenue are earned at the time the service is delivered or over the course of a monthly period and do not result in any contract asset or liability balance at any given period end. As a result, there were no contract assets or liabilities recorded as of September 30, 2026 and December 31, 2025.
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
Net (gains) losses on other real estate and repossessed assets: We record a gain or loss from the sale of other real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. If we were to finance the sale of other real estate to the buyer, we would assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction is probable. Once these criteria are met, the other real estate asset would be derecognized and the gain or loss on sale would be recorded upon the transfer of control of the property to the buyer. There were no other real estate properties sold during the nine month periods ending September 30, 2026 and 2025 that were financed by us.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
Three months ending September 30, 2026	(In thousands)
Retail
Overdraft fees	$2,450	$—	$—	$—	$2,450
Account service charges	778	—	—	—	778
ATM fees	—	402	—	—	402
Other	—	159	—	—	159
Business
Overdraft fees	125	—	—	—	125
ATM fees	—	12	—	—	12
Other	—	127	—	—	127
Interchange income	—	—	4,638	—	4,638
Asset management revenue	—	—	—	490	490
Transaction based revenue	—	—	—	114	114

Total	$3,353	$700	$4,638	$604	$9,295

Reconciliation to interim Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$700
Investment and insurance commissions					604
Bank owned life insurance (1)					419
Other (1)					961
Total					$2,684
(1)Excluded from the scope of ASC Topic 606.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
Three months ending September 30, 2025	(In thousands)
Retail
Overdraft fees	$2,333	$—	$—	$—	$2,333
Account service charges	685	—	—	—	685
ATM fees	—	413	—	—	413
Other	—	153	—	—	153
Business
Overdraft fees	113	—	—	—	113
ATM fees	—	13	—	—	13
Other	—	113	—	—	113
Interchange income	—	—	4,157	—	4,157
Asset management revenue	—	—	—	413	413
Transaction based revenue	—	—	—	527	527

Total	$3,131	$692	$4,157	$940	$8,920

Reconciliation to interim Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$692
Investment and insurance commissions					940
Bank owned life insurance (1)					288
Other (1)					1,217
Total					$3,137
(1) Excluded from the scope of ASC Topic 606.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Service Charges on Deposit Accounts	Other Deposit Related Income	Interchange Income	Investment and Insurance Commissions	Total
Nine months ending September 30, 2026	(In thousands)
Retail
Overdraft fees	$6,756	$—	$—	$—	$6,756
Account service charges	2,269	—	—	—	2,269
ATM fees	—	1,127	—	—	1,127
Other	—	458	—	—	458
Business
Overdraft fees	363	—	—	—	363
ATM fees	—	32	—	—	32
Other	—	357	—	—	357
Interchange income	—	—	11,448	—	11,448
Asset management revenue	—	—	—	1,349	1,349
Transaction based revenue	—	—	—	928	928

Total	$9,388	$1,974	$11,448	$2,277	$25,087

Reconciliation to interim Condensed Consolidated Statement of Operations:
Non-interest income - other:
Other deposit related income					$1,974
Investment and insurance commissions					2,277
Bank owned life insurance (1)					1,097
Other (1)					3,324
Total					$8,672
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
Leases are classified as operating or finance leases at the lease commencement date (we did not have any finance leases as of September 30, 2026 and December 31, 2025). Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. The ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of the lease payment over the lease term.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.
The cost components of our operating leases follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Operating lease cost	$359	$352	$1,099	$1,037
Variable lease cost	1	2	4	12
Short-term lease cost	17	16	50	55
Total	$377	$370	$1,153	$1,104
Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our leased facilities.
Supplemental balance sheet information related to our operating leases follows:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Lease right of use asset (1)	$6,521	$7,296
Lease liabilities (2)	$6,806	$7,528

Weighted average remaining lease term (years)	6.27	6.79
Weighted average discount rate	4.4%	4.4%
(1)Included in Accrued income and other assets in our interim Condensed Consolidated Statements of Financial Condition.
(2)Included in Accrued expenses and other liabilities in our interim Condensed Consolidated Statements of Financial Condition.
Maturity analysis of our lease liabilities at September 30, 2026 based on required contractual payments follows:

(In thousands)

Three months ending December 31, 2026	$353
2027	1,360
2028	1,310
2029	1,318
2030	1,148
2031 and thereafter	2,355
Total lease payments	7,844
Less imputed interest	1,038
Total	$6,806

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

17.    Segment Reporting
Independent Bank Corporation is a bank holding company, whose principal activity is the ownership and management of its wholly-owned subsidiaries, including Independent Bank and Highpoint Community Bank. As a community-oriented financial institution, substantially all of our operations involve the delivery of loan and deposit products to customers. See note #18.
As of September 30, 2026, we have one reportable segment which is determined by the Chief Executive Officer, who is the designated chief operating decision maker, based upon information provided about the products and services we offer, primarily banking operations. The segment is also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of the business, which are then aggregated if the operating performance, products/services, and customers are similar. The chief operating decision maker will evaluate the performance of our business components such as evaluating revenue streams, significant expenses, and budget to actual results assessing our segments and in the determination of allocating resources. The chief operating decision maker uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The chief operating decision maker uses consolidated net income, earnings per share, and return on average assets to benchmark us against our competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessing performance and in establishing compensation. Loans, investments, and deposits provide the majority of revenues in the banking operation. Interest expense, provisions for credit losses, and compensation and employee benefits provide the significant expenses in the banking operation. All operations are domestic.
Segment performance is evaluated using consolidated net income, earnings per share, and return on average assets. Information reported internally for performance assessment by the chief operating decision maker is as follows, inclusive of reconciliations of significant segment totals to the interim condensed consolidated financial statements for the three and nine month periods ended September 30, 2026 and 2025.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended September 30, 2026
	Banking	Other(1)	Eliminations	Total
	(In thousands)
INTEREST INCOME
Interest and fees on loans	$68,925	$—	$73	$68,998
Interest on securities	6,657	—	—	6,657
Other investments	1,660	—	—	1,660
Total Interest Income	77,242	—	73	77,315
INTEREST EXPENSE
Deposits	21,289	—	—	21,289
Other borrowings and subordinated debt and debentures	76	693	—	769
Total Interest Expense	21,365	693	—	22,058
Net Interest Income	55,877	(693)	73	55,257
Provision for credit losses	4,807	—	—	4,807
Net Interest Income After Provision for Credit Losses	51,070	(693)	73	50,450
NON-INTEREST INCOME
Interchange income	4,638	—	—	4,638
Service charges on deposit accounts	3,353	—	—	3,353
Net gains on mortgage loans	959	—	52	1,011
Mortgage loan servicing, net	4,074	—	—	4,074
Net gains on equity securities at fair value	65	—	—	65
Other	2,555	312	(200)	2,667
Total Non-interest Income	15,644	312	(148)	15,808
NON-INTEREST EXPENSE
Compensation and employee benefits	24,400	120	(33)	24,487
Data processing	4,743	18	—	4,761
Merger related expense	2,423	1,034	—	3,457
Occupancy, net	2,413	6	—	2,419
Interchange expense	1,446	—	—	1,446
Furniture, fixtures and equipment	1,123	1	—	1,124
Loan and collection	1,023	—	—	1,023
Amortization of other intangibles	917	—	—	917
FDIC deposit insurance	819	—	—	819
Legal and professional	687	87	—	774
Advertising	736	2	—	738
Communications	529	8	—	537
Other	2,008	249	—	2,257
Total Non-interest Expense	43,267	1,525	(33)	44,759
Income (Loss) Before Income Tax	23,447	(1,906)	(42)	21,499
Income tax expense (benefit)	4,017	(359)	(9)	3,649
Net Income (Loss)	$19,430	$(1,547)	$(33)	$17,850

OTHER SEGMENT DISCLOSURES
Depreciation	1,581	—	—	1,581
Amortization	917	—	—	917
Total assets	6,364,081	652,394	(752,843)	6,263,632
(1)    Includes amounts relating to our parent company and certain insignificant operations.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended September 30, 2025
	Banking	Other(1)	Eliminations	Total
	(In thousands)
INTEREST INCOME
Interest and fees on loans	$61,254	$—	$71	$61,325
Interest on securities	6,427	—	—	6,427
Other investments	1,538	343	(343)	1,538
Total Interest Income	69,219	343	(272)	69,290
INTEREST EXPENSE
Deposits	22,315	—	(343)	21,972
Other borrowings and subordinated debt and debentures	139	1,818	—	1,957
Total Interest Expense	22,454	1,818	(343)	23,929
Net Interest Income	46,765	(1,475)	71	45,361
Provision for credit losses	1,991	—	—	1,991
Net Interest Income After Provision for Credit Losses	44,774	(1,475)	71	43,370
NON-INTEREST INCOME
Interchange income	4,157	—	—	4,157
Service charges on deposit accounts	3,131	—	—	3,131
Net gains on mortgage loans	1,425	—	49	1,474
Mortgage loan servicing, net	74	—	—	74
Other	3,010	310	(219)	3,101
Total Non-interest Income	11,797	310	(170)	11,937
NON-INTEREST EXPENSE
Compensation and employee benefits	21,016	144	(35)	21,125
Data processing	3,764	20	—	3,784
Occupancy, net	2,121	6	—	2,127
Interchange expense	1,180	—	—	1,180
Furniture, fixtures and equipment	891	1	—	892
Advertising	523	3	—	526
FDIC deposit insurance	615	—	—	615
Legal and professional	546	136	—	682
Loan and collection	618	—	—	618
Communications	460	5	—	465
Amortization of other intangibles	121	—	—	121
Other	1,794	202	—	1,996
Total Non-interest Expense	33,649	517	(35)	34,131
Income (Loss) Before Income Tax	22,922	(1,682)	(64)	21,176
Income tax expense (benefit)	4,122	(435)	(13)	3,674
Net Income (Loss)	$18,800	$(1,247)	$(51)	$17,502

OTHER SEGMENT DISCLOSURES
Depreciation	1,125	—	—	1,125
Amortization	121	—	—	121
Total assets	5,486,851	538,943	(532,681)	5,493,113
(1)    Includes amounts relating to our parent company and certain insignificant operations.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Nine Months Ended September 30, 2026
	Banking	Other(1)	Eliminations	Total
	(In thousands)
INTEREST INCOME
Interest and fees on loans	$188,655	$—	$235	$188,890
Interest on securities	18,358	—	—	18,358
Other investments	3,530		—	3,530
Total Interest Income	210,543	—	235	210,778
INTEREST EXPENSE
Deposits	58,008	—	—	58,008
Other borrowings and subordinated debt and debentures	707	2,049	—	2,756
Total Interest Expense	58,715	2,049	—	60,764
Net Interest Income	151,828	(2,049)	235	150,014
Provision for credit losses	7,886	—	—	7,886
Net Interest Income After Provision for Credit Losses	143,942	(2,049)	235	142,128
NON-INTEREST INCOME
Interchange income	11,448	—	—	11,448
Service charges on deposit accounts	9,388	—	—	9,388
Net gains on mortgage loans	3,741	—	229	3,970
Mortgage loan servicing, net	8,180	—	—	8,180
Net gains on equity securities at fair value	1,665	—	—	1,665
Other	8,262	974	(697)	8,539
Total Non-interest Income	42,684	974	(468)	43,190
NON-INTEREST EXPENSE
Compensation and employee benefits	68,596	400	(120)	68,876
Data processing	12,802	63	—	12,865
Occupancy, net	6,887	18	—	6,905
Merger related expense	2,766	1,360	—	4,126
Interchange expense	3,861	—	—	3,861
Advertising	3,121	7	—	3,128
Furniture, fixtures and equipment	2,943	2	—	2,945
Loan and collection	2,813	—	—	2,813
FDIC deposit insurance	2,356	—	—	2,356
Legal and professional	1,638	340	—	1,978
Litigation expense	1,850	—	—	1,850
Communications	1,571	23	—	1,594
Amortization of other intangibles	1,147	—	—	1,147
Other	5,717	718	—	6,435
Total Non-interest Expense	118,068	2,931	(120)	120,879
Income (Loss) Before Income Tax	68,558	(4,006)	(113)	64,439
Income tax expense (benefit)	11,706	(773)	(24)	10,909
Net Income (Loss)	$56,852	$(3,233)	$(89)	$53,530

OTHER SEGMENT DISCLOSURES
Depreciation	4,161	1	—	4,162
Amortization	1,147	—	—	1,147
Total assets	6,364,081	652,394	(752,843)	6,263,632
(1)    Includes amounts relating to our parent company and certain insignificant operations.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Nine Months Ended September 30, 2025
	Banking	Other(1)	Eliminations	Total
	(In thousands)
INTEREST INCOME
Interest and fees on loans	$178,419	$—	$209	$178,628
Interest on securities	19,802	—	—	19,802
Other investments	3,882	1,082	(1,082)	3,882
Total Interest Income	202,103	1,082	(873)	202,312
INTEREST EXPENSE
Deposits	64,471	—	(1,082)	63,389
Other borrowings and subordinated debt and debentures	585	4,677	—	5,262
Total Interest Expense	65,056	4,677	(1,082)	68,651
Net Interest Income	137,047	(3,595)	209	133,661
Provision for credit losses	4,212	—	—	4,212
Net Interest Income After Provision for Credit Losses	132,835	(3,595)	209	129,449
NON-INTEREST INCOME
Interchange income	10,674	—	—	10,674
Service charges on deposit accounts	8,926	—	—	8,926
Net gains on mortgage loans	5,231	—	177	5,408
Mortgage loan servicing, net	(72)	—	—	(72)
Other	8,429	938	(617)	8,750
Total Non-interest Income	33,188	938	(440)	33,686
NON-INTEREST EXPENSE
Compensation and employee benefits	62,329	409	(107)	62,631
Data processing	11,302	58	—	11,360
Occupancy, net	6,378	18	—	6,396
Interchange expense	3,476	—	—	3,476
Furniture, fixtures and equipment	2,568	2	—	2,570
Advertising	2,213	7	—	2,220
FDIC deposit insurance	1,963	—	—	1,963
Legal and professional	1,325	336	—	1,661
Loan and collection	2,148	—	—	2,148
Communications	1,507	19	—	1,526
Amortization of other intangibles	365	—	—	365
Other	5,244	595	—	5,839
Total Non-interest Expense	100,818	1,444	(107)	102,155
Income (Loss) Before Income Tax	65,205	(4,101)	(124)	60,980
Income tax expense (benefit)	12,232	(1,195)	(26)	11,011
Net Income (Loss)	$52,973	$(2,906)	$(98)	$49,969

OTHER SEGMENT DISCLOSURES
Depreciation	3,721	1	—	3,722
Amortization	365	—	—	365
Total assets	5,486,851	538,943	(532,681)	5,493,113
(1)    Includes amounts relating to our parent company and certain insignificant operations.

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
18.    Business Combination
Effective July 1, 2026, we completed the previously disclosed acquisition of HCB Financial Corp. ("HCBFC") and its wholly owned banking subsidiary, Highpoint Community Bank ("HCB"), in accordance with the merger agreement (the "Merger Agreement") between Independent Bank Corporation ("IBCP") and HCBFC, entered into on March 18, 2026. Subject to the terms and conditions of the Merger Agreement, we paid aggregate Merger consideration of approximately $74.9 million, consisting of 1.59 million shares of IBCP common stock and $17.5 million in cash, for all of the shares of HCBFC common stock issued and outstanding. HCBFC merged with and into IBCP, with IBCP continuing as the surviving entity. The newly acquired HCB will operate as a separate bank subsidiary until the fourth quarter of 2026, at which time we plan to consolidate HCB into Independent Bank.
Our Condensed Consolidated Financial Statements include HCB’s results of operations from July 1, 2026 through September 30, 2026. HCB contributed net interest income of $5.9 million and net income of $1.8 million, excluding merger-related expenses, to our Condensed Consolidated Statements of Operations for both the three and nine month periods ended September 30, 2026.
The transaction was accounted for as a business combination using the acquisition method in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations. Accordingly, the assets acquired, intangible assets identified and liabilities assumed in the HCBFC acquisition were recorded at their estimated fair values as of July 1, 2026. Determining the estimated fair values required management to make significant estimates and assumptions regarding, among other factors, discount rates, expected future cash flows, market conditions, and other future events, all of which are inherently subjective and subject to change. The estimated fair values were based on information available as of the acquisition date and incorporated the assistance of third-party valuation specialists. Under ASC 805, the fair value estimates may be adjusted during the measurement period to reflect new information about facts and circumstances that existed as of the Merger date and that, if known, would have affected the amounts recognized as of that date. The following table summarizes the preliminary fair value of the total consideration transferred and the preliminary fair value of identifiable assets acquired and liabilities assumed as of the effective date of the transaction:

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

($ in thousands)	Fair Value Estimate
Consideration:
Cash	$17,514
Common stock	57,347
Fair value of total consideration transferred	$74,861

Identifiable assets acquired
Cash and cash equivalents	$149,803
Interest-bearing deposits - time	1,987
Securities available for sale	28,111
Securities held to maturity	21,181
Federal Home Loan Bank and Federal Reserve Bank stock	1,512
Loans, net	354,450
Property and equipment, net	11,252
Capitalized mortgage loan servicing rights	395
Bank owned life insurance	9,437
Accrued income and other assets	1,818
Other intangibles, net	16,668
Total identifiable assets acquired	596,614

Identifiable liabilities assumed
Deposits	539,948
Other borrowings	2,000
Accrued expenses and other liabilities	1,724
Total identifiable liabilities acquired	543,672

Total identifiable net assets acquired	52,942

Goodwill	$21,919

Loans acquired in the HCBFC acquisition that had not experienced more-than-insignificant deterioration in credit quality since origination were classified as PSL under ASU 2025-08 which we adopted in 2025. At July 1, 2026, these loans had a fair value of $352.4 million and gross contractual amounts receivable of $369.6 million. An initial allowance for credit losses of $4.4 million was recognized through an increase in the loans’ initial amortized cost basis.

Acquired loans that had experienced more-than-insignificant deterioration in credit quality since origination were classified as PCD. At July 1, 2026, these loans, consisting primarily of commercial loans, had a fair value, representing the allocated purchase price, of $2.04 million and a par value of $2.33 million. The difference consisted of an initial allowance for credit losses of $0.11 million and a noncredit discount of $0.18 million. The initial allowance was added to the purchase price to establish an initial amortized cost basis of $2.15 million. See Note #4 for additional information regarding our accounting for acquired loans and the allowance for credit losses.

The goodwill recognized in the HCBFC acquisition primarily reflects anticipated operating synergies and the benefits of expanding the Company’s banking presence in Michigan. All goodwill arising from the acquisition was allocated to the Banking reportable segment. None of the goodwill is expected to be deductible for income tax purposes.

The estimated fair value of the core deposit intangible was $16.7 million and is being amortized over an estimated useful life of 10 years.

The following table presents supplemental pro-forma information as if the acquisition had occurred at the beginning of 2025. The unaudited pro forma information includes adjustments for interest income on loans acquired, amortization of

Index
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

other intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired, and the related income tax effects.

The pro forma results include $4.2 million of nonrecurring merger related expense in the nine months ended September 30, 2025. No such costs are included in the three months ended September 30, 2025. These merger related expenses are presented before income taxes. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed dates.

	Three Months Ended September 30,
($ in thousands)	2026	2025
Net Interest Income	$55,143	$51,317
Net income	20,613	19,486

	Nine Months Ended September 30,
($ in thousands)	2026	2025
Net Interest Income	$161,083	$151,507
Net income	59,526	51,903

Index
ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction. The following section presents additional information to assess the financial condition and results of operations of Independent Bank Corporation (“IBCP”), its wholly-owned banks, Independent Bank and Highpoint Community Bank (the “Banks”), and their subsidiaries. This section should be read in conjunction with the interim Condensed Consolidated Financial Statements. We also encourage you to read our 2025 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”). That report includes a list of risk factors that you should consider in connection with any decision to buy or sell our securities.
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

On March 18, 2026, we entered into a definitive merger agreement with HCB Financial Corp. ("HCBFC") (the "Merger Agreement") providing for a business combination of Independent Bank Corporation ("IBCP") and HCBFC. On July 1, 2026, HCBFC was merged with and into IBCP, with IBCP as the surviving corporation (the "Merger"). As a result of the Merger, Highpoint Community Bank became a wholly-owned subsidiary of IBCP as of July 1, 2026. IBCP intends to consolidate Highpoint Community Bank with and into Independent Bank (with Independent Bank as the surviving institution) during the fourth quarter of 2026.

We paid aggregate Merger consideration of approximately $74.9 million, consisting of 1.59 million shares of IBCP common stock and $17.5 million in cash, for all of the shares of HCBFC common stock issued and outstanding immediately before the effective time of the Merger.

Based on a valuation of the assets acquired and liabilities assumed in the Merger, we recorded: $21.9 million of goodwill, a core deposit intangible (“CDI”) of $16.7 million, a discount of $12.9 million on loans and a $2.3 million write-up of property and equipment. The Merger impacted our third quarter 2026 results because of the inclusion of their operations for the first time this quarter as well as merger related expenses. See note #18 to the interim Condensed Consolidated Financial Statements included within this report for further discussion.
It is against this backdrop that we discuss our results of operations and financial condition for the third quarter of 2026 as compared to earlier periods.
RESULTS OF OPERATIONS
Summary. We recorded net income of $17.9 million and $17.5 million during the three months ended September 30, 2026 and 2025, respectively. The increase in 2026 third quarter results as compared to 2025 is due primarily to a $9.9 million increase in net interest income, a $4.0 million favorable change in the fair value due to price of capitalized mortgage loan servicing rights that were partially offset by a $10.6 million increase in non-interest expense and a $2.8 million increase in the provision for credit losses.
We recorded net income of $53.5 million and $50.0 million during the nine months ended September 30, 2026 and 2025, respectively. The increase in 2026 year-to-date results as compared to 2025 is primarily due to a $16.4 million increase in net interest income, an $8.5 million favorable change in the fair value due to price of capitalized mortgage loan servicing rights and a $1.7 million gain on equity securities at fair value that were partially offset by an $18.7 million increase in non-interest expense and a $3.7 million increase in the provision for credit losses.

Index
Key performance ratios

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income (annualized) to
Average assets	1.14%	1.27%	1.24%	1.24%
Average shareholders’ equity	12.17%	14.57%	13.32%	14.32%

Net income per common share
Basic	$0.81	$0.85	$2.54	$2.40
Diluted	0.80	0.84	2.51	2.38
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
Our net interest income totaled $55.3 million during the third quarter of 2026, an increase of $9.9 million, or 21.8% from the year-ago period. This increase primarily reflects a $659.1 million increase in average interest-earning assets and a 28 basis point increase in both the net interest income as a percent of average interest-earning assets and tax equivalent net interest income as a percent of average interest-earning assets. See Reconciliation of Non-GAAP Financial Measures
For the first nine months of 2026, net interest income totaled $150.0 million, an increase of $16.4 million, or 12.2% from 2025. This increase primarily reflects a $326.4 million increase in average interest-earning assets and a 20 basis point increase in the net interest income as a percent of average interest-earning assets, and a 19 basis point increase in tax equivalent net interest income as a percent of average interest-earning assets. See Reconciliation of Non-GAAP Financial Measures
The increase in average interest-earning assets in both the three and nine month periods of 2026 as compared to the same period in 2025 primarily reflects the Merger as well as growth in commercial loans funded from decreases in installment loans and securities held to maturity as well as an increase in deposits.
The increase in our net interest margin during the three and nine month periods in 2026 primarily reflects favorable changes in earning-asset and funding mix, including growth in higher-yielding commercial loans and deposits and a decline in wholesale funding. The lower rate environment partially offset these benefits, as declines in earning-asset yields exceeded declines in interest-bearing funding costs. Merger-related loan discount accretion and a greater contribution from non-interest bearing funding sources ("free funds") also contributed to the increases. See Asset/liability management.

Interest and fees on loans include $0.9 million for the third quarter and first nine months of 2026, of accretion of the discount recorded on securities and loans acquired in the Merger. No such accretion related to the Merger was included in the prior year periods.
Our net interest income is also impacted by our level of non-accrual loans. In the third quarter and first nine months of 2026, non-accrual loans averaged $46.2 million and $40.5 million, respectively. In the third quarter and first nine months of 2025, non-accrual loans averaged $10.8 million and $8.4 million, respectively. In addition, in the third quarter and first nine months of 2026, we had net reversals of $0.05 million and $0.03 million, respectively of unpaid interest on loans placed on or taken off non-accrual or on loans previously charged-off compared to net recoveries of $0.1 million and $0.3 million, respectively, during the same periods in 2025.

Index
Average Balances and Tax Equivalent Rates

	Three Months Ended September 30,
	2026			2025
	Average Balance	Interest	Rate (2)	Average Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$4,792,596	$68,580	5.69%	$4,193,925	$61,250	5.81%
Tax-exempt loans (1)	46,816	528	4.48	7,632	95	4.95
Taxable securities	542,637	3,903	2.88	573,333	3,660	2.55
Tax-exempt securities (1)	270,329	3,209	4.75	253,029	3,190	5.04
Interest bearing cash	145,970	1,349	3.67	113,660	1,261	4.40
Other investments	20,452	310	6.07	18,102	277	6.12
Interest Earning Assets	5,818,800	77,879	5.33	5,159,681	69,733	5.38
Cash and due from banks	69,635			58,099
Other assets, net	321,176			234,143
Total Assets	$6,209,611			$5,451,923

Liabilities
Savings and interest-bearing checking	$3,418,568	13,769	1.60	$2,850,176	13,282	1.85
Time deposits	912,690	7,520	3.27	930,358	8,690	3.71
Other borrowings and subordinated debt	51,253	769	5.96	81,490	1,957	9.57
Interest Bearing Liabilities	4,382,511	22,058	2.00	3,862,024	23,929	2.46
Non-interest bearing deposits	1,134,463			1,005,875
Other liabilities	110,640			107,602
Shareholders’ equity	581,997			476,422

Total liabilities and shareholders’ equity	$6,209,611			$5,451,923

Net Interest Income		$55,821			$45,804

Net Interest Income as a Percent of Average Interest Earning Assets			3.82%			3.54%

_________________________________
(1)Interest on tax-exempt loans and securities available for sale is presented on a fully tax equivalent basis assuming a marginal tax rate of 21%. See Reconciliation of Non-GAAP Financial Measures.
(2)Annualized

Index

	Nine Months Ended September 30,
	2026			2025
	Average Balance	Interest	Rate (2)	Average Balance	Interest	Rate (2)
	(Dollars in thousands)
Assets
Taxable loans	$4,488,893	$188,305	5.60%	$4,123,797	$178,407	5.78%
Tax-exempt loans (1)	20,814	738	4.74	7,141	280	5.25
Taxable securities	532,310	10,556	2.64	594,769	11,491	2.58
Tax-exempt securities (1)	263,297	9,098	4.61	257,051	9,590	4.97
Interest bearing cash	94,467	2,629	3.72	92,263	3,058	4.43
Other investments	18,385	901	6.53	16,731	825	6.57
Interest Earning Assets	5,418,166	212,227	5.23	5,091,752	203,651	5.34
Cash and due from banks	59,597			56,073
Other assets, net	275,955			237,413
Total Assets	$5,753,718			$5,385,238

Liabilities
Savings and interest-bearing checking	$3,149,161	37,691	1.60	$2,827,773	38,731	1.83
Time deposits	842,849	20,317	3.22	887,385	24,658	3.72
Other borrowings and subordinated debt	67,004	2,756	5.50	93,520	5,262	7.51
Interest Bearing Liabilities	4,059,014	60,764	2.00	3,808,678	68,651	2.41
Non-interest bearing deposits	1,047,109			1,001,228
Other liabilities	110,343			108,799
Shareholders’ equity	537,252			466,533

Total liabilities and shareholders’ equity	$5,753,718			$5,385,238

Net Interest Income		$151,463			$135,000

Net Interest Income as a Percent of Average Interest Earning Assets			3.73%			3.54%

_________________________________
(1)Interest on tax-exempt loans and securities available for sale is presented on a fully tax equivalent basis assuming a marginal tax rate of 21%. See Reconciliation of Non-GAAP Financial Measures.
(2)Annualized

Index
Reconciliation of Non-GAAP Financial Measures

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(Dollars in thousands)
Net Interest Margin, Fully Taxable Equivalent ("FTE")

Net interest income	$55,257	$45,361	$150,014	$133,661
Add: taxable equivalent adjustment	564	443	1,449	1,339
Net interest income - taxable equivalent	$55,821	$45,804	$151,463	$135,000
Net interest margin (GAAP) (1)	3.79%	3.51%	3.70%	3.50%
Net interest margin (Non-GAAP FTE) (1)	3.82%	3.54%	3.73%	3.54%
(1)Annualized.
Provision for credit losses. The provision for credit losses was an expense of $4.8 million and an expense of $2.0 million for the three months ended September 30, 2026 and 2025, respectively. During the nine-month periods ended September 30, 2026 and 2025, the provision for credit losses was an expense of $7.9 million and an expense of $4.2 million, respectively.
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
The increase in the provision for credit losses expense from the prior year period is primarily due to the commercial portfolios reflecting an increase in specific reserves on certain individually evaluated commercial loan relationships and net loan growth as well as an increase in the reserve on unfunded lending commitments (attributed to an increase in commitments outstanding as well as the mix of new commitments). Partially offsetting these increases was a decrease in net newly allocated losses in the retail loan portfolios reflecting fewer retail loans requiring incremental expected credit loss allocations during the quarter as well as a decrease in the adjustment to allocations based on subjective factors (for the year to date period). That reduction in allocations based on subjective factors reflects our annual CECL model recalibration, which resulted in minimal changes to the quantitative estimate and demonstrated continued model maturity. The reduction also reflected our assessment of current economic conditions, portfolio performance, business survey results, stable collateral values and reduced regulatory risk.
The quarter to date and year to date provision for credit losses on securities HTM was a credit of $0.03 million in 2026, compared with a quarter to date and year to date credit of $0.04 million in 2025. See Note #3 to the interim Condensed Consolidated Financial Statements included within this report for further discussion.
Non-interest income. Non-interest income is a significant element in assessing our results of operations. Non-interest income totaled $15.8 million during the third quarter of 2026 compared to $11.9 million in the third quarter of 2025. For the first nine months of 2026, non-interest income totaled $43.2 million compared to $33.7 million for the first nine months of 2025.

Index
The components of non-interest income are as follows:
Non-Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Interchange income	$4,638	$4,157	$11,448	$10,674
Service charges on deposit accounts	3,353	3,131	9,388	8,926
Net gains (losses) on assets
Mortgage loans	1,011	1,474	3,970	5,408
Equity securities at fair value	65	—	1,665	—
Securities available for sale	(17)	(36)	(133)	(355)
Mortgage loan servicing, net	4,074	74	8,180	(72)
Investment and insurance commissions	604	940	2,277	2,504
Bank owned life insurance	419	288	1,097	881
Other	1,661	1,909	5,298	5,720
Total non-interest income	$15,808	$11,937	$43,190	$33,686
Interchange income increased on a comparative quarterly and year-to-date basis in 2026 as compared to 2025. The quarterly and year-to-date increases were primarily due to an increase in volume of these transactions. The volume of transactions were favorably impacted by the Merger during these periods.
Service charges on deposit accounts increased on a comparative quarterly and year-to-date basis in 2026 as compared to 2025. The quarterly and year-to-date increases were principally due to the impact of the Merger and increases in treasury management fees.

Mortgage loan activity is summarized as follows:
Mortgage Loan Activity

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Mortgage loans originated	$136,027	$145,561	$412,022	$401,184
Mortgage loans sold (1)	102,311	101,615	284,053	279,593
Net gains on mortgage loans (2)	1,011	1,474	3,970	5,408
Net gains as a percent of mortgage loans sold ("Loan Sales Margin")	0.99%	1.45%	1.40%	1.93%
Fair value adjustments included in the Loan Sales Margin	(0.48)	0.03	(0.01)	0.32
(1) Mortgage loan sales in the third quarters of 2026 and 2025 include $2.2 million and $4.5 million, respectively, of portfolio loan transactions. Mortgage loan sales during the first nine months of 2026 and 2025 include $5.2 million and $19.9 million, respectively, of portfolio loan transactions. These transactions were performed for interest rate risk purposes.
(2)    Net gains on mortgage loans in the third quarters of 2026 and 2025 include net gains of $0.03 million and $0.07 million, respectively, from portfolio loan transactions. Net gains during the first nine months of 2026 and 2025 were $0.1 million and $0.4 million, respectively.

Index
Mortgage loans originated during the third quarter of 2026 declined from the same period last year due in part to an increase in interest rates. The increase in mortgage loans originated for the year to date period ended September 30, 2026 as compared to 2025 was primarily driven by higher refinance activity during the first quarter of 2026 as mortgage rates declined through early 2026.
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
Net gains on mortgage loans totaled $1.0 million and $1.5 million during the third quarters of 2026 and 2025, respectively. For the first nine months of 2026 and 2025, net gains on mortgage loans totaled $4.0 million and $5.4 million, respectively.
Our Loan Sales Margin is impacted by several factors including competition and the manner in which the loan is sold. Net gains on mortgage loans are also impacted by recording fair value accounting adjustments. Excluding these fair value accounting adjustments, the Loan Sales Margin would have been 1.47% and 1.42% in the third quarters of 2026 and 2025, respectively and 1.41% and 1.61% in the first nine months of 2026 and 2025, respectively. The contraction of the Loan Sales Margin during the first nine months of 2026 was primarily due to competitive pressure which had a negative impact on our pricing margins.
The gains on equity securities at fair value during the quarterly and year-to-date periods in 2026 resulted from the sale of certain Visa Inc. Class C shares. See note #13 to the interim Condensed Consolidated Financial Statements included within this report for further discussion.
We recorded a net loss of $0.13 million and $0.36 million on the sale of securities AFS for the first nine months of 2026 and 2025, respectively. We recorded no credit related charges in either 2026 or 2025 on securities AFS. See “Securities” below and note #3 to the interim Condensed Consolidated Financial Statements.
Mortgage loan servicing, net, generated income of $4.1 million and $0.1 million in the third quarters of 2026 and 2025, respectively. For the first nine months of 2026 and 2025, mortgage loan servicing, net, generated income (expense) of $8.2 million and $(0.1) million, respectively. The significant variances in mortgage loan servicing, net are primarily due to changes in the fair value of capitalized mortgage loan servicing rights associated with changes in interest rates and the associated expected future prepayment levels and expected float rates.
Mortgage loan servicing, net activity is summarized in the following table:
Mortgage Servicing Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Mortgage loan servicing, net:	(In thousands)
Revenue, net	$1,646	$1,614	$4,907	$5,145
Fair value change due to price	3,445	(576)	6,216	(2,328)
Fair value change due to pay-downs	(1,017)	(903)	(2,943)	(2,656)
Loss on sale of originated servicing rights	—	(61)	—	(233)
Total	$4,074	$74	$8,180	$(72)

Index
Activity related to capitalized mortgage loan servicing rights is as follows:
Capitalized Mortgage Loan Servicing Rights

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(In thousands)
Balance at beginning of period	$33,949	$32,053	$31,493	$46,796
Originated servicing rights capitalized	1,067	948	2,678	2,766
Change in fair value	2,428	(1,479)	3,273	(4,984)
Sale of originated servicing rights (1)	—	61	—	(12,823)
Loss on sale of originated servicing rights (1)	—	(61)	—	(233)
Servicing rights acquired	395	—	395	—
Balance at end of period	$37,839	$31,522	$37,839	$31,522
(1)     On January 31, 2025 we sold $931.6 million of mortgage loan servicing rights (26.3% of total servicing portfolio) and transferred the servicing on March 3, 2025. This sale represented approximately $13.1 million (27.9%) of the total capitalized mortgage loan servicing right asset. Transaction expenses relating to this sale were approximately $0.2 million and were expensed in 2025.
At September 30, 2026, we were servicing approximately $2.63 billion in mortgage loans for others on which servicing rights have been capitalized. This servicing portfolio had a weighted average coupon rate of 4.63% and a weighted average service fee of approximately 25.6 basis points. Capitalized mortgage loan servicing rights at September 30, 2026 totaled $37.8 million, representing approximately 144.0 basis points on the related amount of mortgage loans serviced for others.
Investment and insurance commissions in the table above decreased by $0.3 million and $0.2 million in the third quarter and first nine months of 2026, respectively, compared to the same prior year periods. The decreases were due in part to our wealth management program’s transition between broker-dealer platforms temporarily reduced commission-generating activity.
Other income in the table above decreased by $0.2 million and $0.4 million in the third quarter and first nine months of 2026, respectively, compared to the same prior year periods. These decreases were primarily due to lower commercial loan swap fees.
Non-interest expense. Non-interest expense is an important component of our results of operations. We strive to efficiently manage our cost structure.
Non-interest expense increased by $10.6 million to $44.8 million and increased by $18.7 million to $120.9 million during the three- and nine-month periods ended September 30, 2026, respectively, compared to the same periods in 2025.

Index
The components of non-interest expense are as follows:
Non-Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Compensation	$15,643	$13,916	$44,014	$40,723
Performance-based compensation	4,640	2,900	12,296	9,979
Payroll taxes and employee benefits	4,204	4,309	12,566	11,929
Compensation and employee benefits	24,487	21,125	68,876	62,631
Data processing	4,761	3,784	12,865	11,360
Occupancy, net	2,419	2,127	6,905	6,396
Merger related expense	3,457	—	4,126	—
Interchange expense	1,446	1,180	3,861	3,476
Advertising	738	526	3,128	2,220
Furniture, fixtures and equipment	1,124	892	2,945	2,570
Loan and collection	1,023	618	2,813	2,148
FDIC deposit insurance	819	615	2,356	1,963
Legal and professional	774	682	1,978	1,661
Litigation expense	—	—	1,850	—
Communications	537	465	1,594	1,526
Taxes, licenses and fees	469	335	1,205	951
Amortization of other intangibles	917	121	1,147	365
Director fees	309	265	853	773
Net gains (losses) on other real estate and repossessed assets	50	39	60	(77)
Recovery for loss reimbursement on sold loans	(6)	(5)	(32)	(22)
Other	1,435	1,362	4,349	4,214
Total non-interest expense	$44,759	$34,131	$120,879	$102,155
Compensation and employee benefits expenses, in total, increased $3.4 million on a quarterly comparative basis and increased $6.2 million for the first nine months of 2026 compared to the same periods in 2025.
Compensation expense increased by $1.7 million and $3.3 million in the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025. These comparative increases in 2026 were primarily due to the Merger, salary increases that were predominantly effective on January 1, 2026, and additional commercial lending and support staff that were partially offset by a decrease in mortgage lending and other retail personnel.
Performance-based compensation increased by $1.7 million and $2.3 million in the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025. The increase is due in part to both higher expected incentive compensation payout for salaried and hourly employees and long term share based incentives as well as the impact of the Merger.
Payroll taxes and employee benefits increased (decreased) by $(0.1) million and $0.6 million in the third quarter and first nine months of 2026, respectively, compared to the same periods in 2025. The decrease during the third quarter was due primarily to a decrease in employee medical insurance cost that was partially offset by the impact of the Merger. The increase during the first nine months was due primarily to the impact of the Merger as well as higher retirement and payroll tax (due to higher payroll costs) expenses.

Index
Data processing expense increased by $1.0 million and $1.5 million in the third quarter and first nine months of 2026, respectively, compared to the same prior year periods due in part to the impact of the Merger, core data processor annual asset growth and CPI related cost increases as well as new solutions implemented during this time frame.
Occupancy expense increased by $0.3 million and $0.5 million in the third quarter and first nine months of 2026, respectively, compared to the same prior year periods due in part to the impact of the Merger.
Merger related expenses of $3.5 million and $4.1 million in the third quarter and first nine months of 2026 reflect change in control related payments, investment banker fees, legal, professional, regulatory, valuation, and other direct transaction costs associated with the Merger.
Advertising expense increased by $0.2 million and $0.9 million in the third quarter and first nine months of 2026, respectively, compared to the same prior year periods due to higher customer acquisition marketing costs (year to date), higher out-of-home advertising campaigns (year to date) and higher strategic sponsorship costs.
Furniture, fixtures and equipment expense increased by $0.2 million and $0.4 million in the third quarter and first nine months of 2026, respectively, compared to the same prior year periods due in part to the impact of the Merger.
Loan and collection expense increased by $0.4 million and $0.7 million in the third quarter and first nine months of 2026, respectively, compared to the same prior year periods due primarily to higher legal fees associated with collection and workout activities.
The amortization of other intangible assets primarily reflects amortization of the core deposit intangible and non-compete agreement recognized in connection with the Merger. We had remaining unamortized intangible assets of $17.0 million and $1.0 million at September 30, 2026 and December 31, 2025, respectively. See note #7 to the Condensed Consolidated Financial Statements for a schedule of future amortization of other intangible assets.
Income tax expense. We recorded an income tax expense of $3.6 million and $10.9 million in the third quarter and the first nine months of 2026, respectively. This compares to an income tax expense of $3.7 million and $11.0 million in the third quarter and the first nine months of 2025, respectively. The changes in expense for the first nine months of 2026 compared to the same period in 2025 is primarily due to changes in pretax income as well as an increase in certain tax credits recognized during 2026.
Our actual income tax expense is different than the amount computed by applying our statutory income tax rate to our income before income tax primarily due to tax-exempt interest income, tax-exempt income from the increase in the cash surrender value on life insurance, differences in the value of stock awards that vest and stock options that are exercised as compared to the initial fair values that were expensed and certain tax credit investments.
We assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. The ultimate realization of this asset is primarily based on generating future income. We concluded at September 30, 2026 and 2025 and at December 31, 2025, that the realization of substantially all of our deferred tax assets continues to be more likely than not.
FINANCIAL CONDITION
Summary. Our total assets increased by $757.9 million during the first nine months of 2026. Loans, excluding loans held for sale, were $4.90 billion at September 30, 2026, compared to $4.28 billion at December 31, 2025. Commercial loans and mortgage loans increased while installment loans decreased during the first nine months of 2026. (See “Portfolio Loans and asset quality.”) Securities available for sale and securities held to maturity together totaled $812.5 million at September 30, 2026, an increase of $7.1 million since December 31, 2025. These balances were impacted by the Merger. See Note #18 to the interim Condensed Consolidated Financial Statements included within this report for further discussion.
Deposits totaled $5.52 billion at September 30, 2026, an increase of $759.7 million from December 31, 2025. Deposits associated with the Merger totaled $543.5 million at September 30, 2026. The remaining $216.2 million increase reflected organic growth in reciprocal deposits ($77.5 million), savings and interest-bearing checking deposits ($107.9 million), non-interest-bearing deposits ($36.0 million) and time deposits ($12.9 million), partially offset by an $18.1 million decrease in brokered time deposits.
Securities. We maintain diversified securities portfolios, which include obligations of U.S. government-sponsored agencies, securities issued by states and political subdivisions, residential and commercial mortgage-backed securities,

Index
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
Securities Available for Sale

	Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Securities available for sale	(In thousands)
September 30, 2026	$589,169	$493	$70,046	$519,616
December 31, 2025	546,863	430	51,384	495,909
Securities Held to Maturity

	Carrying Value	Transferred Unrealized Loss (1)	ACL	Amortized Cost	Unrecognized		Fair Value
					Gains	Losses
	(In thousands)
Securities held to maturity
September 30, 2026	$292,884	$10,914	$61	$303,859	$14	$47,624	$256,249
December 31, 2025	309,523	12,982	92	322,597	36	39,803	282,830
(1)Represents the remaining unrealized loss to be accreted on securities that were transferred from AFS to HTM on April 1, 2022.
Securities AFS in unrealized loss positions are evaluated quarterly for impairment related to credit losses. For securities AFS in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For securities AFS that do not meet these criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, adverse conditions specifically related to the security and the issuer and the impact of changes in market interest rates on the market value of the security, among other factors. If this assessment indicates that a credit loss exists, we compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis for the security, a credit loss exists and an ACL is recorded, limited to the amount that the fair value of the security is less than its amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income (loss), net of applicable taxes. No ACL for securities AFS was needed at September 30, 2026 and December 31, 2025. The increase in unrealized losses during the first nine months of 2026 primarily reflected higher U.S. Treasury yields. During 2026 the Treasury curve flattened, with two- to five-year rates rising 125 to 140 basis points, compared with increases of 90 to 110 basis points on seven- to ten-year rates. Credit spreads were generally stable. Tax-exempt municipal securities

Index
underperformed Treasuries as municipal-to-taxable yield ratios widened, particularly for maturities of 10 to 15 years. See note #3 to the interim Condensed Consolidated Financial Statements included within this report for further discussion.
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
Sales of securities available for sale were as follows (See “Non-interest income.”):
Sales of Securities Available for Sale

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Proceeds	$19,263	$4,225	$24,813	$30,581
Gross gains	11	—	11	37
Gross losses	28	36	144	392
Net gains (losses)	$(17)	$(36)	$(133)	$(355)

The Merger did not have a significant impact on our securities portfolios. $17.8 million of the proceeds from sales of securities available for sale in the table above relate to securities acquired in the Merger and subsequently sold after July 1, 2026. These sales were done to augment market yield and modestly reduce duration while maintaining liquidity metrics.
Portfolio Loans and asset quality. In addition to the communities served by our Banks' branch and loan production office network, our principal lending markets also include nearby communities and metropolitan areas. Subject to established underwriting criteria, we also may participate in commercial lending transactions with certain non-affiliated banks and make whole loan purchases from other financial institutions.
The senior management and board of directors of our Banks retain authority and responsibility for credit decisions and we have adopted uniform underwriting standards. Our loan committee structure and the loan review process attempt to provide requisite controls and promote compliance with such established underwriting standards. However, there can be no assurance that our lending procedures and the use of uniform underwriting standards will prevent us from incurring significant credit losses in our lending activities.
We generally retain loans that may be profitably funded within established risk parameters. (See “Asset/liability management.”) As a result, we may hold adjustable-rate conventional and fixed rate jumbo mortgage loans as Portfolio Loans, while 15- and 30-year fixed-rate non-jumbo mortgage loans are generally sold to mitigate exposure to changes in interest rates. (See “Non-interest income" and “Asset/liability management.”).

Index
A summary of our Portfolio Loans follows:

	September 30, 2026	December 31, 2025
	(In thousands)
Real estate(1)
Residential first mortgages	$1,391,959	$1,285,781
Non farm non residential	1,585,847	1,248,883
Construction and land development	278,828	273,582
Residential home equity and other junior mortgages	245,698	211,646
Multifamily residential	131,385	123,210
Consumer	516,452	533,807
Commercial	743,636	595,856
Agricultural	3,344	3,520
Total loans	$4,897,149	$4,276,285
_________________________________
(1)Includes both residential and non-residential commercial loans secured by real estate.

Portfolio Loans totaled $4.90 billion at September 30, 2026, an increase of $620.9 million from December 31, 2025. Loans associated with the Merger totaled $366.7 million at September 30, 2026. The remaining $254.2 million increase primarily reflected organic growth related to commercial lending.

Non-performing assets

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Non-accrual loans	$50,277	$33,074
Loans 90 days or more past due and still accruing interest	—	—
Subtotal	50,277	33,074
Less: Government guaranteed loans	11,116	9,947
Total non-performing loans	39,161	23,127
Other real estate and repossessed assets, net	759	896
Total non-performing assets	$39,920	$24,023

As a percent of Portfolio Loans
Non-performing loans	0.80%	0.54%
Allowance for credit losses	1.51	1.48
Non-performing assets to total assets	0.64	0.44
Allowance for credit losses as a percent of non-performing loans	188.26%	274.33%
Non-performing loans have increased as a percent of Portfolio Loans since year-end 2025, primarily due to the addition of four commercial relationships during the first nine months of 2026. See note #4.
Other real estate and repossessed assets totaled $0.76 million and $0.90 million at September 30, 2026, and December 31, 2025, respectively.
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
Allowance for credit losses on loans, securities HTM and unfunded lending commitments

	Nine months ended September 30,
	2026			2025
	Loans	Securities HTM	Unfunded Commitments(1)	Loans	Securities HTM	Unfunded Commitments (1)
	(Dollars in thousands)
Balance at beginning of period	$63,445	$92	$5,440	$59,379	$132	$5,131
Additions (deductions)
Provision for credit losses	6,574	(31)	1,343	4,252	(40)	—
Recoveries credited to allowance	1,691	—	—	1,604	—	—
Assets charged against the allowance	(2,538)	—	—	(2,776)	—	—
Initial allowance on purchased seasoned loans	4,445	—	61	—	—	—
Initial allowance on purchased credit deteriorated loans	107	—	—	—	—	—
Additions included in non-interest expense	—	—	—	—	—	(190)
Balance at end of period	$73,724	$61	$6,844	$62,459	$92	$4,941

Net loans charged against the allowance to average Portfolio Loans	0.03%			0.04%
(1) Beginning in the fourth quarter of 2025, we began classifying the provision for unfunded lending commitments in the provision for credit losses in the Consolidated Statements of Operations.
Initial allowances of approximately $4.6 million and $0.06 million were recognized on loans and unfunded commitments, respectively due to the Merger. See Note #18 to the interim Condensed Consolidated Financial Statements included within this report for further discussion.
Allocation of the Allowance for Credit Losses on Loans

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Specific allocations	$12,952	$6,776
Pooled analysis allocations	51,652	45,789
Additional allocations based on subjective factors	9,120	10,880
Total	$73,724	$63,445
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

Index
The ACL increased $10.3 million to $73.7 million at September 30, 2026 from $63.4 million at December 31, 2025, and was equal to 1.51% and 1.48% of total Portfolio Loans at September 30, 2026 and December 31, 2025, respectively.
The Merger accounts for $4.6 million of this increase. In addition, since December 31, 2025, the ACL related to specific loans increased $6.18 million due primarily to additional individually evaluated commercial loan relationships and higher reserves on certain existing individually evaluated commercial loan relationships. Pooled analysis allocations increased primarily due to commercial loan growth and modest changes in portfolio risk characteristics, partially offset by model recalibration and updated economic assumptions that reduced expected losses within certain retail loan portfolios. Additional allocations based on subjective factors decreased due to the impact of continued maturity of the ACL model and updates to current economic factors impacting the quantitative estimate..
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
Deposits totaled $5.52 billion and $4.76 billion at September 30, 2026, and December 31, 2025, respectively. Deposits associated with the Merger totaled $543.5 million at September 30, 2026. The remaining $216.2 million increase reflected organic growth in reciprocal deposits ($77.5 million), savings and interest-bearing checking deposits ($107.9 million), non-interest-bearing deposits ($36.0 million) and time deposits ($12.9 million), partially offset by an $18.1 million decrease in brokered time deposits. Reciprocal deposits totaled $1.052 billion and $974.9 million at September 30, 2026 and December 31, 2025, respectively. These deposits represent demand, money market and time deposits from our customers that have been placed through IntraFi Network. This service allows our customers to access multi-million dollar FDIC deposit insurance on deposit balances greater than the standard FDIC insurance maximum.
We cannot be sure that we will be able to maintain our current level of core deposits. In particular, those deposits that are uninsured may be susceptible to outflow. Data relating to our deposit portfolios (excluding brokered time) follows:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Uninsured deposits (1)	$1,500,438	$1,175,893
Uninsured deposits as a percentage of deposits	27.2%	24.8%
Average deposit account size	$23.55	$22.51
Balance of top 100 largest depositors	$1,311,707	$1,156,014
Balance of top 100 depositors as a percentage of deposits, excluding brokered time deposits	23.8%	24.4%
(1) These amounts exclude intercompany related deposits of $33.9 million and $47.0 million at September 30, 2026 and December 31, 2025, respectively. Uninsured deposits reported in our Call Report at September 30, 2026 and December 31, 2025 totaled $1.534 billion and $1.223 billion, respectively.
We have also implemented strategies that incorporate using federal funds purchased, other borrowings and Brokered CDs to fund a portion of our interest-earning assets. The use of such alternate sources of funds supplements our core deposits and is also an integral part of our asset/liability management efforts.
Other borrowings, comprised primarily of FHLB borrowings, totaled $4.0 million and $77.0 million at September 30, 2026, and December 31, 2025, respectively.

Index
As described above, we have utilized wholesale funding, including federal funds purchased, FHLB and FRB borrowings and Brokered CDs to augment our core deposits and fund a portion of our assets. At September 30, 2026, our use of such wholesale funding sources (including reciprocal deposits) amounted to approximately $1.06 billion, or 19.1% of total funding (deposits and all borrowings, excluding subordinated debentures). Because wholesale funding sources are affected by general market conditions, the availability of such funding may be dependent on the confidence these sources have in our financial condition and operations. The continued availability to us of these funding sources is not certain, and Brokered CDs may be difficult for us to retain or replace at attractive rates as they mature. Our liquidity may be constrained if we are unable to renew our wholesale funding sources or if adequate financing is not available in the future at acceptable rates of interest or at all. Our financial performance could also be affected if we are unable to maintain our access to funding sources or if we are required to rely more heavily on more expensive funding sources. In such case, our net interest income and results of operations could be adversely affected.
We historically employed derivative financial instruments to manage our exposure to changes in interest rates. During the first nine months of 2026 and 2025, we entered into $109.1 million and $117.9 million (aggregate notional amounts), respectively, of interest rate swaps with commercial loan customers, which were offset with interest rate swaps that were entered into with a broker-dealer. We recorded $0.94 million and $1.39 million of fee income related to these transactions during the first nine months of 2026 and 2025, respectively. See note #6 to the interim Condensed Consolidated Financial Statements included within this report for more information on our derivative financial instruments.
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
Our primary sources of funds include our deposit base, secured advances from the FHLB and FRB, federal funds purchased, borrowing facilities with other banks, and access to the capital markets (for Brokered CDs). At September 30, 2026, in addition to liquidity available from our normal operating, funding and investing activities we had unused credit lines with the FHLB and FRB of approximately $858.9 million and $1.132 billion, respectively. We also had approximately $463.8 million in fair value of unpledged securities AFS and HTM at September 30, 2026, which could be pledged for an estimated additional borrowing capacity at the FHLB and FRB of approximately $437.9 million.
At September 30, 2026, we had $894.6 million of time deposits that mature in the next 12 months. Historically, a majority of these maturing time deposits are renewed by our customers. Additionally, $4.59 billion of our deposits at September 30, 2026, were in account types from which the customer could withdraw the funds on demand. Changes in the balances of deposits that can be withdrawn upon demand are usually predictable and the total balances of these accounts have generally grown or have been stable over time as a result of our marketing and promotional activities. However, there can be no assurance that historical patterns of renewing time deposits or overall growth or stability in deposits will continue in the future.
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
We believe that we currently have adequate liquidity at our Banks because of our cash and cash equivalents, our portfolio of securities AFS, our access to secured advances from the FHLB and FRB and our ability to issue Brokered CDs.
We also believe that the available cash on hand at the parent company of approximately $33.2 million as of September 30, 2026, provides sufficient liquidity resources at the parent company to meet operating expenses, to make interest payments on the subordinated debentures and, along with dividends from the Banks, to pay projected cash dividends on our common stock.
Effective management of capital resources is critical to our mission to create value for our shareholders. In addition to common stock, our capital structure also currently includes cumulative trust preferred securities.

Index
Capitalization

	September 30, 2026	December 31, 2025
	(In thousands)
Subordinated debentures	$39,915	$39,864
Amount not qualifying as regulatory capital	(1,224)	(1,224)
Amount qualifying as regulatory capital	38,691	38,640
Shareholders’ equity
Common stock	361,741	307,845
Retained earnings	288,569	252,794
Accumulated other comprehensive loss	(73,014)	(57,688)
Total shareholders’ equity	577,296	502,951
Total capitalization	$615,987	$541,591
We currently have four special purpose entities with $39.9 million of outstanding cumulative trust preferred securities as of September 30, 2026. These special purpose entities issued common securities and provided cash to our parent company that in turn issued subordinated debentures to these special purpose entities equal to the trust preferred securities and common securities. The subordinated debentures represent the sole asset of the special purpose entities. The common securities and subordinated debentures are included in our interim Condensed Consolidated Statements of Financial Condition.
The FRB has issued rules regarding trust preferred securities as a component of the Tier 1 capital of bank holding companies. The aggregate amount of trust preferred securities (and certain other capital elements) are limited to 25 percent of Tier 1 capital elements, net of goodwill (net of any associated deferred tax liability). The amount of trust preferred securities and certain other elements in excess of the limit can be included in Tier 2 capital, subject to restrictions. At the parent company, all of these securities qualified as Tier 1 capital at September 30, 2026, and December 31, 2025.
Common shareholders’ equity increased to $577.3 million at September 30, 2026, from $503.0 million at December 31, 2025. The increase is primarily due to common stock issued in the Merger and earnings retention. Our ratio of common equity to assets was 9.22% and 9.14% at September 30, 2026, and December 31, 2025, respectively. Our tangible common equity (“TCE”) totaled $510.0 million and $473.7 million, respectively, at those same dates. Our ratio of TCE to tangible assets was 8.23% and 8.65% at September 30, 2026, and December 31, 2025, respectively. TCE and the ratio of TCE to tangible assets are non-GAAP measures. TCE represents total common equity less goodwill and other intangible assets.
In December 2025, our Board of Directors authorized a 2026 share repurchase plan. Under the terms of the 2026 share repurchase plan, we are authorized to buy back up to 1,100,000, or approximately 5% of our outstanding common stock. During the first nine months of 2026, we repurchased 119,425 shares of common stock for an aggregate purchase price of $4.16 million. During the first nine months of 2025, we repurchased 266,008 shares of common stock, for an aggregate purchase price of $7.77 million.
We currently pay a quarterly cash dividend on our common stock. These dividends totaled $0.84 per share and $0.78 per share in the first nine months of 2026 and 2025, respectively. We generally favor a dividend payout ratio between 30% and 50% of net income.
As of September 30, 2026 and December 31, 2025, our Banks continued to meet the requirements to be considered “well-capitalized” under federal regulatory standards (also see note #10 to the interim Condensed Consolidated Financial Statements included within this report).
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

Index
implementation of our asset/liability management strategies, but such evaluations further consider interest-rate and liquidity risk as well as other pertinent factors. We have established parameters for interest-rate risk. We regularly monitor our interest-rate risk and report at least quarterly to our board of directors.
We employ simulation analyses to monitor our interest-rate risk profile and evaluate potential changes in our net interest income and economic value that result from changes in interest rates. The purpose of these simulations is to identify sources of interest-rate risk. The simulations do not anticipate any actions that we might initiate in response to changes in interest rates and, accordingly, the simulations do not provide a reliable forecast of anticipated results. The simulations are predicated on immediate, permanent and parallel shifts in interest rates and generally assume that current loan and deposit pricing relationships remain constant. The simulations further incorporate assumptions relating to changes in customer behavior, including changes in prepayment rates on certain assets and liabilities. The Merger did not have a material impact to the changes under these simulations. At September 30, 2026, our longer term interest rate risk measure based on changes in economic value indicates exposure to rising rates. Interest rate sensitivity under this measure has decreased modestly from December 31, 2025 due to a decline in asset duration and a higher base value. Asset duration declined due to a shift in the asset mix to shorter duration loans (primarily variable rate commercial loans). In addition, at September 30, 2026 our simulation base-rate scenario for economic value increased from December 31, 2025. Much of this increase was due to the Merger. This base case economic value also benefited from an increase in the equity due to positive earnings; a favorable shift in the asset mix out of investments and retail loans into variable rate commercial loans; and a favorable shift in the funding mix to an increase in low cost / low priced non-maturity deposits. We are carefully monitoring the change in our funding mix as well as the composition of our earning assets and the impact of potential future changes in interest rates on our changes in economic value and changes in net interest income. As a result, we may add some longer-term borrowings, may utilize derivatives (interest rate swaps, interest rate caps and interest rate floors) and may continue to sell some fixed rate jumbo and other portfolio mortgage loans in the future.
CHANGES IN ECONOMIC VALUE, NET INTEREST INCOME AND NET INTEREST MARGIN

Change in Interest Rates	Economic Value(1)	Percent Change	Net Interest Income(2)	Percent Change	Net Interest Margin(3)	Percent Change
	(Dollars in thousands)
September 30, 2026
200 basis point rise	$890,400	(3.45)%	$242,500	3.72%	4.12%	3.78%
100 basis point rise	910,000	(1.32)	238,400	1.97	4.05	2.02
Base-rate scenario	922,200	—	233,800	—	3.97	—
100 basis point decline	929,700	0.81	232,300	(0.64)	3.95	(0.50)
200 basis point decline	925,300	0.34	230,400	(1.45)	3.91	(1.51)

December 31, 2025
200 basis point rise	$693,900	(4.75)%	$202,200	3.01%	3.89%	3.18%
100 basis point rise	712,800	(2.16)	198,900	1.32	3.82	1.33
Base-rate scenario	728,500	—	196,300	—	3.77	—
100 basis point decline	731,700	0.44	194,100	(1.12)	3.73	(1.06)
200 basis point decline	714,300	(1.95)	191,300	(2.55)	3.68	(2.39)
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

Index
upon a static interim Condensed Consolidated Statement of Financial Condition, which includes debt and related financial derivative instruments, and do not consider loan fees or loan origination costs.
LITIGATION MATTERS
We are involved in various litigation matters in the ordinary course of business, which currently include three putative class action complaints brought against Independent Bank alleging that its practice of charging overdraft and other fees was not consistent with the disclosures Independent Bank made to consumers. These lawsuits are similar to lawsuits that have recently been filed against other financial institutions pertaining to overdraft fee disclosures. No class has been certified in any of the putative class action complaints brought against Independent Bank, and we believe we have valid defenses to each of the claims that have been made. These three actions are being coordinated for pre-trial and other purposes.
During the quarter ended June 30, 2026, Independent Bank reached an agreement in principle to resolve these coordinated actions for $1.85 million, subject to the negotiation, execution, and delivery of definitive settlement documentation and preliminary and final approval by the court. There can be no assurance that definitive settlement documentation will be executed, that the court will approve the proposed settlement on its current or any other terms, or that the proposed settlement will become final and non-appealable. The proposed settlement does not constitute an admission of liability or wrongdoing by the Company or Independent Bank, and the Company and Independent Bank continue to deny the allegations. If the proposed settlement is not finalized or approved, we intend to continue to defend the actions vigorously.
As of September 30, 2026, we had accrued $1.85 million for losses we consider probable and reasonably estimable with respect to these matters. The accrual is reflected as Litigation Expense in the interim condensed consolidated statement of operations and in accrued expenses and other liabilities in the interim condensed consolidated statements of financial condition. Because of the inherent uncertainty of litigation and the fact that the proposed settlement remains subject to definitive documentation and court approval, it is reasonably possible that our ultimate loss could differ from the amount accrued.

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
CRITICAL ACCOUNTING POLICIES
Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the ACL, capitalized mortgage loan servicing rights, and the valuation of assets acquired and liabilities assumed in business combinations are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those that we have used could result in material changes in our consolidated financial position or results of operations.
The acquisition of HCB Financial Corp. on July 1, 2026 required significant estimates and judgments in determining the acquisition-date fair values of assets acquired and liabilities assumed, particularly acquired loans and the core deposit

Index
intangible. Significant assumptions used in these valuations included expected cash flows, credit losses, prepayment speeds and discount rates for acquired loans, and deposit attrition, servicing costs, alternative funding costs and discount rates for the core deposit intangible. Changes in these assumptions could materially affect the amounts assigned to acquired assets and goodwill and the related subsequent recognition of income and expense. See note #18 to the interim consolidated financial statements for additional information.
Other than the business combination estimates discussed above, there have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Index
Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See applicable disclosures set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 under the caption “Asset/liability management.”
Item 4.
CONTROLS AND PROCEDURES
(a)Evaluation of Disclosure Controls and Procedures.
With the participation of management, our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(e) and 15d – 15(e)) for the period ended September 30, 2026, have concluded that, as of such date, our disclosure controls and procedures were effective.
(b)Changes in Internal Controls.
During the quarter ended September 30, 2026, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
Part II
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025, as updated by Part II, Item 1A. Risk Factors in each of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026, and June 30, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company maintains a Deferred Compensation and Stock Purchase Plan for Non-Employee Directors (the "Plan") pursuant to which non-employee directors can elect to receive shares of the Company's common stock in lieu of fees otherwise payable to the director for his or her service as a director. A director can elect to receive shares on a current basis or to defer receipt of the shares, in which case the shares are issued to a trust to be held for the account of the director and then generally distributed to the director after his or her retirement from the Board. Pursuant to this Plan, during the third quarter of 2026, the Company issued 285 shares of common stock to non-employee directors on a current basis and 1,726 shares of common stock to the trust for distribution to directors on a deferred basis. 1,264 shares were issued on July 1, 2026 representing aggregate fees of $0.05 million and 462 shares were issued on July 31, 2026 representing aggregate fees of $0.02 million. The shares on a current basis were issued at a price of $36.07 per share and the shares on a deferred basis were issued at prices of $32.46 per share (July 1, 2026) and $34.37 per share (July 31, 2026), representing 90% of the fair value of the shares on the credit date. The price per share was the consolidated closing bid price per share of the Company's common stock as of the date of issuance, as determined in accordance with NASDAQ Marketplace Rules. The Company issued the shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 due to the fact that the issuance of the shares was made on a private basis pursuant to the Plan.
The following table shows certain information relating to repurchases of common stock for the three-months ended September 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Remaining Number of Shares Authorized for Purchase Under the Plan
July 2026	—	$—	—	1,100,000
August 2026	119,520	34.79	119,425	980,575
September 2026	—	—	—	980,575
Total	119,520	$34.79	119,425	980,575
(1) August amount includes 95 shares withheld from the shares that would otherwise have been issued to certain officers in order to satisfy the tax withholding obligations resulting from the vesting of restricted stock.

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

Index
Item 6. Exhibits

(a)	The following exhibits (listed by number corresponding to the Exhibit Table as Item 601 in Regulation S-K) are filed with this report:
	10.1	Form of Indemnity Agreement entered into by Independent Bank Corporation with each of its directors.
	31.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
	31.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
	32.1	Certificate of the Chief Executive Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
	32.2	Certificate of the Chief Financial Officer of Independent Bank Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
	101.	INS Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
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

Date	November 4, 2026	By	/s/ Gavin A. Mohr
Gavin A. Mohr, Principal Financial Officer

Date	November 4, 2026	By	/s/ James J. Twarozynski
James J. Twarozynski, Principal Accounting Officer